Form 10-Q
period 1996-03-31
ONYX ACCEPTANCE CORP
filed 1996-05-15
CIK 1006614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 28050

                           ONYX ACCEPTANCE CORPORATION

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                     33-0577635

Onyx Acceptance Corporation

8001 Irvine Center Drive, Suite 500 Irvine, Ca. 92718
(714) 450-5500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of May 1, 1996, there were 5,871,633 shares of registrant's Common Stock, par value $.01 per share outstanding.

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                 Page
         Balance Sheets at March 31, 1996 (Unaudited) and December 31, 1995 ................................    3

         Consolidated Statements of Income for the three months ended
         March 31, 1996 (Unaudited) and March 31, 1995......................................................    4

         Consolidated  Statements of Shareholders' Equity for the three months
         ended March 31, 1996 (Unaudited)..................................................................     5

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1996 (Unaudited), and March 31, 1995 (Unaudited).........................................    6

         Notes to Consolidated Financial Statements.........................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................................    9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   18

Item 5.  Other  Information.................................................................................   19

Item 6.  Exhibits and Reports on Form 8-K...................................................................   19

SIGNATURES..................................................................................................   24

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,      December 31,
                                                                     1996            1995
                                                                -------------    -------------
                                                                 (UNAUDITED)
ASSETS

   CASH & CASH EQUIVALENTS ..................................   $     578,365    $   1,622,713
   TRUST RECEIVABLES ........................................       6,403,340        6,208,617
   LOANS HELD FOR SALE (Net of allowance) ...................      86,716,939      120,215,434
   EXCESS SERVICING (Net of amortization) ...................      15,104,886        6,181,518
   OTHER  ASSETS ............................................       2,281,814        1,848,559
                                                                -------------    -------------

                TOTAL ASSETS ................................   $ 111,085,344    $ 136,076,841
                                                                =============    =============


LIABILITIES AND EQUITY

   LIABILITIES

      ACCOUNTS PAYABLE ......................................         819,984          287,519
      DEBT ..................................................      76,916,636      131,949,536
      OTHER LIABILITIES .....................................       2,523,724        2,356,334
                                                                -------------    -------------

                TOTAL LIABILITIES ...........................      80,260,344      134,593,389

      REDEEMABLE PREFERRED STOCK SERIES A ...................               0        9,379,177

   EQUITY

      PREFERRED STOCK SERIES B ..............................               0            1,364
      COMMON STOCK
          Par  value $.01 per share; authorized 4,373,178
               shares; issued and outstanding 2,241,500 as of
               December 31, 1995 and issued and outstanding
               5,496,633 as of March 31, 1996 ...............          54,967           22,415
      PAID IN CAPITAL .......................................      35,141,060          803,109
      RETAINED EARNINGS .....................................      (4,371,027)      (8,722,613)
                                                                -------------    -------------

                TOTAL EQUITY ................................      30,825,000       (7,895,725)
                                                                -------------    -------------

                TOTAL LIABILITIES AND EQUITY ................   $ 111,085,344    $ 136,076,841
                                                                =============    =============

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED
                                                       MARCH 31,

                                                  1996           1995
                                              -----------    -----------
                                              (unaudited)
Finance Revenue                               $ 2,135,353    $ 2,233,457

Interest Expense                                1,790,268      1,290,357
                                              -----------    -----------

Net Finance Revenue                               345,085        943,100

Provision for Credit Losses                       (74,894)       178,864
                                              -----------    -----------

Net Finance Revenue after Provision               419,978        764,236

Gain on Sale of Loans                           5,324,711              0
Service Fee Income                              1,104,894        243,456

Expenses:
    Salaries and Benefits                       1,795,696      1,075,083
    Depreciation                                  170,398        158,247
    Occupancy                                     122,123         81,870
    General and administrative expenses           779,508        433,331
                                              -----------    -----------

Total Expenses                                  2,867,725      1,748,531
                                              -----------    -----------

Net Income (Loss) before Taxes                  3,981,858       (740,839)
    Income Taxes                                  782,100              0
                                              -----------    -----------
Net Income (Loss) after Taxes                 $ 3,199,758    ($  740,839)
                                              ===========    ===========

Net Income (Loss) per share of Common Stock   $      0.87    ($     0.21)
                                              ===========    ===========
Weighted average number of shares
of Common Stock and Common Stock
Equivalent outstanding                          3,697,525      3,534,451
                                              ===========    ===========

                           ONYX ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                REDEEMABLE SERIES A
                                                  PREFERRED STOCK                        COMMON STOCK
                                               SHARES           AMOUNT              SHARES          AMOUNT
                                           ---------------------------------------------------------------------------
Balance at December 31, 1995                  8,227,349      $  9,379,177         2,241,454      $     22,415

Issuance of Common Stock                              0                 0         2,500,000            25,000

Conversion of Preferred Stock Series A       (8,227,349)       (9,379,177)          715,422             7,154

Conversion of Preferred Stock Series B                                               39,757               398

Issuance Costs

Net Income
                                           ---------------------------------------------------------------------------

Balance at March 31, 1996                             0      $          0         5,496,633      $     54,967
                                           ===========================================================================

                                           SERIES B PREFERRED             ADDITIONAL                          TOTAL
                                                  STOCK                    PAID IN        RETAINED        STOCKHOLDERS'
                                           SHARES        AMOUNT            CAPITAL         DEFICIT           DEFICIT
                                          -----------------------------------------------------------------------------
Balance at December 31, 1995               136,365     $      1,364     $    803,109     ($ 8,722,613)     ($ 7,895,725)

Issuance of Common Stock                                                  28,284,384                         28,309,384

Conversion of Preferred Stock Series A           0                         8,220,195        1,151,828         9,379,177

Conversion of Preferred Stock Series B    (136,365)          (1,364)             966

Issuance Costs                                                            (2,167,594)                        (2,167,594)

Net Income                                                                                  3,199,758         3,199,758
                                          -----------------------------------------------------------------------------

Balance at March 31, 1996                        0     $          0     $ 35,141,060     ($ 4,371,027)     $ 30,825,000
                                          =============================================================================

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           1996           1995
                                                                         -------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     28,249,317       (36,032,328)

INVESTING ACTIVITIES:
  PURCHASES OF PROPERTY AND EQUIPMENT                                    (394,542)          (97,072)
                                                                       ----------        ----------
    NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                 (394,542)          (97,072)

FINANCING ACTIVITIES:

  PROCEEDS FROM ISSUANCE OF COMMON STOCK                               26,328,502             2,836
  PROCEEDS FROM EXERCISE OF WARRANT                                         1,320
  PAYMENTS OF IPO RELATED CAPITALIZED FEES                               (166,031)
  PROCEEDS FROM DRAWDOWNS ON WAREHOUSE LINE OF CREDIT                   1,048,868
  PAYMENTS ON CAPITAL LEASE OBLIGATIONS (Net of proceeds)                  (8,013)         (110,060)
  PROCEEDS FROM DRAWDOWNS ON EXCESS SERVICING LINE OF CREDIT           12,800,000
  PAYOFF OF EXCESS SERVICE FEE LINE                                   (12,800,000)
  PAYOFF OF DEALER PARTICIPATION LINE OF CREDIT                       (10,817,786)
  PAYDOWN OF COMMERCIAL PAPER RELATED TO SECURITIZATION               (95,000,000)
  PROCEEDS FROM ISSUANCE OF COMMERCIAL PAPER (Net of other Payments)   59,536,318         30,454,420
  PAYOFF OF SUBORDINATED DEBT                                         (10,000,000)
                                                                      -----------        -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (28,899,122)        30,347,195
                                                                      -----------        -----------
    DECREASE IN CASH AND CASH EQUIVALENTS                              (1,044,347)        (4,782,204)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,622,713         10,251,870
                                                                      -----------        -----------
    CASH AND CASH EQUIVALENTS AND END OF PERIOD                       $   578,366        $ 5,469,666
                                                                      ===========        ===========
    SUPPLEMENTAL DISCLOSURE

    CASH PAID                                                         $ 2,512,856        $ 1,253,147
                                                                      ===========        ===========

                           ONYX ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Prospectus which is included in its Registration Statement on Form S-1 (No. 333-680)

NOTE 2 - EARNINGS PER SHARE

         The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income (loss) per share were 3,697,525 and 3,534,451 for the three months ended March 31, 1996 and 1995 respectively. All share and EPS amounts have been given the effect of a reverse share split of one share of Common Stock for 3.43 shares of Common Stock.

NOTE 3 - SHAREHOLDERS' EQUITY

         On March 29, 1996, the Company completed an offering of 2,500,000 shares of common stock (the "Offering"). The Offering represented approximately 41% ownership of the Company. Net proceeds of the Offering (of approximately $25.6 million) were used to repay Senior Subordinated Notes and advances under the Company's revolving credit facility. The balance of the proceeds were used for general corporate purposes, including working capital. In conjunction with the Offering, all Series A Preferred Stock was converted to 715,422 shares of Common Stock. In addition, all Series B Preferred Stock was converted to 39,757 shares of Common Stock. For further information about the Offering, refer to the Company's Registration Statement on Form S-1 (No. 333-680)

NOTE 4 -  CONTRACTS HELD FOR SALE
         Contracts held for sale consisted of the following:

                                    MARCH 31,          DECEMBER 31,
                                      1996                 1995
                                  -------------        -------------
Contracts held for sale           $ 112,545,407        $ 157,552,745
Less unearned interest               28,180,417           40,660,123
                                  -------------        -------------
                                     84,364,990          116,892,622
Allowance for credit losses            (419,551)            (591,765)
                                  -------------        -------------
                                     83,945,439          116,300,857
Dealer participation                  2,771,500            3,914,577
                                  -------------        -------------
Total                             $  86,716,939        $ 120,215,434
                                  =============        =============

NOTE 5 -  EXCESS SERVICING RECEIVABLE

         The following table presents the balances and activity for excess servicing receivable:

                          MARCH 31,         DECEMBER 31,
                            1996                1995
                        ------------        ------------
Beginning balance       $  6,181,518        $  2,060,738
Additions                 10,980,000           8,718,596
Amortization              (2,056,632)         (4,597,816)
                        ------------        ------------

Ending balance          $ 15,104,886        $  6,181,518
                        ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

Onyx Acceptance Corporation (the "Company" or "Registrant") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts ("Contracts") originated by franchised and select independent automobile dealerships within California and since April 1, 1996, Arizona. The Company focuses its efforts on acquiring Contracts that are secured by late model used and, to a lesser extent, new automobiles and entered into with purchasers whom the Company believes have a favorable credit profile. As of March 31, 1996, the Company had acquired in excess of $358.5 million in Contracts from 952 dealerships in California.

The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters:

                    Selected Quarterly Financial Information
                             For the Quarters Ended

                                    -----------------------------------------------------------------------------------------
                                    March 31,  June 30,  Sept 30,  Dec.31,  March 31,  June 30, Sept. 30,  Dec.31,  March 31,
                                       1994      1994      1994      1994      1995      1995      1995      1995      1996
                                       ----      ----      ----      ----      ----      ----      ----      ----      ----
                                                                     (Dollars in thousands)
Contracts purchased during period .  $  8,208  $ 18,141  $ 25,858  $ 33,516  $ 38,964  $ 46,883  $ 52,940  $ 60,610  $ 73,300
Average monthly purchases during
period ............................     2,736     6,047     8,619    11,172    12,988    15,628    17,646    20,203    24,433
Gain on Sale of Contracts .........      --        --        --         515      --       2,012      --        --       5,325
Total revenue.(1) .................        85       380       743       887     1,187     1,647       971     1,813     6,775
Contracts Securitized during period      --        --        --      38,601      --     105,000      --        --     100,500
Servicing Portfolio at period end .     8,088    24,510    46,898    74,581   104,895   140,198   177,532   218,207   266,251

(1) Total revenue is comprised of Net Interest Income, servicing fee income and Gain on Sale of Contract

Contracts Purchased and Servicing Portfolio.

         The Company experienced significant growth in its purchased volume of Contracts. Purchased Contract volume increased to $73.3 million for the first quarter of 1996 from $39.0 million for the first quarter of 1995, representing an increase of 88%. This growth in acquisition is attributable to the opening of three additional Auto Finance Centers since the end of the first quarter of 1995 and the continued market penetration within the Company's existing centers. The Company's servicing portfolio at March 31, 1996 was $266.3 million compared to $104.9 at March 31, 1995, an increase of 154%. Total revenues during the first quarter of 1996 were $6.8 million compared to $1.2 million for the same period ended March 31, 1995.

RESULTS OF OPERATIONS

Quarters ended March 31, 1996 and 1995

Net Interest Income. Net interest income decreased by 63% to $345,000 for the quarter ended March 31, 1996 from $943,000 for the same period in 1995. The decrease is primarily attributable to a decline in Contracts held for sale due to the sale of Contracts valued at $100.5 million during the quarter ended March 31, 1996 compared to no sale during the quarter ended March 31, 1995.

Provisions for Credit Losses. During the quarter ended March 31, 1996, the provision for credit losses totaled ($74,894) compared to $178,864 for the same period ended in 1995, a decrease of 142%. This decrease is attributable to a decrease in the Contracts held for sale. At March 31, 1996 Contracts held for sale were $86.7 million compared to $120.2 million at March 31,1995.

Gain on Sale of Contracts. The Company completed a $100.5 million securitization during the quarter ended March 31, 1996, resulting in a gain on sale of Contracts of $5.3 million. The Company did not complete a securitization in the first quarter of 1995.

Servicing Fee Income. Servicing fee income increased to $1,104,894 for the quarter ended March 31, 1996 from $243,456 for the quarter ended March 31, 1995. The increase was attributable to a significant increase in the size of the servicing portfolio. The size of the servicing portfolio at March 31, 1996 increased to $266.3 million from $104.9 million at March 31, 1995.

Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $1.8 million during the first quarter of 1996 compared with $1.1 million for the first quarter of 1995, an increase of 64%. This is attributable in great part to the growth of operations and the servicing portfolio and the fact that the number of employees at the Company increased from 58 at March 31, 1995 to 123 at March 31, 1996.

Other Operating Expenses. Other operating expenses increased by 59% to $1,072,030 for the Quarter ended March 31,1996 from $673,448 for the same period ended March 31, 1995. The majority of the increases are due to growth of the servicing portfolio and the opening of three new auto finance centers.

Net Income. The Company posted net income of $3.2 million for the first quarter ended March 31, 1996 or $.87 per share compared to a net loss of ($740,839) or ($.21) per share for the same period of 1995. The higher earnings are the result of the Company's continuing focus on its growth strategy within the western United States, which enabled a sale of $100.5 million in Contracts and the recording of a $5.3 million gain on the transaction. The Company's effective income tax rate during the first quarter of 1996 was 19.64% due to utilization of net operating loss carry forwards. Assuming a statutory effective income tax rate of 41.6% and that the IPO shares had been outstanding the entire quarter, net income and net income per share would be $2.3 million and $0.38 respectively.

Asset Quality.

At March 31, 1996, delinquencies for the Servicing Portfolio represented 1.11% of the amount of Contracts in the Company's Servicing Portfolio or $2.9 million as compared to 0.39% at March 31, 1995 or $408,000. Loan losses for the Servicing Portfolio as a percentage of average serviced loans outstanding increased to 0.62% during the quarter compared to 0.05% for the first quarter of 1995. Management expects delinquencies and losses will increase with the seasoning of the Servicing Portfolio. Management believes its underwriting and servicing policies and procedures will enable these increases to be consistent with its overall portfolio growth and business objectives.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                                   FOR THE QUARTERS ENDED MARCH 31,
                                                                   --------------------------------
                                                                    1996                      1995
                                                                    ----                      ----
                                                            AMOUNT          NO.       AMOUNT          NO.
                                                            ------          ---       ------          ---
                                                                       (Dollars in thousands)
Servicing portfolio ...................................    $266,251       24,648     $104,895        9,722
Delinquencies(1)(2)
         30-59 days ...................................    $  1,262          122     $    165           18
         60-89 days ...................................         566           55          171           15
         90+ days .....................................       1,116           88           72            7
Total delinquencies as a percent of Servicing Portfolio        1.11%        1.08%        0.39%        0.40%

- --------
(1)  Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                      FOR THE QUARTERS ENDED MARCH 31,
                                      --------------------------------
                                             1996         1995
                                             ----         ----
                                           (Dollars in thousands)
Period end contracts outstanding ......      24,648        9,772
Average servicing portfolio(1) ........    $239,601     $ 88,776
Number of gross charge-offs ...........         141            1
Gross charge-offs .....................    $    385     $     12
Net charge-offs .......................    $    371     $     12
Annualized net charge-offs as a percent
of average servcing portfolio .........        0.62%        0.05%

- ------

(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs, including cash held in spread accounts; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) net interest income during the warehousing period; (ii) contractual servicing fees; (iii) future servicing cash flows; (iv) settlements of hedging transactions; (v) sales of contracts in Securitizations; (vi) equity investments; and (vii) borrowings under its credit facilities.

Cash provided by operating activities was $28.2 million for the quarter ended March 31, 1996, compared to $35.0 million used in the quarter ended March 31, 1995. The principal reason for the increase in cash provided by the Company's operating activities was the securitization of $100.5 million completed in the first quarter of 1996. There was no securitization in the first quarter of 1995.

Cash used in investing activities was $394,542 for the quarter ended March 31, 1996 compared to $97,072 for the quarter ended March 31, 1995.

Cash used by financing activities was $28.9 million for the quarter ended March 31, 1996, compared to $30.3 million provided by financing activities for the quarter ended March 31, 1995. Cash used during the quarter ended March 31, 1996 was used to pay down $95.0 million of the CP Facility due to the securitization and sale of Contracts. In addition, the majority of the IPO proceeds were used to retire the Company's subordinated debt and pay down the Revolving Credit Facility.

The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $200 million auto loan warehouse program (the"CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by Capital Markets Assurance Corporation ("CapMAC") and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively. This facility provides funds to purchase Contracts. CapMAC credit provides credit enhancement to Triple-A by issuing surety bonds covering all principal and interest obligations owed by OAFC under a loan agreement with Triple-A. As of March 31, 1996, the Company had availability of $123.1 million under the CP Facility to acquire Contracts.

In February of 1996, the Company refinanced its $13.5 million revolving credit facility with the Revolving Credit Facility under which the Company may (subject to borrowing base availability) borrow up to $20 million for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. By refinancing the Revolving Credit Facility, the Company reduced the interest it pays under the Revolving Facility from a 30-day LIBOR bases rate to a prime rate base. Under the two year term of the Revolving Credit Facility, the available borrowings are based on the following collateral based formula. The Company may borrow up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables deemed eligible by the lenders or 80% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model.

The Revolving Credit Facility converts from revolving loans to fully-amortizing two-year term loans on January 31, 1998 or if earlier,upon the occurrence of certain "credit triggers". As of March 31, 1996 the Company had availability of $14.0 million under the Revolving Facility for working capital and other expenditures.

Securitizations. In February of 1996, the Company consummated, with a pass-through rate of 5.40%, and a net interest rate spread inclusive of all costs of 3.83%, a securitization in the amount of $100.5 million. As a result of this securitization, the Company realized a gain on sale of approximately $5.3 million.

Interest Rate Exposure and Hedging. The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure. Further the Company employs a hedging strategy which primarily includes the use of two-year Treasury securities forward agreements. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. As of March 31, 1996, the Company had in effect an interest rate hedge for $80 million which matures May 15, 1996 which the Company believes is adequate to cover its next securitization. It also has placed several similar hedges totaling $40 million to date to cover its planned third quarter securitization.

RISK FACTORS

     Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements which involve risk and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations and other factors discussed in the Company's filing with the Securities and Exchange Commission.

     LIQUIDITY. The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire Contracts; (ii) pay dealer participation; (iii) pay securitization costs including cash held in spread accounts; (iv) settle hedge transactions; (v) satisfy working capital requirements; (vi) pay operating expenses; and (vii) pay interest expense. These cash requirements increase as the Company's volume of purchases of Contracts increases. A substantial portion of the Company's revenues in any period is represented by gain on sale of Contracts in such period but the cash underlying such revenues is received over the life of the Contracts. In addition, cash paid by the Company for dealer participation is not recovered at the time of securitizations, but over the life of the Contract. The Company has operated and expects to continue to operate on a negative cash flow basis as long as the volume of Contract purchases continues to grow. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. No assurance can be given, however, that the Company will have access to the capital markets in the future for equity or debt issuances or for Securitizations, or that financing through borrowings or other means will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategy. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the Company's results of operations and financial condition.

     DEPENDENCE ON WAREHOUSE FINANCING. The Company depends on warehousing facilities with financial institutions to finance the purchase of Contracts pending securitization. The Company participates in a $200 million asset-backed commercial paper conduit program (the "CP Facility"), of which CapMAC is the program manager, to finance 95% of the purchase price of Contracts. The CP Facility expires in September 1999, subject to the requirement that the related liquidity facility provided by certain banks be extended annually. The Company currently has (subject to borrowing base availability) a $20 million secured revolving credit facility (the "Revolving Facility") with an institutional lender for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. The Revolving Facility converts on January 31, 1998 into fully-amortizing two-year term loans maturing in February 2000. The Company's business strategy will require continued availability of financing during the warehousing period. There can be no assurance that such financing will be available to the Company on favorable terms. The inability of the Company to arrange new warehousing credit facilities or to extend its existing credit facilities when they expire would have a material adverse effect on the Company's results of operations and financial condition.

     The continued availability of the CP Facility is subject to, among other things, maintenance of a target net yield, and compliance by the Company with certain financial covenants contained in the sale and servicing agreement between the Company, as seller, and OAFC, as purchaser. These covenants include a minimum ratio of tangible net worth to total liabilities plus tangible net worth, minimum operating cash flow, minimum amount of Contracts serviced by the Company and minimum cash on hand. There can be no assurance, however, that the Company will be able to comply with these covenants in the future.

     The continued availability of the Revolving Facility is subject to, among other things, substantially similar financial covenants to those of the CP Facility except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth, and is tested on the last day of every month. Additionally, the Company is subject under the documentation governing the Revolving Facility, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses and prepayments of Contracts included in a Securitization.

     DEPENDENCE ON SECURITIZATION PROGRAM. The Company relies significantly upon securitizations to generate cash proceeds for repayment of its Credit Facilities and to create availability to purchase additional Contracts. Further, gain on sale of Contracts generated by the Company's securitizations represents a significant portion of the Company's revenues. Several factors affect the Company's ability to complete securitizations of its Contracts, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of Contracts and the Company's ability to obtain credit enhancement. If the Company were unable to profitably securitize a sufficient number of its Contracts in a particular financial reporting period, then the Company's revenues for such period would decline and could result in lower income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase the Company's interest rate risk by increasing the warehousing period for its Contracts.

     DEPENDENCE ON CREDIT ENHANCEMENT. Each of the Company's securitizations has utilized credit enhancement in the form of surety bonds issued by CapMAC in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to the Company. CapMAC is not required to insure future securitizations nor is the Company restricted in its ability to obtain credit enhancement from providers other than CapMAC or to use other forms of credit enhancement. There can be no assurance that the Company will be able to obtain credit enhancement in any form from CapMAC or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. The Company also relies on CapMAC's surety bonds to reduce its borrowing cost under the "A-1/P-1" rated CP Facility. A downgrading of CapMAC's credit rating or CapMAC's withdrawal of credit enhancement could result in higher interest costs for future Company securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on the Company's results of operations and financial condition.

INTEREST RATE RISK. The Company's profitability is largely determined by the difference, or "spread," between the effective rate of interest received by the Company on the Contracts acquired by the Company and the interest rates payable under its Credit Facilities during the warehousing period or for certificates issued in securitizations. Several factors affect the Company's ability to manage interest rate risk. First, the Contracts are purchased at fixed interest rates, while amounts borrowed under certain of the Company's credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. The Company's policy is to increase the buy rates it posts with dealerships for Contracts in response to increases in its cost of funds during the Warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by its competitors may limit the Company's ability to pass through its increased costs of warehousing financing. Second, the spread can be adversely affected after a Contract is purchased and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. The CP Facility permits the Company to select maturities of up to 270 days for commercial paper issued under the CP Facility. Third, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased by the Company have fixed rates, the Company bears the risk of spreads narrowing because of interest-rate increases during the period from the date the Contracts are purchased until the closing of its securitization of such Contracts. The Company employs a hedging strategy that is intended to minimize this risk which historically has involved the forward sale of U.S. Treasury securities or use of a pre-funding structure for its securitizations. There can be no assurance, however, that this strategy will consistently or completely offset adverse interest-rate movements during the warehousing period or that the Company will not sustain losses on hedging transactions. The Company's hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company's gains on sales of Contracts and results of operations could be adversely affected. In addition, the Company has some interest rate exposure to falling interest rates during the pre-funding period to the extent that the interest rates charged on Contracts sold in a securitization with a pre-funding structure decline below the rates prevailing at the time that the securitization closed. Such a rate decline would reduce the interest rate spread because the interest rate on the certificates would remain fixed. This, in time, would negatively impact the Gains on Sale of Contracts and the Company's results of operations.

     DEFAULT AND PREPAYMENT RISK. The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of Contracts purchased and warehoused by the Company. A portion of the Contracts acquired by the Company may default or prepay during the warehousing period. The Company bears the risk of losses resulting from payment defaults during the warehousing period. In the event of a payment default, the collateral value of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains an allowance for credit losses on Contracts held during the warehousing period which reflects management's estimates of anticipated credit losses during such period. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. In addition, under the terms of the CP Facility, the Company will not be able to borrow against defaulted Contracts.

     The Company's servicing income can also be adversely affected by prepayment or default of Contracts in the servicing portfolio. The Company's contractual servicing revenue is based on a percentage of the outstanding balance of such Contracts. Thus, if Contracts are prepaid or charged-off, then the Company's servicing revenue will decline to the extent of such prepaid or charged-off Contracts.

VARIABLE QUARTERLY EARNINGS. The Company's revenues and losses have fluctuated in the past and are expected to fluctuate in the future principally as a result of the timing and size of its securitizations. Several factors affecting the Company's business can cause significant variations in its quarterly results of operations. In particular, variations in the volume of the Company's Contract acquisitions, the interest rate spreads between the Company's cost of funds and the average interest rate of purchased Contracts, the effectiveness of the Company's hedging strategies, the certificate rate for securitizations, and the timing and size of securitizations, can result in significant increases or decreases in the Company's revenues from quarter to quarter. Any significant decrease in the Company's quarterly revenues could have a material adverse effect on the Company's results of operations and its financial condition.

     DEPENDENCE ON KEY PERSONNEL. The Company's future operating results depend in significant part upon the continued service of its key senior management personnel, none of whom is bound by an employment agreement. The Company's future operating results also depend in part upon its ability to attract and retain qualified management, technical, and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's results of operations and financial condition. The Company presently maintains a key man life insurance policy on Brian Mac Innis in the amount of $3 million.

     COMPETITION. Competition in the field of financing retail motor vehicles sales is intense. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than the Company and may have a significantly lower cost of funds. Many of these competitors also have long-standing relationships with automobile dealerships and offer dealerships or their customers other forms of financing or services not provided by the Company. Furthermore, during the past two years, a number of automobile finance companies have completed public offerings of common stock, the proceeds from which are to be used, at least in part, to fund expansion and finance increased purchases of Contracts. The Company's ability to compete successfully depends largely upon its relationships with dealerships and the willingness of dealerships to offer those Contracts that meet the Company's underwriting criteria to the Company for purchase. There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves.

     [GEOGRAPHIC CONCENTRATION. To date, the Company has purchased all of its Contracts in California. Accordingly, adverse economic conditions or other factors particularly affecting California could adversely affect the delinquency, loan loss or repossession experience of the servicing portfolio.]

     THE EFFECT OF ADVERSE ECONOMIC CONDITIONS. The Company is a motor vehicle consumer auto finance company whose activities are dependent upon the sale of motor vehicles. The ability of the Company to continue to acquire Contracts in the markets in which it operates and to expand into additional markets is dependent upon the overall level of sales of new and used motor vehicles in those markets. A prolonged downturn in the sale of new and used motor vehicles, whether nationwide or in the California markets, could have an adverse impact upon the Company, the results of its operations and its ability to implement its business strategy.

     The automobile industry generally is sensitive to adverse economic conditions both nationwide and regionally in California and the western United States. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle loans. There can be no assurance that such economic conditions will not occur, or that such conditions will not result in such severe reductions in the Company's revenues or cash flows available to the Company to permit the Company to remain current on its credit facilities.

     REGULATION. The Company's business is subject to numerous federal and state consumer protection laws and regulations, which, among other things: (i) require the Company to obtain and maintain certain licenses and qualifications;
(ii) limit the interest rates, fees and other charges the Company is allowed to charge;

(iii) limit or prescribe certain other terms of the Company's Contracts; (iv) require specific disclosures; and (v) define the Company's rights to repossess and sell collateral. The Company believes it is in compliance in all material respects with all such laws and regulations, and that such laws and regulations have had no material adverse effect on the Company's ability to operate its business. However, the Company's failure to comply with applicable laws and regulations, changes in existing laws or regulations, or in the interpretation thereof, or the promulgation of any additional laws or regulations could have a material adverse effect on the Company's results of operations and financial condition.

     NO PRIOR PUBLIC MARKET FOR COMMON STOCK AND POSSIBLE VOLATILITY OF STOCK PRICE. Prior to the Common Stock offering, there has been no public market for the Common Stock, and there can be no assurance that an active trading market will be sustained or that the market price of the Common Stock will not decline below the initial public offering price. The market price of the Common Stock could be subject to significant fluctuations in response to variations in financial results or announcements of material events by the Company or its competitors; in addition, changes in the general conditions of the economy or financial markets could adversely affect the market price of the Common Stock.

     POTENTIAL MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of Common Stock on the public market could adversely affect the market price of the Common Stock.

ITEM 5.    OTHER INFORMATION.

         A. DIRECTOR RESIGNATION. Effective April 16, 1996, Stephen M. Jenks resigned from the Company's Board of Directors. Mr. Jenks, a partner of the General Partner of Capital Resource Lenders, II L.P., one of the Company's former subordinated lenders, served on the Board of Directors as the representative of the Company's subordinated lenders. Mr. Jenk's resignation followed pay-off of the subordinated indebtedness with proceeds from the Company's initial public offering.

         B. NEW CHAIRMAN NAMED. Effective May 2, 1996, Thomas C. Stickel was named Chairman of the Board of Onyx Acceptance Corporation, succeeding G. Brian Mac Innis who remained as Chief Executive Officer. Mr. Stickel has been a member of the Company's Board of Directors since April 1995. In addition to serving as chair of the Onyx Acceptance Corporation Board of Directors, Mr. Stickel serves as a director of two New York Stock Exchange Companies, Enova Corporation (holding company of San Diego Gas and Electric) and Catellus Development Corporation. Mr. Stickel is also Chairman and founder of American Partners Capital Group, a privately-owned company specializing in pension fund investment, design and development.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) Exhibits

 *3.1      Restated Articles of Incorporation of the Company.
 *3.2      Bylaws of the Company.
 *3.3      Amended and Restated Articles of Incorporation of the Company.
 *3.4      Form of Certificate of Incorporation of the Company, a Delaware corporation.
 *3.5      Form of Bylaws of the Company, a Delaware corporation.
 *3.6      Form of Agreement and Plan of Merger of the Company, a Delaware corporation, and the Company, a California corporation.
 *4.1      Specimen certificate representing shares of Common Stock of the Company.
*10.1      Form of Indemnification Agreement of the Company, a Delaware corporation.
*10.2      Second Amended and Restated 1994 Stock Option Plan.
*10.3      Form of Notice of Grant of Stock Option under Second Amended and Restated 1994
           Stock Option Plan.
*10.4      Form of Stock Option Agreement under Second Amended and Restated 1994 Stock
           Option Plan.
*10.5      Form of Stock Purchase Agreement under Second Amended and Restated 1994 Stock
           Option Plan.
*10.6      1994 Special Performance Option Grant Plan.
*10.7      Form of Notice of Grant of Stock Option under 1994 Special Performance Option
           Grant Plan.
*10.8      Form of Stock Option Agreement under 1994 Special Performance Option Grant Plan.
*10.9      Form of Stock Purchase Agreement under 1994 Special Performance Option Grant
           Plan.
*10.10     Second Amended and Restated Loan and Security Agreement between Onyx Acceptance
           Corporation and ContiTrade Services Corporation dated as of April 17, 1995.
*10.11     Letter Agreement between Onyx Acceptance Corporation and ContiTrade Services
           Corporation regarding extension of the Dealer Participation Note Purchase
           Facility and the Spread Account Deposit Note Purchase Facility dated August 7,
           1995.
*10.12     Letter Agreement between Onyx Acceptance Corporation and ContiTrade Services
           L.L.C. regarding extension of Contract Purchase Facility dated as of November 22,
           1995.


*10.13      Third Amendment to Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27, 1995.
*10.14      Warrant to purchase Common Stock in favor of ContiTrade Services Corporation from
            Onyx Acceptance Corporation dated as of February 1, 1994.
*10.15      First Amendment to Co-Sale and First Refusal Agreement between and among Onyx
            Acceptance Corporation, ContiFinancial Services Corporation, the Investors and
            Managers, as defined therein, dated as of February 1, 1994.
*10.16      First Amendment to and Waiver of Certain Provisions of Investors' Rights
            Agreement between Onyx Acceptance Corporation, ContiFinancial Services
            Corporation, the Investors and the Management Holders, as defined therein, dated as of February 1, 1994.
*10.17      Senior Subordinated Note and Warrant Purchase Agreement between and among Onyx
            Acceptance Corporation, Capital Resource Lenders II, L.P. and Dominion Fund III,
            L.P., dated as of November 17, 1994.
*10.18      Senior Subordinated Note due 1999 in favor of Capital Resource Lenders II, L.P.
            from Onyx Acceptance Corporation dated as of November 17, 1994.
*10.19      Senior Subordinated Note due 1999 in favor of Dominion Fund III, L.P. from Onyx
            Acceptance Corporation dated as of November 17, 1994.
*10.20      Warrant to purchase Common Stock in favor of Capital Resource Lenders II, L.P.
            from Onyx Acceptance Corporation dated as of November 17, 1994.
*10.21      Warrant to purchase Common Stock in favor of Dominion Fund III, L.P. from Onyx
            Acceptance Corporation dated as of November 17, 1994.
*10.22      Amended and Restated Co-Sale and First Refusal Agreement between and among Onyx
            Acceptance Corporation and the Shareholders identified therein dated as of
            November 17, 1994.
*10.23      Amended and Restated Investors' Rights Agreement between and among Onyx
            Acceptance Corporation, the Investors and the Management Holders identified therein dated as of November 17, 1994.
*10.24      Amended and Restated Voting Agreement between and among Onyx Acceptance
            Corporation and the Shareholders identified therein dated as of November 17,
            1994.
*10.25      Preferred Stock Subordination Agreement between and among Onyx Acceptance
            Corporation, Capital Resource Lenders II, L.P., Dominion Fund III, L.P. and
            certain holders of Preferred Stock identified therein dated as of November 17,
            1994.
*10.26      Subordination and Intercreditor Agreement between and among Onyx Acceptance
            Corporation, ContiTrade Services Corporation, Capital Resource Lenders II, L.P.,
            Dominion Fund III, L.P., dated as of November 17, 1994.
*10.27      Amendment of Subordination and Intercreditor Agreement dated as of April 17,
            1995, between and among Onyx Acceptance Corporation, Capital Resource Lenders II,
            L.P., Dominion Fund III, L.P. and ContiTrade Services Corporation.
*10.28      ISDA Master Agreement between Onyx Acceptance Financial Corporation and Dai-Ichi
            Kangyo Bank, Ltd. dated as of September 8, 1994.
*10.29      Side Letter to ISDA Master Agreement between Onyx Acceptance Corporation and
            Dai-Ichi Kangyo Bank, Ltd. dated as of September 12, 1994.
*10.30      Sale and Servicing Agreement between Onyx Acceptance Corporation and Onyx
            Acceptance Financial Corporation dated as of September 8, 1994.
*10.31      Triple-A One Funding Corporation Credit Agreement between and among Onyx
            Acceptance Financial Corporation, Triple-A One Funding Corporation, CapMAC
            Financial Services, Inc. and Capital Markets Assurance Corporation dated as of
            September 8, 1994.
*10.32      Triple-A One Funding Corporation Note in favor of Onyx Acceptance Financial
            Corporation from Triple-A One Funding Corporation dated as of September 12, 1994.
*10.33      Triple-A One Funding Corporation Security Agreement between and among Onyx
            Acceptance Financial Corporation, Triple-A One Funding Corporation and Capital
            Markets Assurance Corporation dated as of September 8, 1994.
*10.34      Subordinated Security Agreement between Onyx Acceptance Corporation and Onyx
            Acceptance Financial Corporation dated as of September 8, 1994.

*10.35      Insurance and Indemnity Agreement between and among Onyx Acceptance Corporation,
            Capital Markets Assurance Corporation, Onyx Acceptance Financial Corporation and
            Triple-A One Funding Corporation dated as of September 8, 1994.
*10.36      Seller Note in favor of Onyx Acceptance Corporation from Onyx Acceptance
            Financial Corporation dated September 12, 1994.
*10.37      Subordinated Note in favor of Onyx Acceptance Corporation from Onyx Acceptance
            Financial Corporation dated September 12, 1994.
*10.38      Sublease and Administrative Services Agreement between Onyx Acceptance
            Corporation and Onyx Acceptance Financial Corporation dated as of September 8,
            1994.
*10.39      Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance
            Financial Corporation dated as of September 1, 1994.
*10.40      Corporate Separateness Agreement between Onyx Acceptance Corporation and Onyx
            Acceptance Financial Corporation dated September 8, 1994.
*10.41      Amendment Number One to Security Agreement, Subordinated Security Agreement, Sale
            and Servicing Agreement and Definitions List between and among Onyx Acceptance
            Financial Corporation, Onyx Acceptance Corporation, Triple-A One Funding
            Corporation and Capital Markets Assurance Corporation dated March 1, 1995.
*10.42      Series B Preferred Stock Purchase Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated as of November 26, 1994.
*10.43      Series B Preferred Stock Purchase Agreement between Onyx Acceptance Corporation and Jack Slevin dated as of November 26, 1994.
*10.44      Series B Preferred Stock Purchase Agreement between Onyx Acceptance Corporation and Individuals' Venture Fund dated as of November 30, 1994.
*10.45      First Amendment to Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December 15, 1994.
*10.46      Pooling & Servicing Agreement between and among Onyx Acceptance Corporation, Onyx
            Acceptance Financial Corporation and Bankers Trust Company dated as of September
            1, 1994.
*10.47      Indemnification Agreement between and among Onyx Acceptance Corporation, Onyx
            Acceptance Financial Corporation, Capital Markets Assurance Corporation and
            Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of September 27,
            1994.
*10.48      Indemnification Agreement between Onyx Acceptance Corporation and Merrill Lynch,
            Pierce, Fenner & Smith Incorporated dated as of September 28, 194.
*10.49      Underwriting Agreement between and among Onyx Acceptance Corporation and Merrill
            Lynch, Pierce, Fenner & Smith Incorporated dated as of September 28, 1994.
*10.50      Pooling & Servicing Agreement between and among Onyx Acceptance Corporation, Onyx
            Acceptance Financial Corporation and Bankers Trust Company dated as of April 1,
            1995.
*10.51      Indemnification Agreement between and among Onyx Acceptance Corporation and
            Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 11, 1995.
*10.52      Indemnification Agreement between and among Onyx Acceptance Corporation, Onyx
            Acceptance Financial Corporation, Capital Markets Assurance Corporation,
            ContiFinancial Services Corporation and Merrill Lynch, Pierce, Fenner & Smith
            Incorporated dated as of April 11, 1995.
*10.53      Underwriting Agreement between Onyx Acceptance Financial Corporation and Onyx
            Acceptance Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated
            dated as of April 11, 1995.
*10.54      Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc.
            dated January 7, 1994.
*10.55      Warrant to purchase Series A Preferred Stock in favor of Comdisco, Inc. from Onyx
            Acceptance Corporation dated as of January 7, 1994.
*10.56      Warrant to purchase Common Stock in favor of Lighthouse Capital Partners from
            Onyx Acceptance Corporation dated November 3, 1995.

*10.57      Master Lease Agreement between Lighthouse Capital Partners and Onyx Acceptance
            Corporation dated November 3, 1995.
*10.58      Second Amendment to Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3, 1995.
*10.59      Agreement for On-Line Services between On-Line Computer Systems, Inc. and Onyx
            Acceptance Corporation dated as of November 19, 1993.
*10.60      Agreement for On-Line Service between On-Line Computer Systems, Inc. and Onyx
            Acceptance Financial Corporation dated as of September 7, 1994.
*10.61      Option Agreement between Onyx Acceptance Corporation and John W. Hall dated as of
            December 20, 1994.
*10.62      Promissory Note in favor of Onyx Acceptance Corporation from John Hall dated as of December 20, 1994.
*10.63      Option Agreement between Onyx Acceptance Corporation and Brian Mac Innis dated as of December 20, 1994.
*10.64      Promissory Note in favor of Onyx Acceptance Corporation from Brian Mac Innis dated as of December 20, 1994.
*10.65      Stock Purchase Agreement between and among Brian Mac Innis and certain Investors identified therein dated as of June 7, 1995.
*10.66      Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7, 1995.
*10.67      Sublease Agreement between Onyx Acceptance Corporation and AT&T Resource
            Management Corporation dated as of August 31, 1993.
*10.68      Office Space Lease (Master Lease) between and among The Irvine Company and
            American Telephone and Telegraph Company dated as of April 29, 1987.
*10.69      First Amendment To Sublease between and among AT&T Resource Management
            Corporation and Onyx Acceptance Corporation dated as of September 1, 1993.
*10.70      Onyx Acceptance Corporation 401(k) Plan dated January 1, 1994.
*10.71      Pooling and Servicing Agreement between Onyx Acceptance Financial Corporation,
            Onyx Acceptance Corporation and Bankers Trust Company dated as of January 1,
            1996.
*10.72      Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill
            Lynch, Pierce, Fenner & Smith Incorporated dated January 31, 1996.
*10.73      Indemnification Agreement by and among Capital Markets Assurance Corporation,
            Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Merrill
            Lynch, Pierce, Fenner & Smith Incorporated dated January 31, 1996.
*10.74      Indemnification Agreement by and between Onyx Acceptance Corporation and Merrill
            Lynch, Pierce, Fenner & Smith Incorporated dated as of January 31, 1996.
*10.75      Excess Servicing and Trust Receivable Revolving Credit and Term Loan Agreement
            among Onyx Acceptance Corporation, State Street Bank and Trust Company and The
            First National Bank of Boston dated as of January 31, 1996.
*10.76      Pledge and Security Agreement by and among Onyx Acceptance Corporation, State
            Street Bank and Trust Company and The First National Bank of Boston dated as of
            January 31, 1996.
*10.77      Subordination and Intercreditor Agreement by and among State Street Bank and
            Trust Company, The First National Bank of Boston, Capital Resource Lenders II,
            L.P., Dominion Fund III and Onyx Acceptance Corporation dated as of January 31,
            1996.
*10.78      1996-1 Spread Account Trust Agreement between Onyx Acceptance Financial
            Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.
*10.79      1995-1 Spread Account Trust Agreement between Onyx Acceptance Financial
            Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.
*10.80      1995-1 Purchase Agreement between Onyx Acceptance Corporation and Onyx Acceptance
            Financial Corporation dated as of February 6, 1996.
*10.81      1994-1 Spread Account Trust Agreement between Onyx Acceptance Financial
            Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.

*10.82     1994-1 Purchase Agreement between Onyx Acceptance Corporation and Onyx Acceptance
           Financial Corporation dated as of February 6, 1996.
*10.83     Form of Dealer Agreement Non-Recourse (U) between Dealership and Onyx Acceptance
           Corporation.
*10.84     Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx Acceptance
           Corporation.
*10.85     1996 Stock Option/Stock Issuance Plan.
 11.1      Computation of Earnings per Share.
 27.1      Financial Data Schedule.


- ---------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680).

         (b) Reports on Form 8-K

         Form 8-K dated January 30, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of January 16, 1996. No financial statements.

         Form 8-K dated February 22, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of February 15, 1996. No financial statements.

         Form 8-K dated March 19, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of March 15, 1996. No financial statements.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

Date:    May 13, 1996

By:_____________________________________________________
         John W. Hall
         President

Date: May 13, 1996

By:_____________________________________________________
         Don P. Duffy
         Executive Vice President and
         Principal Financial Officer

                                  EXHIBIT INDEX

         Exhibit No.                Description                             Page
         ----------                 -----------                             ----
         11.1                       Computation of Earnings Per Share        27

         27.1                       Financial Data Schedule