Form 10-Q
period 1996-06-30
ONYX ACCEPTANCE CORP
filed 1996-08-14
CIK 1006614

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 28050

                           ONYX ACCEPTANCE CORPORATION

State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization                                Identification No.)

Delaware                                                     33-0577635

Onyx Acceptance Corporation
8001 Irvine Center Drive, Suite 500, Irvine, Ca. 92618
(714) 450-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of August 12, 1996, there were 5,878,964 shares of registrant's Common Stock, par value $.01 per share outstanding.

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

                                                                                 Page
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at June 30, 1996
           (Unaudited) and December 31, 1995...................................    3
         Consolidated Statements of Operations for the six months ended
           June 30, 1996 (Unaudited) and June 30, 1995 (Unaudited).............    4
         Consolidated Statements of Cash Flows for the six months ended
           June 30, 1996 (Unaudited), and June 30, 1995 (Unaudited)............    5
         Notes to Consolidated Financial Statements (Unaudited)................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of  Operations..........................................    8

PART II.  OTHER INFORMATION
Item 5.  Other Information ....................................................   17
Item 6.  Exhibits and Reports on Form 8-K .....................................   22

SIGNATURES ....................................................................   23

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                           June 30,       December 31,
                                                                             1996             1995
                                                                         ------------     ------------
                                                                         (UNAUDITED)
ASSETS
   CASH & CASH EQUIVALENTS                                               $  1,741,239     $  1,622,713
   TRUST RECEIVABLES                                                        7,305,119        6,208,617
   CONTRACTS HELD FOR SALE (Net of allowance)                              78,401,054      120,215,434
   EXCESS SERVICING (Net of amortization)                                  19,761,165        6,181,518
   OTHER ASSETS                                                             2,343,185        1,848,559
                                                                         ------------     ------------
              TOTAL ASSETS                                               $109,551,762     $136,076,841
                                                                         ============     ============

LIABILITIES AND EQUITY
   LIABILITIES
      ACCOUNTS PAYABLE                                                      3,125,861          287,519
      DEBT                                                                 67,833,754      131,949,536
      OTHER LIABILITIES                                                     3,186,702        2,356,334
                                                                         ------------     ------------
               TOTAL LIABILITIES                                           74,146,317      134,593,389

      REDEEMABLE PREFERRED STOCK SERIES A                                           0        9,379,177

   EQUITY
      PREFERRED STOCK SERIES B                                                      0            1,364
      COMMON STOCK
          Par value $.01 per share; authorized 15,000,000 shares;
               issued and outstanding 2,241,454 as of
               December 31, 1995 and issued and outstanding
               5,878,923 as of June 30, 1996                                   58,790           22,415
      PAID IN CAPITAL                                                      37,601,972          803,109
      RETAINED EARNINGS                                                    (2,255,317)      (8,722,613)
                                                                         ------------     ------------
               TOTAL EQUITY                                                35,405,445       (7,895,725)
                                                                         ------------     ------------
               TOTAL LIABILITIES AND EQUITY                              $109,551,762     $136,076,841
                                                                         ============     ============

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                          Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                       -------------------------      --------------------------
                                                          1996           1995            1996            1995
                                                       ----------     ----------      ----------     -----------
REVENUES:

   Finance Revenue                                     $2,752,428     $  369,575      $4,887,780     $ 2,602,869
   Interest Expense                                     1,255,688        989,611       3,045,956       2,279,967
                                                       ----------     ----------      ----------     -----------
   Net Finance Revenue                                  1,496,740       (620,036)      1,841,824         322,902

   Provision for Credit Losses                             49,824          4,542         (25,070)        183,406
                                                       ----------     ----------      ----------     -----------
   Net Finance Revenue after Provision                  1,446,916       (624,578)      1,866,894         139,496

   Gain on Sale of Contracts                            4,175,387      2,012,365       9,500,098       2,012,365
   Service Fee Income                                     680,701        255,290       1,785,595         498,908

EXPENSES:

   Salaries and Benefits                                2,065,663      1,196,485       3,871,645       2,279,775
   Depreciation                                           199,041        161,644         369,439         319,891
   Occupancy                                              154,624         85,937         276,747         167,807
   General and Administrative Expenses                  1,241,377        485,840       2,010,601         910,965
                                                       ----------     ----------      ----------     -----------
Total Expenses                                          3,660,705      1,929,905       6,528,432       3,678,438
                                                       ----------     ----------      ----------     -----------
NET INCOME/(LOSS) BEFORE INCOME TAXES                   2,642,299       (286,829)      6,624,155      (1,027,669)
INCOME TAXES                                              526,591              0       1,308,691               0
                                                       ----------     ----------      ----------     -----------
NET INCOME                                             $2,115,708     $ (286,829)     $5,315,464     $(1,027,669)
                                                       ==========     ==========      ==========     ===========
NET INCOME PER SHARE (3)                                    $0.33         $(0.08)          $1.06          $(0.29)

Weighted Average Number of Shares of Common Stock
and Common Stock Equivalents Outstanding (3)            6,375,451      3,564,959       5,036,488       3,549,705


(3) On a fully taxed basis the Net Income for the 2nd Quarter 1996 would be $1,543,103 and Net Income per share would be $0.24. Net Income for the six months ended June 30, 1996 on a fully taxed basis would be $3,868,507 and Net Income per share would be $0.77.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                   ----------------------------    -----------------------------
                                                                       1996            1995             1996            1995
                                                                   ------------    ------------    -------------    ------------
                                                                           (UNAUDITED)                      (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  8,079,619    $ 49,724,932    $  36,328,936    $ 14,692,605


INVESTING ACTIVITIES:

     PURCHASES OF PROPERTY AND EQUIPMENT                               (331,266)        (54,909)        (725,808)       (151,981)
                                                                   ------------    ------------    -------------    ------------
         NET CASH USED IN  INVESTING ACTIVITIES                        (331,266)        (54,909)        (725,808)       (151,981)


FINANCING ACTIVITIES:

     PROCEEDS FROM ISSUANCE OF COMMON STOCK                           4,010,626                       30,337,128           2,836
     PROCEEDS FROM EXERCISE OF OPTIONS/WARRANTS                           3,750                            5,070
     PAYMENTS OF IPO RELATED AND OTHER CAPITALIZED FEES              (1,549,638)        (13,961)      (1,735,669)        (13,961)
     PROCEEDS FROM DRAWDOWNS ON WAREHOUSE LINE OF CREDIT                              2,500,000        1,048,568       2,500,000
     PAYMENTS ON CAPITAL LEASE OBLIGATIONS (Net of proceeds)             32,664         (83,758)          24,651        (193,818)
     PROCEEDS FROM DRAWDOWNS ON EXCESS SERVICING LINE OF CREDIT                                       12,800,000
     PAYOFF OF EXCESS SERVICING LINE OF CREDIT                                                       (12,800,000)
     PAYOFF OF DEALER PARTICIPATION LINE OF CREDIT                                                   (10,617,786)
     PAYDOWN OF COMMERCIAL PAPER RELATED TO SECURITIZATION          (81,000,000)    (71,304,507)    (176,000,000)    (71,304,507)
     PROCEEDS FROM ISSUANCE OF COMMERCIAL PAPER                      71,163,151      16,004,230      130,699,469      46,458,650
     PAYOFF OF SUBORDINATED DEBT                                                                     (10,000,000)
     PROCEEDS FROM OTHER DEBT (Net of payments)                         753,967                          753,967
                                                                   ------------    ------------    -------------    ------------
         NET CASH USED IN FINANCING ACTIVITIES                       (6,585,480)    (52,897,996)     (35,484,602)    (22,550,800)
                                                                   ------------    ------------    -------------    ------------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,162,873      (3,227,973)         118,526      (8,010,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        578,366       5,469,667        1,622,713      10,251,870
                                                                   ------------    ------------    -------------    ------------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  1,741,239    $  2,241,694    $   1,741,239    $  2,241,694
                                                                   ============    ============    =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         CASH PAID FOR INTEREST                                    $  1,423,866    $  1,027,826    $   3,936,722    $  2,280,972

                          ONYX ACCEPTANCE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

        The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Prospectus which is included in its Registration Statement on Form S-1 (No. 333-680)


NOTE 2 - EARNINGS PER SHARE

         The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income (loss) per share were 6,375,451 and 3,564,959 for the three months ended June 30, 1996 and 1995 respectively. All share and EPS amounts have been given the effect of a reverse share split of one share of Common Stock for 3.43 shares of Common Stock.


NOTE 3 - SHAREHOLDERS' EQUITY

         On March 29, 1996, the Company completed an offering of 2,500,000 shares of common stock (the "Offering"). The Offering represented approximately 41% ownership of the Company. Net proceeds of the Offering (of approximately $25.6 million) were used to repay Senior Subordinated Notes and advances under the Company's revolving credit facility. The balance of the proceeds were used for general corporate purposes, including working capital. In conjunction with the Offering, all Series A Preferred Stock was converted to 715,422 shares of Common Stock. In addition, all Series B Preferred Stock was converted to 39,757 shares of Common Stock. On April 25, 1996, the Underwriters elected to exercise their 30 day over-allotment to purchase 375,000 additional shares of common stock. Net proceeds to the Company were 4.0 million. For further information about the Offering, refer to the Company's Registration Statement on Form S-1 (No. 333-680).

NOTE 4 - CONTRACTS HELD FOR SALE

          Contracts held for sale consisted of the following:


                                             June 30,     December 31,
                                               1996           1995
                                           -----------    ------------
Contracts held for sale                    $97,009,948    $157,552,745
Less Unearned interest                      20,554,826      40,660,123
                                           -----------    ------------
                                            76,455,122     116,892,622
Allowance for credit losses                   (375,983)       (591,765)
                                           -----------    ------------
                                            76,079,139     116,300,857
Dealer Participation                         2,321,915       3,914,577
                                           -----------    ------------
      Total                                $78,401,054    $120,215,434
                                           ===========    ============



NOTE 5 - EXCESS SERVICING RECEIVABLE

          The following table presents the balances and activity for excess servicing receivable:


                                              June 30,     December 31,
                                                1996           1995
                                            -----------    ------------
Beginning Balance                           $ 6,181,518    $ 2,060,738
Additions                                    18,400,000      8,718,596
Amortization                                 (4,820,353)    (4,597,816)
                                            -----------    -----------
Ending Balance                              $19,761,165    $ 6,181,518
                                            ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Onyx Acceptance Corporation (the "Company" or "Registrant") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts ("Contracts") originated by franchised and select independent automobile dealerships within California, Arizona, Washington, Nevada, and Hawaii. The Company focuses its efforts on acquiring Contracts that are secured by late model used and, to a lesser extent, new automobiles and entered into with purchasers whom the Company believes have a favorable credit profile. As of June 30, 1996, the Company had acquired in excess of $442 million in Contracts from 1,108 dealerships in California, Arizona, Washington, Nevada and Hawaii.

The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past ten fiscal quarters:

                    Selected Quarterly Financial Information
                             For the Quarters Ended



                                  March 31, June 30,  Sept 30,  Dec.31,  March 31, June 30, Sept. 30,   Dec.31, March 31,  June 30,
                                    1994      1994      1994      1994     1995      1995     1995       1995     1996       1996
                                    ----      ----      ----      ----     ----      ----     ----       ----     ----       ----
                                                                       (Dollars in thousands)
Contracts purchased during
period ..........................  $8,208   $18,141   $25,858   $33,516  $ 38,964  $ 46,883  $ 52,940  $ 60,610  $ 73,300  $ 83,555
Average monthly purchases
during period ...................   2,736     6,047     8,619    11,172    12,988    15,628    17,646    20,203    24,433    27,852
Gain on Sale of Contracts .......      --        --        --       515        --     2,012        --        --     5,325     4,175
Total revenue.(1) ...............      85       380       743       887     1,187     1,647       971     1,813     6,775     6,353
Contracts Securitized
during period ...................      --        --        --    38,601        --   105,000        --        --   100,500    85,013
Servicing Portfolio at period
end .............................   8,088    24,510    46,898    74,581   104,895   140,198   177,532   218,207   266,251   317,054

(1) Total revenue is comprised of net finance revenue, servicing fee income and gain on sale of Contracts

         While contract origination volume, earnings and the expansion of the Company's operations outside California were in accordance with management's objectives, management believes that the delinquency and loss performance of contracts were above acceptable levels for the quarter ended June 30, 1996. In particular, contracts originated through the Company's North Hollywood Auto Finance Center experienced higher levels of loss and delinquency.

         Management noted that the North Hollywood Auto Finance Center had a higher concentration of used car dealerships than the Company's other Auto Finance Centers, and this concentration of used car dealerships was principally responsible for the performance of the portfolio during the second quarter. As a result, management has re-underwritten all used car dealerships throughout the Company and has terminated its relationships with a majority of the used car dealerships serviced by the North Hollywood Auto Finance Center.

         Management expects the Company's delinquencies and losses, due to the delinquency and loss levels in the North Hollywood Auto Finance Center, to continue at second quarter levels into the third quarter of 1996. The Company's annualized net charge-offs excluding the North Hollywood Auto Finance Center were 0.86% for the quarter ended June 30, 1996.

Contracts Purchased and Servicing Portfolio.

         The Company experienced significant growth in its purchased volume of Contracts. Purchased Contract volume increased to $156.9 million for the first half of 1996 from $85.8 million for the first half of 1995, representing an increase of 83%. Volume for the three months ended June 30, 1996 increased to $83.6 million from $46.9 million for the like period of 1995. This growth in acquisitions is attributable to the opening of four additional Auto Finance Centers since the end of the first half of 1995 and increasing market penetration within the Company's existing centers. The Company's servicing portfolio at June 30, 1996 was $317.1 million compared to $140.2 at June 30, 1995, an increase of 126%. Total revenues during the first half of 1996 were $13.1 million compared to $2.8 million for the same period ended June 30, 1995.

                              RESULTS OF OPERATIONS

Quarters ended June 30, 1996 and 1995 and six months ended June 30, 1996 and
1995

Net Finance Revenue. Net finance revenue increased to $1.5 million for the quarter ended June 30, 1996 from $(620,030) for the same period in 1995. Net finance revenue for the six month period ending June 30, 1996 increased by 457% to $1.8 million from $323,000 for the like period in 1995. The increase is primarily attributable to an increase in Contracts held for sale during the quarter and the six month period ending June 30, 1996 compared to the quarter and six month period ending June 30, 1995.

Provisions for Credit Losses. During the quarter ended June 30, 1996, the provision for credit losses totaled $49,824 compared to $4,542 for the same period ended in 1995. This increase is attributable to an increase in contracts held for sale during the quarter which has resulted in higher future provisions for loss. Provision for credit losses for the six month period ending June 30, 1996 were ($25,070) compared to $183,406 for the first half of 1995. This reduction is attributable to asset sales totaling $185.5 million in the first half of 1996 and the associated reversal of the book allowance. At June 30, 1996 Contracts held for sale were $76.4 million compared to $15.5 million at June 30, 1995.

Gain on Sale of Contracts. The Company completed a $85.0 million securitization with a net spread of 3.61% during the quarter ended June 30, 1996, resulting in a gain on sale of Contracts of $4.2 million. The Company completed a securitization in the second quarter of 1995 in the amount of $105.0 million with a net spread of 1.86% resulting in a gain on sale of $2.0 million. Gain on Sale of Contracts for the six months period ending June 30, 1996 was $9.5 million with sales of 185.5 million and an average net spread of 3.32% as compared to a gain of $2.0 million with the sale of $105.0 million and a net spread of 1.86% for the same period in 1995.

Servicing Fee Income. Servicing fee income increased to $681,000 for the quarter ended June 30, 1996 from $255,000 for the quarter ended June 30, 1995. The increase was attributable to a significant increase in the size of the servicing portfolio. Servicing fee income for the six months ending June 30, 1996 was $1.8 million compared to $499,000 for the like period in 1995. The size of the servicing portfolio at June 30, 1996 increased to $317.1 million from $140.2 million at June 30, 1995. Servicing income for the quarter ended June 30, 1996 was $681,000 compared to $1.1 million for the quarter ended March 31, 1996, a decrease of 38%. This decrease is the result of increased losses in the Company's servicing portfolio in its North Hollywood Auto Finance Center.

Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $2.1 million during the second quarter of 1996 compared with $1.2 million for the second quarter of 1995, an increase of 75%. Salary and benefits increased in the first six months to $3.9 million from $2.3 million for the first six months of 1995. This is attributable in great part to the growth of operations and the servicing portfolio and the fact that the number of employees at the Company increased from 60 at June 30, 1995 to 131 at June 30, 1996.

Other Operating Expenses. Other operating expenses increased by 118% to $1.6 million for the Quarter ended June 30,1996 from $733,000 for the same period ended June 30 , 1995. For the first six months of 1996 other operating expenses were $2.7 million compared to $1.4 million for the first six months of 1995. The majority of the increases are due to growth of the servicing portfolio and the opening of four new auto finance centers.

Net Income. The Company posted net income of $2.1 million for the quarter ended June 30, 1996 or $.33 per share compared to a net loss of ($287,000) or ($.08) per share for the same period of 1995. Net income for the six months ending June 30, 1996 was $5.3 million compared to ($1.0 million) for the first six months of 1995. The higher earnings are the result of the Company's continuing focus on its growth strategy within the western United States.

Asset Quality. At June 30, 1996, delinquencies for the Servicing Portfolio represented 1.52% of the amount of Contracts in the Company's Servicing Portfolio or $4.8 million as compared to 0.97% at June 30, 1995 or $1.4 million. Loan losses for the Servicing Portfolio as a percentage of average serviced loans outstanding increased to 1.29% during the quarter compared to 0.19% for the second quarter of 1995 and increased to 0.99% for the first six months of 1996 compared with 0.13% for the first six months of 1995. Delinquency and loss increases are due to several factors including seasoning of the Servicing Portfolio and an increase in loan losses and delinquencies arising from Contracts originated by independent used car dealers through the Company's North Hollywood Auto Finance Center.

                   DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                          FOR THE QUARTERS ENDED
                                                                  June 30,
                                          ---------------------------------------------------------
                                                    1996                            1995
                                          ------------------------        -------------------------
                                          AMOUNT             NO.          AMOUNT             NO.
                                          ------             ---          ------             ---

                                                            (Dollars in thousands)
Servicing portfolio ...............       $317,054          29,494        $140,198          13,006
Delinquencies(1)(2)
         30-59 days ...............       $  2,317             191        $    999              65
         60-89 days ...............       $  1,274             104        $    192              14
          90+ days ................       $  1,219              97        $    175              11
Total .............................       $  4,810             392        $  1,366              90
Total delinquencies as a percent of
Servicing Portfolio ...............           1.52%           1.33%           0.97%           0.69%

- --------

(1)      Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO
                             FOR THE QUARTERS ENDED

                                                                                    June 30,
                                                                            -------------------------
                                                                              1996            1995
                                                                              ----            ----

                                                                            (Dollars in thousands)
Period end contracts outstanding ....................................       $ 317,054        $140,198
Average servicing portfolio(1) ......................................       $ 290,848        $121,892
Number of gross charge-offs .........................................             231              29
Gross charge-offs ...................................................       $   1,043        $     58
Net charge-offs .....................................................       $     937        $     57
                                                                            ---------        --------
Annualized net charge-offs as a percent of average servicing portfolio           1.29%            .19%

- ------

(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

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

Cash provided by operating activities was $8.1 million for the quarter ended June 30, 1996, compared to $49.7 million provided by operating activities in the quarter ended June 30, 1995. Onyx completed a securitization in the second quarter of 1995 in the amount of $105,000,000.

Cash used in investing activities was $331,000 for the quarter ended June 30, 1996 compared to $55,000 for the quarter ended June 30, 1995.

Cash used by financing activities was $6.6 million for the quarter ended June 30, 1996, compared to $52.8 million used in financing activities for the quarter ended June 30, 1995. Cash was used to pay down $81.0 million of the CP Facility due to the securitization and sale of Contracts during the quarter ended June 30, 1996.

The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $200 million auto loan warehouse program (the"CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by Capital Markets Assurance Corporation ("CapMAC") and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively. This facility provides funds to purchase Contracts. CapMAC credit provides credit enhancement to Triple-A by issuing surety bonds covering all principal and interest obligations owed by OAFC under a loan agreement with Triple-A. The Company has a Revolving Credit Facility under which the Company may (subject to borrowing base availability) borrow up to $20 million for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. By refinancing the Revolving Credit Facility, the Company reduced the interest it pays under the Revolving Facility from a 30-day LIBOR based rate to a prime rate base. Under the two year term of the Revolving Credit Facility, the available borrowings are based on the following collateral based formula. The Company may borrow up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables deemed eligible by the lenders or 80% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model.

The Revolving Credit Facility converts from revolving loans to fully-amortizing two-year term loans on January 31, 1998 or if earlier, upon the occurrence of certain "credit triggers".

Securitizations. In May of 1996, the Company consummated, with a pass-through rate of 6.40%, and a net interest rate spread inclusive of all costs of 3.61%, a securitization in the amount of $85.0 million. As a result of this securitization, the Company realized a gain on sale of approximately $4.2 million.

Interest Rate Exposure and Hedging. The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure. Further, the Company employs a hedging strategy which primarily includes the use of two-year Treasury securities forward agreements. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. As of August 10, 1996, the Company had in effect various interest rate hedges totaling $125 million which mature September 16, 1996 which the Company believes is adequate to cover its next securitization.

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

GEOGRAPHIC CONCENTRATION. To date, the Company has purchased substantially all of its Contracts in California. Accordingly, adverse economic conditions or other factors particularly affecting California could adversely affect the delinquency, loan loss or repossession experience of the servicing portfolio.]

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

*10.65 Stock Purchase Agreement between and among Brian Mac Innis and certain Investors identified therein dated as of June 7, 1995.

*10.66 Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7, 1995.

*10.67 Sublease Agreement between Onyx Acceptance Corporation and AT&T Resource Management Corporation dated as of August 31, 1993.

*10.68 Office Space Lease (Master Lease) between and among The Irvine Company and American Telephone and Telegraph Company dated as of April 29, 1987.

*10.69 First Amendment To Sublease between and among AT&T Resource Management Corporation and Onyx Acceptance Corporation dated as of September 1, 1993. *

10.70    Onyx Acceptance Corporation 401(k) Plan dated January 1, 1994.

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

*10.84 Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx Acceptance Corporation.

*10.85 1996 Stock Option/Stock Issuance Plan. 11.1 Computation of Earnings per Share.

27.1     Financial Data Schedule.


* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680).

(b)      Reports on Form 8-K

         Form 8-K dated April 30, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of April 15, 1996. No financial statements.

         Form 8-K dated June 14, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of May 15, 1996 for the Onyx Acceptance Grantor Trust 1996-1. Audited Financial Statement of Capital Markets Assurance Corporation for the year ended 1995.

         Form 8-K dated June 17, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of June 15, 1996 for the Onyx Acceptance Grantor Trust 1996-1.

         Form 8-K dated June 17, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of June 15, 1996 for the Onyx Acceptance Grantor Trust 1996-2.

         Form 8-K dated July 30, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of July 15, 1996 for the Onyx Acceptance Grantor Trust 1996-1.

         Form 8-K dated July 30, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of July 15, 1996 for the Onyx Acceptance Grantor Trust 1996-2.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ONYX ACCEPTANCE CORPORATION

                                Date:  August 12, 1996


                                By:  /s/ John W. Hall
                                     --------------------------------
                                     John W. Hall
                                     President

                                Date:  August 12, 1996


                                By:  /s/ Don P. Duffy
                                     --------------------------------
                                     Don P. Duffy
                                     Executive Vice President and
                                     Principal Financial Officer

                                  EXHIBIT INDEX

       Exhibit No.                          Description                   Page
       -----------                          -----------                   ----
         11.1                   Computation of Earnings Per Share
         27.1                   Financial Data Schedule