Form 10-Q
period 1996-09-30
ONYX ACCEPTANCE CORP
filed 1996-11-14
CIK 1006614

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------    -----------
Commission file number: 28050

                           ONYX ACCEPTANCE CORPORATION

State or other jurisdiction of
incorporation or organization                  (I.R.S. Employer
                                               Identification No.)
Delaware                                       33-0577635

Onyx Acceptance Corporation
8001 Irvine Center Drive, 5th Floor
Irvine, Ca. 92618
(714) 450-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----
         As of November 11, 1996, there were 5,286,636 shares of registrant's Common Stock, par value $.01 per share outstanding.

                           ONYX ACCEPTANCE CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements                                                           Page
        Consolidated Statements of Financial Condition
        at September 30, 1996 (Unaudited) and December 31, 1995                         3
        Consolidated Statements of Operations for the nine months ended
        September 30, 1996 (Unaudited) and September 30, 1995 (Unaudited)               4
        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1996 (Unaudited),
        and September 30, 1995(Unaudited)                                               5
        Notes to Consolidated Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of  Operations                                                      8

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.......................................................
Item 5.  Other  Information......................................................       19
Item 6.  Exhibits and Reports on Form 8-K........................................       24
 .
SIGNATURES.......................................................................       25

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                     Nine Months Ended               Three Months Ended
                                                                       September 30,                    September 30,
                                                                    1996           1995             1996          1995
                                                                -----------    -----------       ----------    ----------
     REVENUES:
           Finance Revenue                                      $ 7,881,973    $ 4,471,855       $2,994,193    $1,868,823
           Interest Expense                                       4,538,585      3,500,869        1,492,629     1,220,902
                                                                -----------    -----------       ----------    ----------
         Net Finance Revenue                                      3,343,388        970,986        1,501,564       647,921

         Provision for credit losses                                142,893        204,692          167,963        21,286
                                                                -----------    -----------       ----------    ----------

         Net Finance Revenue after Provision                      3,200,495        766,294        1,333,601       626,635

         Gain on Sale of Contracts                               13,825,000      2,012,365        4,324,901             0
         Service Fee Income                                       2,262,158        821,615          476,562       322,869
                                                                -----------    -----------       ----------    ----------

     EXPENSES:

         Salaries and Benefits                                    6,153,899      3,613,737        2,292,540     1,342,169
         Depreciation                                               585,479        502,866          216,040       182,975
         Occupancy                                                  445,844        288,463          169,097       120,655
         General and Administrative expenses                      3,603,978      1,420,878        1,583,093       501,708
                                                                -----------    -----------       ----------    ----------

     Total Expenses                                              10,789,200      5,825,944        4,260,770     2,147,507
                                                                -----------    -----------       ----------    ----------

     NET INCOME/(LOSS) BEFORE INCOME TAXES                        8,498,453     (2,225,670)       1,874,294    (1,198,003)
     INCOME TAXES                                                 1,678,691              0          370,000             0
                                                                -----------    -----------       ----------    ----------
     NET INCOME (LOSS)                                          $ 6,819,762    ($2,225,670)      $1,504,294   ($1,198,003)
                                                                ===========    ===========       ==========    ==========

     NET INCOME (LOSS) PER SHARE (3)                                  $1.29         ($0.62)           $0.23        ($0.33)

     Weighted average number of shares of Common Stock
     and Common Stock Equivalents outstanding (3)                 5,286,636      3,589,790        6,401,283     3,629,614


     (3) On a fully taxed basis the Net Income for the 3rd Quarter 1996 would be $1,094,588 and Net Income per share would be $0.17.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                    September 30,  December 31,
                                                                        1996           1995
                                                                    -------------  ------------
                                                                     (UNAUDITED)
     ASSETS
        CASH & CASH EQUIVALENTS                                      $ 2,638,355   $  1,622,713
        TRUST RECEIVABLES                                              8,539,371      6,208,617
        CONTRACTS HELD FOR SALE  (Net of allowance) (a)               29,986,104    120,215,434
        EXCESS SERVICING (Net of amortization)                        25,667,744      6,181,518
        OTHER  ASSETS                                                  2,355,687      1,848,559
                                                                     -----------   ------------
                    TOTAL ASSETS                                     $69,187,261   $136,076,841
                                                                     ===========   ============


     LIABILITIES AND EQUITY
        LIABILITIES
           ACCOUNTS PAYABLE                                              696,419        287,519
           DEBT                                                       27,795,513    131,949,536
           OTHER LIABILITIES                                           3,776,864      2,356,334
                                                                     -----------   ------------

                    TOTAL LIABILITIES                                 32,268,796    134,593,389

           REDEEMABLE PREFERRED STOCK SERIES A (b)                             0      9,379,177

     EQUITY
           PREFERRED STOCK SERIES b                                            0          1,364
           COMMON STOCK
               Par value $.01 per share; authorized 4,373,178 shares;
                    issued and outstanding 2,241,500 as of
                    December 31, 1995 and issued and outstanding
                    5,879,000 as of September 30, 1996                    58,975         22,415
           PAID IN CAPITAL                                            37,610,510        803,109
           RETAINED EARNINGS                                            (751,020)    (8,722,613)
                                                                     -----------   ------------

     TOTAL EQUITY                                                     36,918,465     (7,895,725)
                                                                     -----------   ------------


                    TOTAL LIABILITIES AND EQUITY                      69,187,261   $136,076,841
                                                                     ===========   ============

     (a) Net of unearned discounts.
     (b) Redeemable preferred stock was converted to common stock in connection with the IPO on March 29, 1996.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      1996           1995              1996           1995
                                                                    ---------     ---------          ----------    ----------
                                                                          (UNAUDITED)                      (UNAUDITED)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 41,113,692    (50,581,108)       77,442,628    (35,888,503)


INVESTING ACTIVITIES:
     PURCHASES OF PROPERTY AND EQUIPMENT                              (152,494)      (248,512)         (878,302)      (400,493)
                                                                     ---------     ----------       -----------     ----------

         NET CASH USED IN INVESTING ACTIVITIES                        (152,494)      (248,512)         (878,302)      (400,493)


FINANCING ACTIVITIES:
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                          30,337,128          2,836
     PROCEEDS FROM EXERCISE OF OPTIONS/WARRANTS                          8,725                           13,795              0
     PAYMENTS OF IPO RELATED AND OTHER CAPITALIZED FEES                                              (1,735,669)       (13,961)
     PROCEEDS FROM DRAWDOWNS ON WAREHOUSE LINE OF CREDIT                            3,500,000         1,048,568      6,000,000
     PAYMENTS ON CAPITAL LEASE OBLIGATIONS (Net of proceeds)           (34,567)       (29,364)           (9,916)      (223,182)
     PROCEEDS FROM DRAWDOWNS ON EXCESS SERVICING LINE OF CREDIT                                      12,800,000              0
     PAYOFF OF EXCESS SERVICING  LINE OF CREDIT                                                     (12,800,000)             0
     PAYOFF OF DEALER PARTICIPATION LINE OF CREDIT                                                  (10,617,786)             0
     PAYDOWN OF COMMERCIAL PAPER RELATED TO SECURITIZATION        (115,000,000)                    (291,000,000)   (71,304,507)
     PROCEEDS FROM ISSUANCE OF COMMERCIAL PAPER (Net of other
         Payments)                                                  75,017,733     47,016,596       205,717,202     93,475,246
     PAYOFF OF SUBORDINATED DEBT                                                                    (10,000,000)             0
     INCREASE (DECREASE) IN OTHER LOANS (Net of payments)              (55,973)                         697,994              0
                                                                   -----------     ----------       -----------     ----------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (40,064,082)    50,487,232       (75,548,684)    27,936,432
                                                                   -----------     ----------       -----------     ----------

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              897,116       (342,388)        1,015,642     (8,352,564)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,741,239      2,241,694         1,622,713     10,251,870
                                                                   -----------     ----------       -----------     ----------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD                  2,638,355      1,899,306        $2,638,355     $1,899,306
                                                                   ===========     ==========       ===========     ==========

         INTEREST PAID                                             $ 1,819,399     $  631,527        $5,756,121     $2,912,499

                           ONYX ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1- BASIS OF PRESENTATION
        The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Prospectus which is included in its Registration Statement on Form S-1 (No. 333-680)
NOTE 2 - EARNINGS PER SHARE
         The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income (loss) per share were 6,401,283 and 3,629,614 for the three months ended September 30, 1996 and 1995 respectively. All share and EPS amounts have been given the effect of a reverse share split of one share of Common Stock for 3.43 shares of Common Stock.
NOTE 3 - SHAREHOLDERS' EQUITY
         On March 29, 1996, the Company completed an offering of 2,500,000 shares of common stock (the "Offering"). The Offering represented approximately 41% ownership of the Company. Net proceeds of the Offering (of approximately $25.6 million) were used to repay Senior Subordinated Notes and advances under the Company's revolving credit facility. The balance of the proceeds were used for general corporate purposes, including working capital. In conjunction with the Offering, all Series A Preferred Stock was converted to 715,422 shares of Common Stock. In addition, all Series B Preferred Stock was converted to 39,757 shares of Common Stock. For further information about the Offering, refer to the Company's Registration Statement on Form S-1 (No. 333-680). On April 25,1996, the Underwriters elected to exercise their 30 days over-allotment to purchase 375,000 additional shares of common stock. Net proceeds to the Company were 4.0 million.
NOTE 4 - CONTRACTS HELD FOR SALE
         Contracts held for sale consisted of the following:

                                           September 30,             December 31,
                                              1996                      1995
                                           -----------              ------------
Contracts held for sale                    $36,086,551              $157,552,745
Less Unearned interest                       6,933,373                40,660,123

                                          -----------              -------------
                                           29,153,178                116,892,622
Allowance for credit losses                  (145,766)                  (591,765)
                                          -----------              -------------
                                           29,007,412                116,300,857
Dealer Participation                          978,692                  3,914,577
                                          -----------              -------------
Total                                     $29,986,104               $120,215,434
                                          ===========               ============



NOTE 5 - EXCESS SERVICING RECEIVABLE
         The following table presents the balances and activity for excess servicing receivable:

                                    September 30,             December 31,
                                        1996                       1995
                                    ------------              -----------
Beginning Balance                   $ 6,181,518               $ 2,060,738
Additions                            27,700,000                 8,718,596
Amortization                         (8,213,774)               (4,597,816)
                                    ------------              -----------
Ending Balance                      $25,667,744               $ 6,181,518
                                    ===========               ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW
Onyx Acceptance Corporation (the "Company" or "Registrant") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts ("Contracts") originated by franchised and select independent automobile dealerships within California, Arizona, Washington, Hawaii, Oregon, and Nevada. The Company focuses its efforts on acquiring Contracts that are secured by late model used and, to a lesser extent, new automobiles and entered into with purchasers whom the Company believes have a favorable credit profile. As of September 30, 1996, the Company had acquired approximately $522 million in Contracts from 1266 dealerships in California, Arizona, Washington, Hawaii, Oregon, and Nevada.

The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters:


                                                             Selected Quarterly Financial Information
                                                                       For the Quarters Ended
                                     ------------------------------------------------------------------------------------------
                                     Sept 30,  Dec. 31,  March 31, June 30, Sept. 30,   Dec.31,  March 31, June 30 September 30
                                         1994      1994      1995      1995      1995      1995     1996     1996     1996
                                         ----      ----      ----      ----      ----      ----     ----     ----     ----
                                                                        (Dollars in thousands)
Contracts purchased during period     $ 25,858  $ 33,516  $ 38,964  $ 46,883  $ 52,940  $ 60,610  $73,300  $83,555   79,936
Average monthly purchases during
  period                                 8,619    11,172    12,988    15,628    17,646    20,203   24,433   27,852   26,645
Gain on Sale of Contracts                   --       515        --     2,012        --        --    5,325    4,175    4,325
Total revenue(1)                           743       887     1,187     1,647       971     1,813    6,775    6,353    6,303
Contracts Securitized during period         --    38,601        --   105,000        --        --  100,500   85,013  120,000
Servicing Portfolio at period end       46,898    74,581   104,895   140,198   177,532   218,207  266,251  317,054  359,104

(1) Total revenue is comprised of Net Interest Income, Servicing Fee Income and Gain on Sale of Contract

         During the quarter, the Company experienced a reduction in the amount of Contracts purchased and experienced loan losses in excess of management's expectations. The Contract origination volume and loan losses were impacted by the performance of the contracts originated in prior quarters at the North Hollywood Auto Finance Center. This Auto Finance Center had a significant concentration of used car dealers and the performance of the Contracts purchased from these dealers has not been in line with management objectives.

         To address the performance issues of this Center, management has reunderwritten all independent used car dealers that have relationships with the Company and as a result, has ceased doing business with a number of used car dealers, especially in the North Hollywood office. Originations in the North Hollywood office, as a result, have been impacted.

         In addition, management further enhanced the credit review process by promoting a senior credit manager to the position of Chief Credit Officer and by increasing staffing in the credit review department. This department continues to audit contracts within a few days after funding. The results of the audits are communicated back to the originating office on a daily basis.

         Management believes these changes will improve the performance of the contracts purchased in the current and future quarters. Management has created an additional reserve of $800,000 to provide for increased losses that may still arise from existing loans.

The Company continues its emphasis on growth of the portfolio and expansion into new states.

CONTRACTS PURCHASED AND SERVICING PORTFOLIO.

         Purchased Contract volume increased to $236.8 million for the first nine months of 1996 from $138.8 million for the first nine months of 1995, representing an increase of 71%. Volume for the three months ended September 30, 1996 increased to $79.9 million from $52.9 million for the like period of 1995. This growth in acquisition is attributable to the opening of three additional Auto Finance Centers since the end of the first nine months of 1995 and the continued market penetration within the Company's existing centers. The Company's servicing portfolio at September 30, 1996 was $359.1 million compared to $177.5 at September 30, 1995, an increase of 102.3%. Total revenues during the first nine months of 1996 were $19.4 million compared to $3.8 million for the same period ended September 30, 1995.

                              RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995 AND NINE MONTHS ENDED 1996 AND 1995

NET FINANCE REVENUE. Net finance revenue increased to $1.5 million for the quarter ended September 30, 1996 from $647,921 for the same period in 1995. Net finance revenue for the nine month period ending September 30, 1996 increased by 240% to $3.3 million from $970,986 for the like period in 1995. The increase is primarily attributable to an increase in Contracts held for sale during the quarter and the nine month period ending September 30, 1996 compared to the quarter and nine month period ending September 30, 1995.

PROVISIONS FOR CREDIT LOSSES. During the quarter ended September 30, 1996, the provision for credit losses totaled $167,963 compared to $21,286 for the same period ended in 1995. This increase is attributable to a larger balance of loans held for sale during the period as origination volume has increased and the effect of contracts purchased in the North Hollywood office and has resulted in higher loss. Provision for credit losses for the nine month period ending September 30, 1996 were $142,893 compared to $204,692 for the first nine months of 1995. At September 30, 1996 Contracts held for sale were $29.1 million compared to $64.6 million at September 30, 1995.

GAIN ON SALE OF CONTRACTS. The Company completed a $120.0 million securitization during the quarter ended September 30, 1996, resulting in a gain on sale of Contracts of $4.3 million. The Company did not complete a securitization in the third quarter of 1995. Gain on the Sale of Contracts for the nine months period ending September 30, 1996 was $13.8 million as compared to $2.0 million for the same period in 1995.

SERVICING FEE INCOME. Servicing fee income increased to $476,562 for the quarter ended September 30, 1996 from $322,869 for the quarter ended September 30, 1995. The increase was attributable to a significant increase in the size of the servicing portfolio. Servicing fee income for the nine months ending September 30, 1996 was $2.3 million compared $821,615 for the like period in 1995. The size of the servicing portfolio at September 30, 1996 increased to $359.1 million from $177.5 million at September 30, 1995.

SALARIES AND BENEFITS EXPENSE. The Company incurred salary and benefit expenses of $2.3 million during the third quarter of 1996 compared with $1.3 million for the third quarter of 1995, an increase of 76.9%. Salary and benefits increased in the first nine months to $6.2 million from $3.6 million for the first nine months of 1995. This is attributable in great part to the growth of operations and the servicing portfolio and the fact that the number of employees at the Company increased from 68 at September 30, 1995 to 165 at September 30, 1996.

OTHER OPERATING EXPENSES. Other operating expenses increased by 148% to $2.0 million for the quarter ended September 30,1996 from $805,338 for the same period ended September 30, 1995. For the first nine months of 1996 other operating expenses were $4.6 million compared to $2.2 million for the first nine months of 1995. The majority of the increases are due to growth of the servicing portfolio and the opening of three new auto finance centers.

NET INCOME. The Company posted net income of $1.5 million for the quarter ended September 30, 1996 or $.23 per share compared to a net loss of $1.2 million or ($.33 ) per share for the same period of 1995. Net income for the nine months ending September 30, 1996 was $6.8 million compared to a loss of $2.2 million for the first nine months of 1995. The higher earnings are the result of the Company's continuing focus on its growth strategy within the western United States, which enabled sales of $305.5 million in Contracts and the recording of a $13.8 million gain on the transactions for the nine months ended September, 1996.

ASSET QUALITY.
At September 30, 1996, delinquencies for the Company's Servicing Portfolio represented 1.67% of the amount of Contracts in the Company's Servicing Portfolio or $6.0 million as compared to 1.4% at September 30, 1995 or $2.5 million. Loan losses for the Servicing Portfolio as a percentage of average serviced loans outstanding increased to 2.28% during the quarter compared to
 .31% for the third quarter of 1995 and increased to 1.48% for the first nine months of 1996 compared with .20% for the first nine months of 1995. Increases in delinquencies and losses were due to several factors including seasoning of the Company's Servicing Portfolio and continued higher than usual loan losses and delinquencies arising from Contracts originated by independent used car dealers through the company's North Hollywood office.

                   DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                                     FOR THE QUARTERS ENDED
                                                                          September 30,
                                                                  1996                      1995
                                                          AMOUNT          NO.       AMOUNT         NO.
                                                          ------          ---       ------         ---
                                                                       (Dollars in thousands)
Servicing portfolio ..................................  $359,104      33,879      $177,532      16,433
Delinquencies(1)(2)
                  0-59 days ..........................  $  2,979         270      $  1,421         113
                  60-89 days .........................  $  1,554         136      $    633          51
                  90+ days ...........................  $  1,461         128      $    439          35
Total ................................................  $  5,994         534      $  2,493         199
Total delinquencies as a percent of
Servicing Portfolio ..................................      1.67%       1.58%         1.40%       1.21%

                  --------
(1)  Delinquencies include principal amounts only.
(2) The period of delinquency is based on the number of days payments are contractually past due.

                            LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO
                                    FOR THE QUARTERS ENDED

                                                           September 30,
                                                       ---------------------
                                                          1996         1995
                                                         -----         ----
                                                       (Dollars in thousands)
Period end contracts outstanding ...........           $359,104     $177,532
Average servicing portfolio(1) .............           $337,513     $156,122
Number of gross charge-offs ................           298          60
Gross charge-offs ..........................           $2,264.2     $133.6
         Net charge-offs ...................           $1,927.0     $120.6
Annualized net charge-offs as a percent of
average servicing portfolio ................            2.28%        .31%

------
(1) Average is based on daily balances.
(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

LIQUIDITY AND CAPITAL RESOURCES
The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs, including cash held in spread accounts; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) net interest income during the warehousing period; (ii) contractual servicing fees; (iii) future servicing cash flows; (iv) settlements of hedging transactions; (v) sales of contracts in Securitizations; (vi) equity investments; and (vii) borrowings under its credit facilities.
Cash provided by operating activities was $41.1 million for the quarter ended September 30, 1996, compared to $50.6 million used in the quarter ended September 30, 1995. Onyx did not complete a securitization in the third quarter of 1995.
Cash used in investing activities was $152,494 for the quarter ended September 30, 1996 compared to $248,512 for the quarter ended September 30, 1995.
Cash used by financing activities was $40.0 million for the quarter ended September 30, 1996, compared to $50.5 million provided by financing activities for the quarter ended September 30, 1995. Cash used during the quarter ended September 30, 1996 was used to pay down $115 million of the CP Facility due to the securitization and sale of Contracts.
The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $200 million auto loan warehouse program (the"CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by Capital Markets Assurance Corporation ("CapMAC") and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively. This facility provides funds to purchase Contracts. CapMAC provides credit enhancement to Triple-A by issuing surety bonds covering all principal and interest obligations owed by OAFC under a loan agreement with Triple-A. In February of 1996, the Company refinanced its $13.5 million revolving credit facility with the Revolving

Facility under which the Company may (subject to borrowing base availability) borrow up to $20 million for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. By refinancing the revolving credit facility, the Company reduced the interest it pays under the Revolving Facility from a 30-day LIBOR based rate to a prime rate base. Under the two year term of the Revolving Credit Facility, the available borrowings are based on the following collateral based formula. The Company may borrow up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables deemed eligible by the lenders or 80% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model. The Revolving Credit Facility converts from revolving loans to fully-amortizing two-year term loans on January 31, 1998 or earlier upon the occurrence of certain "credit triggers"

Securitizations. In September of 1996, the Company consummated, with a pass-through rate of 6.40%, and a net interest rate spread inclusive of all costs of 3.14%, a securitization in the amount of $120.0 million. As a result of this securitization, the Company realized a gain on sale of approximately $4.3 million.

The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure. Further the Company employs a hedging strategy which primarily includes the use of two-year Treasury securities forward agreements. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. As of November 13, 1996, the Company had in effect an interest rate hedge for $80 million which matures December 16, 1996 which the Company believes is adequate to cover its next securitization.

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

GEOGRAPHIC CONCENTRATION. To date, the Company has purchased all of its Contracts in California, Arizona, Washington, Hawaii, Oregon and Nevada. Accordingly, adverse economic conditions or other factors particularly affecting these states could adversely affect the delinquency, loan loss or repossession experience of the servicing portfolio.

THE EFFECT OF ADVERSE ECONOMIC CONDITIONS. The Company is a motor vehicle consumer auto finance company whose activities are dependent upon the sale of motor vehicles. The ability of the Company to continue to acquire Contracts in the markets in which it operates and to expand into additional markets is dependent upon the overall level of sales of new and used motor vehicles in those markets. A prolonged downturn in the sale of new and used motor vehicles, whether nationwide or in the markets in which the Company operates, could have an adverse impact upon the Company, the results of its operations and its ability to implement its business strategy. The automobile industry generally is sensitive to adverse economic conditions both nationwide and regionally in California and the western United States. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle loans. There can be no assurance that such economic conditions will not occur, or that such conditions will not result in such severe reductions in the Company's revenues or cash flows available to the Company to permit the Company to remain current on its credit facilities.

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

ITEM 5.    OTHER INFORMATION.
         Effective September 16, 1996, G.Brian Mac Innis resigned as Chief Executive Officer of the company to pursue personal interests. John W. Hall, President and Chief Operating Officer and a Director of the company since its inception, assumed the role of Chief Executive Officer.

         Effective August 15, 1996, Senior Vice President and Manager of the North Hollywood Auto Finance Center, Kirk B. Kelley, resigned from the company.

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

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680).
(b) Reports on Form 8-K
         Form 8-K dated August 28, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of August 15, 1996 for the Onyx Acceptance Grantor Trust 1996-1. Unaudited Financial Statement of Capital Markets Assurance Corporation for the period ended June 30, 1996.

          Form 8-K dated August 28, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of August 15, 1996 for the Onyx Acceptance Grantor Trust 1996-2. Unaudited Financial Statement of Capital Markets Assurance Corporation for the period ended June 30, 1996.
           Form 8-K dated September 26 , 1996. Item 5 providing the Distribution Date Statement for Distribution Date of September 15, 1996 for the Onyx Acceptance Grantor Trust 1996-1.
          Form 8-K dated September 26, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of September 15, 1996 for the Onyx Acceptance Grantor Trust 1996-2.
          Form 8-K dated November 8, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of October 15, 1996 for the Onyx
Acceptance Grantor Trust 1996-1.
         Form 8-K dated November 8, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of October 15, 1996 for the Onyx Acceptance Grantor Trust 1996-2.
          Form 8-K dated October 24, 1996. Item 5 providing the Distribution Date Statement for Distribution Date of October 15, 1996 for the Onyx Acceptance Grantor Trust 1996-3.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION
Date:    November 13, 1996

By: /s/ JOHN W. HALL
    ----------------------------------------------------
        John W. Hall          President

Date:    November 13, 1996

By: /s/ DON P. DUFFY
    ----------------------------------------------------
        Don P. Duffy          Executive Vice President and
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