Form 10-K405
period 1996-12-31
ONYX ACCEPTANCE CORP
filed 1997-03-31
CIK 1006614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         FOR THE FISCAL YEAR ENDED 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER: 28050
                          ONYX ACCEPTANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       33-0577635
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                          ONYX ACCEPTANCE CORPORATION
                     8001 IRVINE CENTER DRIVE, FIFTH FLOOR
                                IRVINE, CA 92618
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (714) 450-5500
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF SECURITIES              EXCHANGES ON WHICH REGISTERED

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X].

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    The registrant does not have different classes of Common Stock. Based on the closing sale price of the registrant's Common Stock as quoted on the Nasdaq National Market on March 14, 1997, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $30,200,000 on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant's outstanding Common Stock are deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 22, 1997, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

================================================================================

                                   FORM 10-K

                                     INDEX

                                                                                          PAGE
                                                                                          -----
PART I
     Item 1.    Business..............................................................        1
     Item 2.    Properties............................................................       15
     Item 3.    Litigation............................................................       15
     Item 4.    Submission of Matters to a Vote of Security Holders...................       15

PART II
     Item 5.    Market for Registrant's Common Equity and Related Stockholders
                Matters -- Price Range of Common Stock and Dividend Policy............       15
     Item 6.    Selected Financial Data...............................................       16
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................       17
     Item 8.    Financial Statements and Supplementary Data...........................       24
     Item 9.    Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure..................................................       24

PART III
     Item 10.   Directors and Executive Officers of the Registrant....................       24
     Item 11.   Executive Compensation................................................       24
     Item 12.   Security Ownership of Certain Beneficial Owners and Management........       24
     Item 13.   Certain Relationships and Related Transactions........................       25

PART IV
     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......       25

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of the factors described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. These factors should be considered by investors in the Company's securities.

                                       (i)

                                    PART I.

ITEM 1. BUSINESS
GENERAL

     Onyx Acceptance Corporation ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships in California, Arizona, Washington, Nevada and Oregon and to a lesser extent the origination of motor vehicle loans on a direct basis to consumers in California and Arizona (collectively "the Contracts"). The Company focuses its efforts on acquiring Contracts secured by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase, origination and servicing of Contracts in February 1994, the Company has purchased in excess of $604.9 million in Contracts from 1,471 dealerships and has expanded its operations from a single office in Irvine, California to nine Auto Finance Centers serving California, Arizona, Washington, Nevada and Oregon.

     The Company has significantly expanded its customer base of automobile dealerships, and has substantially increased both monthly Contract purchases and the size of its servicing portfolio. The number of active dealerships increased from 769 at December 31, 1995 to 1,471 at December 31, 1996, and the annual volume of Contracts purchased increased from $199.4 million for the year ended December 31, 1995 to $319.8 million for the year ended December 31, 1996. As a result, the servicing portfolio grew from an outstanding balance of $218.2 million as of December 31, 1995 to $400.7 million as of December 31, 1996. Of the Contracts purchased by Onyx through December 31, 1996, $310.2 million, or 77.4%, were secured by used vehicles and $90.4 million, or 22.6%, were secured by new motor vehicles. For the year-ended December 31, 1996, the average initial principal balance and the weighted average interest rate of Contracts purchased by the Company that were secured by motor vehicles were $12,187 and 14.69%.

     The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization of and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future servicing cash flows and earns servicing fees from the trusts in the amount of one percent per annum of the outstanding principal balance of the Contracts securitized. Before the Company receives distributions of future servicing cash flows, all cash flow is utilized to fund spread accounts up to a predetermined level required by Capital Markets Assurance Corporation ("CapMAC") in connection with its surety bond.

BACKGROUND

     The Company was founded in August 1993 by a team of six executives from Western Financial Savings Bank ("WFS"), where they served together in key management positions responsible for the major aspects of Prime Auto Lending, including underwriting, servicing, information systems implementation, interest rate management, securitizations and dealer center management.

     The Company was initially capitalized by three venture capital firms in November 1993. During February 1994, the Company obtained a $75 million revolving credit facility and began building its portfolio of prime quality Contracts secured by new and used motor vehicles. Within eight months following this initial purchase of Contracts, the Company replaced that facility with a $100 million commercial paper facility with improved terms (which has been subsequently increased to $200 million) and successfully completed a $38.6 million publicly underwritten AAA/Aaa rated securitization. Within its first three years of operations, Onyx has expanded to nine Auto Finance Centers, purchased over $604.9 million in Contracts and has completed six AAA/Aaa rated publicly underwritten securitizations.

MARKET AND COMPETITION

     Competition in the field of financing retail motor vehicles sales is intense. According to ADT Automotive, an independent automobile finance market research firm, automobile sales valued at $675 billion were completed in 1996. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than the Company and may have a significantly lower cost of funds. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing or services not provided by the Company. Furthermore, during the past three years, a number of automobile finance companies have completed public offerings of common stock, the proceeds from which are to be used, at least in part, to fund expansion and finance increased purchases of Contracts. The Company's ability to compete successfully depends largely upon its relationships with dealerships and the willingness of dealerships to offer those Contracts that meet the Company's underwriting criteria to the Company for purchase. There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves.

     The Company competes for the purchase of Contracts which meet its underwriting criteria on the basis of emphasizing strong relationships with its dealership customer base through its local presence. The Company supports its dealership customer base with an operation that is open seven days a week and has the ability to finalize purchases of Contracts on weekends, thereby providing dealerships a level of service not available through most conventional financing sources. The Company's success in attracting Contracts that satisfy its underwriting criteria from a significant number of dealerships is dependent upon the fact that many of the Company's largest competitors are not focused on the used car market and do not generally provide the service levels provided by the Company. The Company believes that its strong personal relationship with dealerships in its customer base provides a significant competitive advantage to the Company.

BUSINESS STRATEGY

     The Company's principal objective remains to become one of the leading sources of Prime Auto Lending in the United States by leveraging the experience of its senior management team in this industry. The Company seeks to attain and increase profitability through the implementation of the following strategies:

          Targeted Market and Product Focus. The Company targets the Prime Auto Lending market because it believes that prime lending produces greater origination and operating efficiency than does sub-prime lending. The Company focuses on late model used rather than new vehicles, as management believes the risk of loss on used vehicles is lower due to lower depreciation rates, while interest rates are typically higher. In addition, the Company believes that the late model used motor vehicle finance market is growing at a faster rate than is the finance market for new motor vehicles.

          Localized Dealership Service. The Company provides a high level of service to its dealership base by marketing, underwriting, purchasing and servicing Contracts on a local level through its Auto Finance Centers. The Company locates its Auto Finance Centers in geographic areas of high dealership concentration to facilitate personal service in the local markets, including consistent buying practices, operations open seven days a week, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of Contract applications. This personal service is provided by a team of experienced Account Managers with an established reputation for responsiveness and integrity who call on dealerships in a consistent and professional manner. The Company believes that its local presence and service provide the opportunity to build strong and lasting relationships with dealerships.

          Expansion of Dealership Customer Base. The Company believes that it can establish active relationships with a substantial percentage of franchised dealerships in California, Arizona, Washington, Nevada and Oregon through its nine existing Auto Finance Centers and can access additional franchise dealerships in other states with the additional centers it expects to add during 1997.

          Maintenance of Underwriting Standards and Portfolio Performance. The Company has developed an underwriting process that is designed to achieve attractive yields while minimizing delinquencies and losses. Based on its belief that a credit scoring system is a less effective means of assessing credit risk, the Company employs its experienced Credit Managers in the local Auto Finance Centers to purchase

     Contracts satisfying the underwriting criteria developed by the Company. The Company's Credit Managers are compensated, in part, upon the quality of underwriting of the Contracts they approve. To further monitor the integrity of the underwriting process, management regularly tracks the delinquency and loss rates of Contracts purchased by each Credit Manager and reviews Contracts against the Company's underwriting standards shortly after they have been purchased.

          Technology-Supported Operational Controls. Through the use of technology, the Company has developed and instituted control and review functions that enable senior management to monitor both the operations of the Company and the performance of the servicing portfolio. These systems enable senior management to monitor Contract production, yields and performance on a real-time basis. The Company believes that its information systems not only enhance its internal controls but also allow it to significantly expand its Servicing Portfolio without a corresponding increase in its labor costs.

          Liquidity Through Warehousing and Securitizations. The Company's strategy is to complete securitizations on a regular basis and to use warehousing credit facilities provided by institutional lenders, including a $200 million asset-backed commercial paper conduit, to fund Contracts prior to securitization and a $20 million facility secured by the Company's excess servicing receivables, used for other corporate purposes. The Company also utilizes both securitization and hedging strategies to leverage its capital efficiently and substantially reduce its interest rate risk, while also limiting its credit loss exposure on Contracts sold.

OPERATIONS

     Dealership Marketing and Service. Currently, the Company has nine Auto Finance Centers located in the following regions:

        California                                             Arizona
          Orange County and Metropolitan Los Angeles           Phoenix
          North Los Angeles and Ventura Counties
          The San Francisco Bay Area                           Washington
          Riverside and San Bernardino Counties                Bellevue
          San Diego County
          Sacramento County                                    Nevada
                                                               Las Vegas

     As of December 31, 1996 the Company had 1,471 active dealerships in its dealership customer base located in these regions. Of these 1,471 dealerships, 1,248 are franchised and 223 are independent used automobile dealerships. The Company believes that franchised and select independent automobile dealerships are most likely to provide the Company with Contracts that meet the Company's underwriting standards.

     The following table sets forth information about the Company's Contracts and Auto Finance Centers as of the dates indicated:

                                                                 FOR THE YEARS ENDED
                                                    ----------------------------------------------
                                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                        1994             1995             1996
                                                    ------------     ------------     ------------
                                                                (DOLLARS IN THOUSANDS)
    Number of Auto Finance Centers................           4                5                9
    Number of Contracts purchased.................       7,619           16,571           26,244
    Dollar volume of Contracts....................    $ 85,723         $199,397         $319,840
    Average dollar volume of Contracts per Auto
      Finance Center..............................    $ 21,430         $ 39,879         $ 35,538
    Number of Active Dealerships..................         380              769            1,471

     The Company's objectives over the next 12 months are to open additional Auto Finance Centers in metropolitan areas within the United States and to further develop relationships with existing franchised dealerships in the states where the Company is currently doing business.

     The Account Managers work from the Auto Finance Centers to solicit, enroll and educate new dealerships as well as to maintain relationships with the Company's existing dealership customer base. Each Account Manager visits finance managers at each targeted dealership in his or her territory and presents information about the Company's dealership services. The Company's services include service hours seven days a week and the ability to rapidly respond to credit applications. The Account Managers educate the finance managers about the Company's underwriting philosophy, including its preference for prime quality Contracts secured by late model used motor vehicles and its practice of using experienced Credit Managers (rather than computerized scoring systems) to review applications.

     The Account Managers also advise the dealership finance managers regarding the Company's commitment to serve a broad scope of qualified borrowers through its three Prime Auto Lending programs: the "Premier," the "Preferred," and the "Standard" Programs. The Premier Program allows the Company to market lower interest rates in order to capture customers of superior credit quality. The Preferred Program allows the Company to offer Contracts at higher interest rates to borrowers with proven credit quality. The Standard Program allows the Company to assist qualified borrowers, who may have experienced previous credit problems or have not yet established a significant credit history, at interest rates higher than the Company's other programs.

     The Company enters into a non-exclusive dealership agreement containing certain representations by the dealership about the Contracts. After this relationship is established, the Account Managers continue to actively monitor the relationship with the objective of maximizing the volume of applications meeting the Company's underwriting standards. Due to the non-exclusive nature of the Company's relationships with dealerships, the dealerships retain discretion to determine whether to seek financing from the Company for a customer seeking to finance a vehicle purchase. The Account Managers regularly telephone and visit finance managers to remind them of the Company's objectives and to answer any questions they may have. To increase the effectiveness of these contacts, the Account Managers can obtain from the Company's management information systems real-time information listing by dealership the number of applications submitted, the Company's response and the reasons why a particular application was rejected. The Company believes that the personal relationships its Account Managers, Credit Managers and Auto Finance Center Managers establish with the finance managers are an important factor in creating and maintaining productive relationships with its dealership customer base.

UNDERWRITING AND PURCHASING OF CONTRACTS

     The Company's underwriting standards are applied by experienced Credit Managers with a personal, hands-on analysis of the creditworthiness of each applicant, rather than credit scoring systems used by some of the Company's competitors. The Company believes that credit scoring systems may approve applicants who are in fact not creditworthy while denying credit to others who may have acceptable credit risk for the interest rate being charged. In addition, the Company believes that having its Credit Managers personally review each application and communicate to the submitting dealership the results of the review, including the reasons why a particular application may have been declined, enhances the relationship with its dealership customer base. This practice encourages the finance manager to submit Contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency.

     In order to ensure consistent application of its underwriting standards as its volume of Contract purchases increases, the Company trains its Credit Managers internally by requiring each of them to review Contracts recently purchased by more experienced Credit Managers.

     The underwriting process begins when an application is telecopied by a dealership to a central toll-free number at the Irvine headquarters where it is input into the Company's computer system. The application sets forth the applicant's income, liabilities, credit and employment history, proposed downpayment and provides a description of the financed vehicle. Each application is evaluated by a Credit Manager in the local Auto Finance Center using uniform underwriting standards developed by the Company. These underwriting standards are intended to assess the applicant's ability to timely repay all amounts due under the Contract and the adequacy of the financed vehicle as collateral. Among the criteria considered by the Credit Managers in evaluating each application are: (i) stability of the applicant with specific regard to his or her occupation, length of employment and length of residency;
(ii) the applicant's payment history; (iii) a debt service-to-gross monthly income ratio test (generally not to exceed 45%); (iv) the proposed downpayment for the financed vehicle; (v) the principal amount of the Contract taking into account the age, type and market value of the financed vehicle; and (vi) a payment to income ratio test generally not to exceed 15%. To evaluate credit applications, the Company reviews on-line information, including reports of credit reporting agencies provided by TRW, Equifax and TransUnion, Kelly Blue Book values of financial vehicles and ownership of real estate listed on an application. Under the Company's credit policies and procedures, Contracts of more than $50,000 require the approval of qualified Regional Manager or the Chief Credit Officer and more than $75,000 require approval of the Chief Executive Officer. The Company's wide area network permits a Credit Manager in any Auto Finance Center or the Irvine headquarters to access an application on a real-time basis. This computer network enables senior management to efficiently review and approve Contracts requiring approval and permits the Company to seamlessly shift underwriting work among any of the Auto Finance Centers to increase operating efficiency. Finally, the Company's computer network permits real-time review by senior management of operating results sorted by any number of variables, including by Credit Manager, Auto Finance Center, or auto dealership.

     The funds advanced by the Company to purchase a Contract generally do not exceed: (i) for a new financed vehicle, the dealer's invoice plus taxes, title and license fees, any extended warranty and credit insurance; or (ii) for a used financed vehicle, the wholesale value assigned by a nationally recognized used car value guide, plus taxes, title and license fees, any extended warranty and credit insurance. However, the actual amount advanced for a Contract may be often less than the maximum permissible amount depending on a number of factors, including the length of the Contract term and the make, model and year of the financed vehicle. These adjustments are made to verify that the financed vehicle constitutes adequate collateral to secure the Contract.

     Once review of an application is completed, the Credit Manager communicates his or her decision to the dealership, specifying approval, conditional approval (such as an increase in the downpayment, reduction in the term of the financing, or the addition of a co-signer to the Contract), or denial. This process generally takes 60 minutes or less after receipt of the application. Generally, the Company approves or conditionally approves approximately 50% of the applications it receives and is selected to fund approximately 50% of those approved applications.

     The dealership is required to deliver the necessary documentation for each Contract approved for purchase by the Company to the originating Auto Finance Center. The Company audits such documents for completeness and consistency with the application, providing final approval for purchase of the Contract once these requirements have been satisfied. The completed Contract file is then promptly forwarded to the Irvine headquarters.

     The Auto Finance Center purchasing the Contract funds the purchase and pays any dealer participation. The dealership can receive 100% of the dealer participation at purchase and the Company is entitled to recover from the dealership over the life of the Contract the unearned portion of the dealer participation in the event of a prepayment of the purchased Contract or repossession of the Financed Vehicle. The Company also offers three "shared commission" methods, in which the dealership can elect to receive 70%, 60% or 50% of the dealer participation at the time of purchase, with the Company retaining 30%, 40% or 50% of the dealer participation.

     The Company currently conducts a post-funding credit review of a majority of its Contracts. In the review, the approved application is reexamined to be certain it complies with the Company's underwriting and documentation requirements. The results of these reviews are then reviewed by senior management to ensure consistent application of the Company's underwriting standards.

     The Company employs a compensation system for its Credit Managers, Account Managers and Auto Finance Center managers designed to reward those employees whose Contract purchases meet the Company's volume and yield objectives while preserving credit quality. Generally, these bonuses are payable quarterly, are initially calculated based on the volume of Contracts purchased and the yield on such Contracts. This bonus amount is reduced if the Company's post-funding credit review reveals that these purchased Contracts did not satisfy the Company's underwriting standards. The Company believes this incentive compensation system motivates employees to purchase only those prime quality Contracts that meet its objectives of increasing volume at targeted yields while preserving credit quality.

     The following table sets forth information about the Company's Contracts as of the dates indicated:

                                                                FOR THE YEARS ENDED
                                                   ----------------------------------------------
                                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                       1994             1995             1996
                                                   ------------     ------------     ------------
    Contracts purchased during the period
      (Dollars in thousands).....................    $ 85,723         $199,397         $319,840
    Average Contract amount......................    $ 11,251         $ 12,033         $ 12,187
    Weighted average initial term (months).......        54.3             55.5             56.2
    Weighted average A.P.R.......................       14.01%           15.00%           14.69%
    Percentage of Contracts secured by new Motor
      Vehicles purchased during the period.......       27.79%           19.91%           21.47%
    Percentage of Contracts secured by used Motor
      Vehicles purchased during the period.......       72.21%           80.09%           78.53%

     Periodically the Company performs an analysis of its servicing portfolio to evaluate the effectiveness of its underwriting guidelines. If external economic factors, credit delinquencies or credit losses change, the Company may adjust its underwriting guidelines to maintain the asset quality deemed acceptable by the Company's management.

SERVICING AND COLLECTION PROCEDURES

     The Company services all Contracts in its servicing portfolio. To reduce the costs of its servicing operations, the Company has outsourced certain data processing and billing functions related to its servicing of Contracts. The Company has entered into a contract with a service bureau to provide certain loan accounting, reporting and servicing functions. The agreement has a three year term expiring in February 2000 subject to successive three year extensions, and provides for billing on a per account basis. Through these service providers, the Company mails to each Obligor a monthly billing statement ten days prior to the due date. The Company believes this method has proven to be more effective in controlling delinquency, and therefore losses, than payment coupon books which are delivered to the Obligor at the time the Contract is purchased. The Company charges a late fee on any payment received after the expiration of the statutory or contractual grace period. Most payments from Obligors are deposited directly into a lock box account while the balance is received directly by the Company and promptly deposited by the Company into the lock box account.

     Under the terms of its credit facilities and securitization trusts, the Company acts as servicer with respect to all Contracts in its servicing portfolio. The Company receives servicing fees for servicing securitized Contracts equal to one percent per annum of the outstanding principal balance of such Contracts. The Company services the securitized Contracts by collecting payments due from Obligors and remitting such payments to the trustee in accordance with the terms of the servicing agreements. The Company maintains computerized records with respect to each Contract to record receipts and disbursements and to prepare related reports.

COLLECTION PROCEDURES

     Collection activities with respect to delinquent Contracts are performed by Onyx at its Irvine Collection Center. Collection activities include prompt investigation and evaluation of the causes of any delinquency. An Obligor is considered delinquent when he or she has failed to make at least 90% of a scheduled payment under the Contract within 30 days of the related due date (each a "Due Date").

     To automate its collection procedures, Onyx uses features of the computer system of its third party service bureau, Online Computer Systems, Inc. ("OCS") to provide tracking and notification of delinquencies. The collection system provides relevant Obligor information (for example, current addresses, phone numbers and loan information) and records of all Contracts. The system also records an Obligor's promise to pay and affords supervisors the ability to review collection personnel activity and to modify collection priorities with respect to Contracts. Onyx utilizes a predictive dialing system centrally located within its Irvine headquarters to make phone calls to Obligors whose payments are past due by more than eight days but less than 30 days. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of Obligors from a file of records extracted from the Onyx's database. By eliminating time wasted on attempting to reach Obligors, the system gives a single collector, on average, the ability to speak with and work 200 to 250 accounts per day. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all Obligors who cannot be reached by telephone.

     Once an Obligor is 20 days or more delinquent, these accounts are assigned to specific collectors at the Centralized Collection Center who have primary responsibility for such delinquent accounts until they are resolved. To expedite collections from late paying Obligors, Onyx uses Western Union "Quick Collect," which allows an Obligor to pay at numerous locations any late payments and Onyx to print at its Irvine headquarters a check evidencing the payment. Onyx also uses an automatic payment system that allows an Obligor to authorize Onyx to present a draft on the Obligor's bank account directly to the Obligor's bank for payment to Onyx.

     Generally, after a scheduled payment under a Contract continues to be past due for between 45 and 60 days, Onyx will initiate repossession of the financed vehicle. However, if a Contract is deemed uncollectible, if the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or made unavailable for repossession, or if the Obligor voluntarily surrenders the financed vehicle, Onyx may repossess it without regard to the length or existence of payment delinquency. Repossessions are conducted by third parties who are engaged in the business of repossessing vehicles for secured parties. Under California law and most other states, after repossession, the Obligor generally has an additional 10 to 15 days to redeem the financed vehicle before the financed vehicle may be resold by Onyx in an effort to recover the balance due under the Contract.

     Losses may occur in connection with delinquent Contracts and can arise in several ways, including inability to locate the financed vehicle or the Obligor, or because of a discharge of the Obligor in a bankruptcy proceeding. The current policy of Onyx is to recognize losses at the time a Contract is deemed uncollectible or during the month a scheduled payment under a Contract becomes 120 days or more past due, whichever occurs first.

     Upon repossession and sale of the financed vehicle, any deficiency remaining is pursued against the Obligor to the extent deemed practical by Onyx and to the extent permitted by law. The loss recognition and collection policies and practices of Onyx may change over time in accordance with Onyx's business judgment.

MODIFICATIONS AND EXTENSIONS

     Onyx offers certain credit-related extensions to Obligors. Generally, these extensions are offered only when (i) Onyx believes that the Obligor's financial difficulty has been resolved or will no longer impair the Obligor's ability to make future payments, (ii) the extension will result in the Obligor's payments being brought current, (iii) the total number of credit-related extensions granted on the Contract will not exceed three and the total credit-related extensions granted on the Contract will not exceed three months in the aggregate, (iv) there have been no more than two credit-related extensions granted on the Contract in the immediately preceding twelve months, and (v) Onyx (or its assignee) had held the Contract for at least six months. Any deviation from this policy requires the concurrence of a Collection Supervisor and Onyx's collection manager and an Auto Finance Center manager.

INSURANCE

     Each Contract requires the Obligor to obtain comprehensive and collision insurance with respect to the related financed vehicle with Onyx named as a loss payee. Onyx's experience has been that most Obligors obtain the required comprehensive and collision insurance in accordance with the requirements of their Contracts.

     In the event that the Obligor fails to maintain the required insurance, however, Onyx has purchased limited comprehensive and collision insurance, referred to as the "Blanket Insurance Policy" coverage. The Blanket Insurance Policy provides Onyx with protection on each uninsured or underinsured Financed Vehicle against total loss, damage or theft. Onyx has obtained its Blanket Insurance Policy from United Financial Casualty Company, which is rated "A" by A.M. Best & Co. For the Blanket Insurance Policy, Onyx is assessed a premium based on each Contract acquired. The insurer under the Blanket Insurance Policy is required to settle any claim complying with the policy conditions within 60 days from the date reported.

FINANCING AND SALE OF CONTRACTS

     The Company finances acquisition of Contracts primarily with the credit facilities and through securitizations.

     CP Facility. The Company is party to a $200 million auto loan warehousing program with Triple-A One Funding ("Triple A") used to fund purchases of Contracts. Triple-A is a commercial paper asset-backed conduit lender sponsored by CapMAC and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively. CapMAC is providing credit enhancement to Triple-A by issuing the CP Surety Bonds covering all principal and interest obligations owed by the Company to finance purchases of Contracts from dealerships. The Company uses the Contracts as collateral to borrow from Triple-A. The advance rate is 95% of adjusted eligible contract balance of each Contract and is subject to reduction by CapMAC if the net yield on the Company's Contract portfolio falls below a target net yield. The CP Facility term is for a five-year period ending in September 1999, subject to the annual renewal of a liquidity facility provided by several financial institutions. After maturity in September 1999, the CP Facility is subject to annual renewals upon mutual consent of the parties.

     Revolving Facility. The Company is party to a secured revolving line of credit with an institutional lender of up to $20 million for working capital and other expenditures for which the Company's $200 million CP Facility is not otherwise available. Under the Revolving Facility, Onyx may (subject to borrowing base availability) borrow and repay during the two-year revolving period up to $20 million based on the following collateral-based formula: up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables of the securitizations deemed eligible by the lenders or up to 80% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model. The Revolving Facility contains affirmative, negative and financial covenants typical of such credit facilities.

     Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the forward sale of U.S. Treasury securities or use of a pre-funding structure for its securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

     Securitization. Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuation. In October 1994, the Company commenced a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated, asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $405.5 million in 1996.

     The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase contracts, thereby creating availability for the purchase of additional Contracts. Since 1994, the Company securitized $639.1 million of its Contracts in seven separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor trust which issued pass-through certificates in an amount equal to the aggregate principal balance of the Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty issued by CapMAC, which issues a surety bond (the "Surety Bond") insuring the payment of principal and interest due on the asset-backed securities. Additionally, a spread account is created which provides a source of cash to cover shortfalls in collections and to reimburse CapMAC for claims made, if any, under the surety bonds issued with respect to the Company's securitizations.

     The spread account is generally funded with an initial cash deposit made by the Company either from working capital or from an advance under the Revolving Facility or from the purchase of a surety bond, and thereafter, with interest collected on the Contracts that exceeds the interest payable to holders of the certificates, the monthly servicing fees and certain other amounts. Funds are withdrawn from the spread account to cover any shortfalls in amounts payable on the asset-backed securities or to reimburse CapMAC for draws on the surety bond. The Company is entitled to receive future servicing cash flows from the spread account to the extent the amounts deposited exceed predetermined required minimum levels. After such levels are reached, the future servicing cash flows are distributed to the Company in the absence of a default.

     The Company receives servicing fees for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to the future servicing cash flows. Generally, the Company sells the Contracts at face value and without recourse, except that certain representations and warranties with respect to the Contracts are provided by Onyx as the servicer and Onyx Acceptance Financial Corporation ("OAFC") as the seller to the trust.

     Gains on sale of Contracts in securitizations provide a significant portion of the Company's revenues. Several factors affect the Company's ability to complete securitizations of its Contracts, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of Contracts and the Company's ability to obtain credit enhancement.

     In order to commence its public securitizations, the Company appointed Merrill Lynch in May 1994 as exclusive lead manager for any securitization for the period ending December 31, 1996. No such exclusive arrangement is in place for 1997.

GOVERNMENT REGULATION

     The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations. The Company is required to comply with the laws of those states in which it conducts operations.

     Consumer Protection Laws. Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state's adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code (the "UCC") and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contracts obligors) on the basis of race, color, sex, age (provided the applicant has the capacity to contract) marital status, religion, national origin, the fact that all or part of the applicant's income derives from a public assistance program, or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The rules of the Federal Trade Commission (the "FTC") limit the types of property a creditor may accept as collateral to secure a consumer loan and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the FTC's rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's guide which explains any applicable warranty coverage for such vehicles. Also, some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, these provisions could affect the Company's ability to enforce Contracts it purchases.

EMPLOYEES

     The Company employs personnel experienced in all areas of loan originations, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal crossover of duties. At December 31, 1996, the Company had 221 full-time employees, none of whom were covered by collective bargaining agreements. The Company believes it has good relationships with its employees.

                                  RISK FACTORS

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements which involve risk and uncertainties, including but not limited to credit, economic, competitive, governmental and financial factors affecting the Company's operations, markets, financial products, and services and other factors discussed in the Company's filings with the Securities and Exchange Commission.

     LIQUIDITY. The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire Contracts; (ii) pay dealer participation; (iii) pay securitization costs including cash held in spread accounts; (iv) settle hedge transactions; (v) satisfy working capital requirements; (vi) pay operating expenses; and (vii) pay interest expense. These cash requirements increase as the Company's volume of purchases of Contracts increases. A substantial portion of the Company's revenues in any period is represented by gain on sale of Contracts in such period but the cash underlying such revenues is received over the life of the Contracts. In addition, cash paid by the Company for dealer participation is not recovered at the time of securitizations, but over the life of the Contract. The Company has operated and expects to continue to operate on a negative cash flow basis as long as the volume of Contract purchases continues to grow. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. No assurance can be given, however, that the Company will have access to the capital markets in the future for equity or debt issuances or for securitizations, or that financing through borrowings or other means will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategy. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     DEPENDENCE ON WAREHOUSE FINANCING. The Company depends on warehousing facilities with financial institutions to finance the purchase of Contracts pending securitization. The Company participates in a $200 million asset-backed commercial paper conduit program (the "CP Facility"), of which Capital Markets Assurance Corporation ("CapMAC") is the program manager, to finance 95% of the purchase price of Contracts. The CP Facility expires in September 1999, subject to the requirement that the related liquidity facility provided by certain banks be extended annually. The Company currently has (subject to borrowing base availability) a $20 million secured revolving credit facility (the "Revolving Facility") with an institutional lender for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. The Revolving Facility converts on January 31, 1998 into fully-amortizing two-year term loans maturing in February 2000. The Company's business strategy will require continued availability of financing during the warehousing period. There can be no assurance that such financing will be available to the Company on favorable terms. The inability of the Company to arrange new warehousing credit facilities or to extend its existing credit facilities when they expire would have a material adverse effect on the Company's results of operations and financial condition.

     The continued availability of the CP Facility is subject to, among other things, maintenance of a target net yield, and compliance by the Company with certain financial covenants contained in the sale and servicing agreement between the Company, as seller, and the Company's wholly owned special purpose finance subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), as purchaser. These covenants include a minimum ratio of tangible net worth to total liabilities plus tangible net worth, minimum operating cash flow, minimum amount of Contracts serviced by the Company and minimum cash on hand.

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

     DEPENDENCE ON SECURITIZATION PROGRAM. The Company relies significantly upon securitizations to generate cash proceeds for repayment of its credit facilities and to create availability to purchase additional Contracts. Further, gain on sale of Contracts generated by the Company's securitizations represents a significant portion of the Company's revenues. Several factors affect the Company's ability to complete securitizations of its Contracts, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of Contracts and the Company's ability to obtain credit enhancement. If the Company were unable to profitably securitize a sufficient number of its Contracts in a particular financial reporting period, then the Company's revenues for such period would decline and could result in lower income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase the Company's interest rate risk by increasing the warehousing period for its Contracts. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources," and "Business -- Financing and Sale of Contracts."

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

     The gain on sale of Contracts recognized by the Company in each securitization and the value of the excess servicing receivable in each transaction reflect management's estimated future credit losses and prepayments for the Contracts included in that securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceeded those estimated, the value of the excess servicing receivable would be impaired. The Company periodically reviews its credit loss and prepayment assumptions relative to the performance of the securitized contracts and to market conditions. If necessary, the Company would adjust the value of the excess servicing receivable by making a charge to servicing fee income. However, the Company's results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceeded anticipated levels. Further, any write down of excess servicing receivable would reduce the amount available to the Company under the Revolving Facility, thus requiring the Company to pay down amounts outstanding under the Revolving Facility or provide additional collateral to cure the borrowing base deficiency.

     LOSS OF SERVICING RIGHTS AND SUSPENSION OF FUTURE SERVICING CASH FLOWS. The Company is entitled to receive servicing income only while it acts as servicer under the sale and servicing agreement for Contracts during the warehousing period and under the pooling and servicing agreement for securitized Contracts. Any loss of the servicing rights would have a material adverse effect on the Company's operations and financial condition.

     The Company's right to act as servicer can be terminated by CapMAC, as program manager, upon the occurrence of certain servicer termination events (as defined in the sale and servicing agreement). Servicer termination events include: (i) material misrepresentations or material breaches of warranties or covenants by Onyx or OAFC, including the financial covenants of Onyx contained in the sale and servicing agreement.

     The Company's loss of the servicing rights under the Company's sale and servicing agreement or the pooling and servicing agreements or the occurrence of a trigger event that would block release of future servicing cash flows from the Grantor Trusts' spread accounts would have a material adverse effect on the Company's results of operations and financial condition.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's future operating results depend in significant part upon the continued service of its key senior management personnel, none of whom is bound by an employment agreement. The Company's future operating results also depend in part upon its ability to attract and retain qualified management, technical, and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's results of operations and financial condition. The Company presently maintains a key man life insurance policy on John W. Hall in the amount of $3 million.

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

     THE EFFECT OF ADVERSE ECONOMIC CONDITIONS. The Company is a motor vehicle consumer auto finance company whose activities are dependent upon the sale of motor vehicles. The ability of the Company to continue to acquire Contracts in the markets in which it operates and to expand into additional markets is dependent upon the overall level of sales of new and used motor vehicles in those markets. A prolonged downturn in the sale of new and used motor vehicles, whether nationwide or in the California markets, could have an adverse impact upon the Company, the results of its operations and its ability to implement its business strategy. See "Business -- Competition."

     The automobile industry generally is sensitive to adverse economic conditions both nationwide and regionally in California and the western United States. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle loans. There can be no assurance that such economic conditions will not occur, or that such conditions will not result in such severe reductions in the Company's revenues or cash flows available to the Company to permit the Company to remain current on its credit facilities. See "Risk Factors -- Liquidity."

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

ITEM 2. PROPERTIES

     The Company did not own any real property at December 31, 1996. The Company's headquarters are located in Irvine, California. The Company also leases office space for its nine Auto Finance Centers.

ITEM 3. LITIGATION

     The Company is currently not a party to any material litigation, although it is involved from time to time in routine litigation incident to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the NASDAQ under the symbol "ONYX". The following table provides quarterly high and low sales closing prices for the Company's Common Stock from the initiation of trading on March 26, 1996 to the year ended December 31, 1996.

                                 1996                               HIGH         LOW
        -------------------------------------------------------    ------       ------
        First quarter..........................................    $14.00       $12.75
        Second quarter.........................................    $19.00       $14.00
        Third quarter..........................................    $15.00       $10.50
        Fourth quarter.........................................    $11.50       $ 7.63

     At March 14, 1997, there were approximately 690 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings for its business and does not anticipate declaring or paying any dividends on the Common Stock in the foreseeable future. In addition, the Company's ability to declare or pay dividends is restricted by the terms of the credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1994, 1995, and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements and the notes thereto.

                                                                                      FOR THE YEARS ENDED
                                                                                          DECEMBER 31
                                                                          --------------------------------------------
                                                                           1993       1994         1995         1996
                                                                          ------     -------     --------     --------
                                                                                  (DOLLARS IN THOUSANDS EXCEPT
                                                                                     FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net interest income.................................................    $    9     $ 1,311     $  2,225     $  4,140
  Servicing fee income................................................         0         269        1,381        2,952
  Gain on sale of contracts...........................................         0         515        2,012       18,128
                                                                          ------     -------     --------     --------
  Total revenues......................................................         9       2,095        5,618       25,220
                                                                          ------     -------     --------     --------
  Provision for credit losses.........................................         0         208          465          266
  Operating expenses..................................................       734       5,392        8,340       15,394
                                                                          ------     -------     --------     --------
  Total expenses......................................................       734       5,600        8,805       15,660
                                                                          ------     -------     --------     --------
  Income (loss) before income taxes...................................      (725)     (3,505)      (3,187)       7,560
  Income taxes........................................................         0           0            0        1,888
                                                                          ------     -------     --------     --------
  Net income (loss)...................................................    $ (725)    $(3,505)    $ (3,187)    $  7,672
                                                                          ======     =======     ========     ========
  Net income (loss) available to common shareholders..................    $ (725)    $(4,081)    $ (3,763)    $  7,672
                                                                          ======     =======     ========     ========
  Average shares outstanding..........................................       N/A       2,255        2,258        5,700
                                                                          ======     =======     ========     ========
  Net income (loss) per share.........................................       N/A     $ (1.81)    $  (1.67)    $   1.35
                                                                          ======     =======     ========     ========
OPERATING DATA:
  Contracts purchased during the period...............................    $    0     $85,723     $199,397     $319,840
  Number of Contracts purchased during the period.....................         0       7,619       16,571       26,244
  Contracts securitized during the period.............................    $    0     $38,601     $105,000     $405,514
  Number of active dealerships (at end of period).....................         0         380          769        1,471
  Operating expenses as percentage of average Servicing Portfolio
    during the period(1)..............................................       N/A        19.1%         5.9%         4.9%
SELECTED PORTFOLIO DATA:
  Servicing Portfolio (at end of period)..............................    $    0     $74,581     $218,207     $400,665
  Average Servicing Portfolio during the period(1)....................    $    0     $28,291     $141,029     $311,340
  Number of Contracts in Servicing Portfolio (at end of period).......         0       6,893       20,156       38,275
  Weighted average annual percentage rate (at end of period)(2).......         0%      14.01%       15.00%       14.69%
  Delinquencies as a percentage of the dollar amount of Servicing
    Portfolio (at end of period)(4)...................................         0%       0.07%        1.20%        2.03%
  Net charge-offs as a percentage of the average Servicing Portfolio
    during the period(1)..............................................         0%       0.00%        0.37%        1.63%

                                                                                       AS OF DECEMBER 31,
                                                                          --------------------------------------------
                                                                           1993       1994         1995         1996
                                                                          ------     -------     --------     --------
BALANCE SHEET DATA:
  Cash and cash equivalents...........................................    $6,729     $10,252     $  1,623     $    603
  Contracts held for sale(3)..........................................         0      40,313      116,893       12,238
  Excess servicing receivable.........................................         0       2,061        6,182       29,632
  Total assets........................................................     7,517      57,095      136,077       56,677
  Commercial paper....................................................         0      40,850      112,380       10,108
  Revolving credit borrowings.........................................         0           0        9,569        2,500
  Subordinated debt...................................................         0      10,000       10,000            0
  Redeemable Series A Preferred Stock.................................     8,227       8,803        9,379            0
  Stockholders' equity (deficit)......................................      (782)     (4,122)      (7,896)      37,914

---------------
(1) Averages are based on daily balances.

(2) The weighted averages are based on the Contracts outstanding at the end of the period.

(3) Contracts held for sale excludes dealer participation and allowance for credit losses. See Notes 2 and 4 to the Consolidated Financial Statements.

(4) Excludes repossessed inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships within California, Arizona, Washington, Nevada and Oregon and to a lesser extent the origination of motor vehicle loans on a direct basis to consumers in California and Arizona (collectively "the Contracts"). The Company focuses its efforts on acquiring Contracts that are secured by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $604.9 million in Contracts from 1,471 dealerships and has expanded its operations from a single office in Irvine, California to nine Auto Finance Centers serving California, Arizona, Washington, Nevada and Oregon.

     The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future servicing cash flows and earns servicing fees from the trusts in the amount of one percent per annum of the outstanding principal balance of the Contracts securitized.

     The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past three fiscal years.

                         SELECTED FINANCIAL INFORMATION

                                                                    FOR THE YEARS ENDED
                                                       ----------------------------------------------
                                                       DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                           1994             1995             1996
                                                       ------------     ------------     ------------
                                                                   (DOLLARS IN THOUSANDS)
Contracts purchased during year......................    $ 85,723         $199,397         $319,840
Average monthly purchases during the year............       7,144           16,616           26,653
Gain on sale of Contracts............................         515            2,012           18,128
Total revenue(1).....................................       2,095            5,618           25,220
Contracts securitized during the year................      38,601          105,000          405,514
Servicing Portfolio at period end....................      74,581          218,207          400,665

---------------

(1) Total revenue is comprised of net interest income, servicing fee income and gain on sale of contracts.

  Contracts Purchased and Servicing Portfolio

     Since its inception, the Company has experienced significant growth in its purchased volume of Contracts. Acquisition volume for the year ended December 31, 1996 was $319.8 million compared to $199.4 million for the year ended December 31, 1995, representing an increase of 60% from 1995 to 1996. This growth in acquisition volume is attributable primarily to the opening of four additional Auto Finance Centers during 1996 bringing the total to nine Auto Finance Centers.

     The Company's increase in Contract acquisition volume has resulted in an increase in the Company's servicing portfolio. The servicing portfolio at December 31, 1996 was $400.7 million compared to $218.2 million at December 31, 1995, representing an increase of 83.6% for 1996.

  Net Interest Income

     Net interest income is primarily the difference between the rate earned on Contracts held on the balance sheet prior to securitization and the interest costs associated with the Company's borrowings to finance the warehousing of such Contracts. The following table illustrates the average rate earned on Contracts, the average rate paid on borrowings and the corresponding net interest rate spread.

                            NET INTEREST RATE SPREAD

                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                              1994        1995        1996
                                                              -----       -----       -----
    Yield on Contracts(1)...................................  13.57%      14.22%      13.66%
    Cost of borrowings......................................   6.53%       7.13%       7.14%
    Net interest rate spread................................   7.04%       7.09%       6.52%

---------------

(1) The yield on Contracts is net of Dealer Participation amortized expenses.

  Gain on Sale of Contracts

     The Company computes a gain on sale with respect to contracts securitized based on the present value of the estimated future excess cash flows to be received from such contracts using a market discount rate. Gain on sale is recorded as excess servicing receivable on the balance sheet and is amortized against servicing income over the life of the contracts. The gain recorded in the income statement is adjusted for prepaid dealer commissions, issuance costs and the effect of hedging activities.

     The Company recorded gains on sale of Contracts of $18.1 million on the sale of $405.5 million of Contracts in 1996 for its securitizations. The gain on sale of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts. The following table illustrates the net interest rate spread for each of the Company's securitizations:

                                                          SECURITIZATION TRANSACTIONS
                                  ---------------------------------------------------------------------------
                                                REMAINING     WEIGHTED
                                                BALANCE AT     AVERAGE
                                  ORIGINAL     DECEMBER 31,   CONTRACT    CERTIFICATE     GROSS        NET
         SECURITIZATION           BALANCE          1996         RATE         RATE       SPREAD(1)   SPREAD(2)
--------------------------------  --------     ------------   ---------   -----------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
1994-1 Grantor Trust............  $ 38,601       $ 11,733       13.75%        6.90%        6.85%       1.32%
1995-1 Grantor Trust............   105,000         46,847       14.94         7.00         7.94        1.07
1996-1 Grantor Trust............   100,500         64,857       15.07         5.40         9.67        3.07
1996-2 Grantor Trust............    85,013         65,449       14.84         6.40         8.44        2.98
1996-3 Grantor Trust............   120,000        106,535       14.54         6.45         8.09        2.54
1996-4 Grantor Trust............   100,000         93,007       14.80         6.20         8.60        2.63
                                  --------       --------
Total...........................  $549,114       $388,428
                                  ========       ========

---------------

(1) Difference between weighted average Contract rate and certificate rate.

(2) Difference between weighted average Contract rate and certificate rate, net of underwriting costs, other issuance costs, servicing fees, ongoing surety bond premiums and trustee fees, and the hedging gain or loss.

  Servicing Fee Income

     Contractual servicing is earned at a rate of 1.0% per annum on the outstanding balance of contracts securitized and is consistent with industry standards. Excess servicing income is dependent upon the average excess spread on the contracts sold and the performance of the contracts. Servicing fee income is related to the size of the serviced portfolio.

RESULTS OF OPERATIONS

  Years Ended December 31, 1996, 1995 and 1994

     Net Interest Income. Net interest income increased by 86% to $4.1 million for the year ended December 31, 1996 from $2.2 million for the year ended December 31, 1995 from $1.3 million for the year ended December 31, 1994. The increase is primarily attributable to an increase in the average amount of Contracts held for sale from $21.9 million for the year ended December 31, 1994 to $54.2 million for the year ended December 31, 1995, to $81.8 million for the year ended December 31, 1996, an increase of 147% and 50.9%, respectively. This increase in average Contracts held for sale during 1996 and 1995 increased the interest income that Onyx earned during the warehousing period, and, as a result, increased net interest income. The increase in interest income was partially offset by increases in the Company's weighted average cost of borrowings, from 6.53% in 1994 to 7.13% in 1995 to 7.14% in 1996, an increase of 9.2% and 0.1%, respectively.

     Provision for Credit Losses. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held on balance sheet or by the reduction of Contracts held on balance sheet. The level of the allowance is determined based principally on the outstanding balance of Contracts held on balance sheet, pending sales of Contracts and historical loss trends. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculations of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio.

     Gain on Sale of Contracts. The Company completed four securitizations totaling $405.5 million during the year ended December 31, 1996, resulting in gains on sale of Contracts of $18.1 million. The Company completed a $38.6 million securitization during the year ended December 31, 1994, resulting in a gain on sale of Contracts of $515,000 and a $105 million securitization in 1995 with a gain on sale of Contracts $2.0 million.

     Servicing Fee Income. Servicing fee income increased to $3.0 million for the year ended December 31, 1996 from $1,381,000 for the year ended December 31, 1995 and $269,000 for the year ended December 31, 1994. The increase was attributable to a significant increase in the size of the average servicing portfolio. For the year ended December 31, 1996, the size of the average servicing portfolio increased to $311.3 million from $141.0 million and $28.3 million for the same period in 1995 and 1994.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $8.5 million during the year ended December 31, 1996, compared to $5.1 million and $3.4 million for the years ended December 31, 1995 and 1994. In order to support the growth of its operations and the servicing portfolio, the Company hired 144 employees during 1996. The number of employees increased from 50 at December 31, 1994 to 77 at December 31, 1995 to 221 at December 31, 1996.

     Other Operating Expenses. Other operating expenses increased to $6.8 million at December 31, 1996 from $3.2 million for the year ended December 31, 1995 and $2.0 million for the same period ended December 1994. The majority of increases are due to the growth of the average servicing portfolio from $28.3 million to $141.0 million and $311.3 million at December 31, 1994, 1995 and 1996, respectively. Additionally, the Company opened four Auto Finance Centers during the year ended December 31, 1996.

  Income Taxes

     The Company files federal and certain state tax returns as part of a consolidated group that includes the Onyx and OAFC. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 25% in 1996 due to the utilization of net operating losses. Management expects the effective tax rate to increase in 1997 as a result of the utilization of the majority of the net operating losses.

     Net Income. The Company had net income of $7.7 million for the year ended December 31, 1996 compared to losses of $3.2 million and $3.5 million for the years ended December 31, 1995 and 1994. The increase in the net income is primarily attributable to increases in gain on sale of Contracts and the reduction in operating expenses as a percentage of outstanding balance of the average servicing portfolio.

FINANCIAL CONDITION

  Contracts Held for Sale

     Contracts held for sale totaled $12.2 million at December 31, 1996 compared to $116.9 million at December 31, 1995. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company's securitizations. The decline in the value of Contracts held for sale from 1995 to 1996 is primarily attributable to the Company's increased securitization pace in 1996. Onyx securitizes Contracts on a regular basis. See Notes 4 to the Company's Consolidated Financial Statements for Contracts held for sale and allowance for credit losses.

  Trust Receivable

     At the time a securitization closes, the Company is required to establish spread accounts in connection with each securitization. Depending on the securitization structure, the Company may be required to deposit cash into the spread account. The future servicing cash flows generated by Contracts sold to each trust are deposited into the related spread account and are ultimately paid to the Company after the related spread account reaches a predetermined funding level. Trust receivable represents funds due to the Company but not yet disbursed from the spread accounts, because of the restrictions imposed by the terms of the securitizations. Trust receivable at December 31, 1994 was $1 million. Trust receivable at December 31, 1995 was $6.2 million. Trust receivable at December 31, 1996 was $10.1 million. This 62.7% increase is a result of the increase in total Contracts securitized and outstanding.

  Excess Servicing Receivable

     Excess servicing receivable consists of the estimated present value of future servicing cash flows from related securitizations. Future servicing cash flows are computed by taking into account certain assumptions principally regarding prepayments, losses and servicing costs. These cash flows are then discounted at a market-based rate. The balance is then amortized against actual servicing fee income on a monthly basis. The following table provides historical data regarding the excess servicing receivable.

                          EXCESS SERVICING RECEIVABLE

                                                             FOR THE YEARS ENDED DECEMBER
                                                                          31,
                                                            -------------------------------
                                                             1994       1995         1996
                                                            ------     -------     --------
                                                                (DOLLARS IN THOUSANDS)
    Beginning balance...................................    $    0     $ 2,061     $  6,182
    Additions...........................................     2,532       8,718       35,870
    Amortization........................................      (471)     (4,597)     (12,420)
                                                            ------     -------     --------
    Ending balance......................................    $2,061     $ 6,182     $ 29,632
                                                            ======     =======     ========

  Asset Quality

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At December 31, 1996, delinquencies for the servicing portfolio represented 2.03% of the amount of Contracts in its servicing portfolio compared to 1.20% at December 31, 1995. Net charge-offs as a percentage of the average servicing portfolio were 1.63% for the period ended December 31, 1996 compared to 0.37% for the period ended December 31, 1995. The levels of delinquencies and loan losses have increased due to the continued seasoning of the Company's auto portfolio and have remained at higher than expected levels due to the continued recognition of loan losses on contracts purchased from certain used car dealerships, primarily out of the Company's North Hollywood office. The North Hollywood Auto Finance Center had a significant concentration of used car dealers and the performance of the Contracts purchased from those dealers has not been in line with management objectives.

     To address performance issues at this Center, management has reunderwritten all independent used car dealers that have relationships with the Company and as a result, has ceased doing business with a number of used car dealers, especially in the North Hollywood office. Management further enhanced the credit review process by creating the position of Chief Credit Officer and by increasing staffing in the credit review department. This department continues to audit contracts within a few days after funding. The results of the audits are communicated back to the originating office on a daily basis. In addition, during the fourth quarter of 1996 management further enhanced the collections process by centralizing collections at Onyx's Irvine headquarters and hiring a manager with over 25 years of collections experience to head the department. Collections were previously handled at Onyx's nine Auto Finance Centers, each of which was responsible for collections in certain geographic areas. Centralized collections is intended to reduce cost and enhance effectiveness by enabling personnel to specialize in specific stages of the collections process, rather than focusing on specific geographic areas. For example, a collections officer previously working at a regional Auto Finance Center might have focused on a particular geographic region and covered all stages of collections (e.g., from delinquencies through bankruptcies). In the centralized collections operation, this officer might cover all geographic areas, but focus on a particular stage of collections (e.g., 60-day delinquencies).

     Management has also increased its on and off balance sheet reserves from 1.16% at December 31, 1994 to 1.24% at December 31, 1995 to 2.12% at December 31, 1996 of the serviced portfolio. Off balance sheet reserves are those reserves established within the separate financial statements of the grantor trusts in connection with securitized loans.

                 DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                           1994                 1995                 1996
                                      ---------------    ------------------    -----------------
                                      AMOUNT     NO.      AMOUNT      NO.       AMOUNT     NO.
                                      -------   -----    --------   -------    --------   ------
                                                        (DOLLARS IN THOUSANDS)
    Servicing Portfolio.............  $74,581   6,893    $218,207    20,156    $400,665   38,275
    Delinquencies(1)(2)
      30-59 days....................       15       2       1,608       153       5,022      478
      60-89 days....................       27       4         470        35       1,816      162
      90+ days......................       12       1         547        42       1,279      111
    Total delinquencies as a percent
      of Servicing Portfolio........     0.07%   0.10%       1.20%     1.14%       2.03%    1.96%

---------------

(1) Delinquencies include principal amounts only, net of repossessed inventory.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                  LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           1994         1995         1996
                                                          -------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Number of Contracts.................................    6,893       20,156       38,275
    Period end Servicing Portfolio......................  $74,581     $218,207     $400,665
    Average Servicing Portfolio(1)......................  $28,291     $141,029     $311,340
    Number of gross charge-offs.........................        0          197          987
    Gross charge-offs...................................  $     0     $  548.2     $5,789.2
    Net charge-offs(2)..................................  $     0     $  528.6     $5,066.1
    Net charge-offs as a percent of average Servicing
      Portfolio.........................................      0.0         0.37         1.63
    On and off balance sheet reserves as a percent of
      Period end Serviced Portfolio.....................     1.16%        1.24%        2.12%

---------------

(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payment of dealer participation; (iii) securitization costs, including cash held in spread accounts; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) net interest income during the warehousing period; (ii) contractual servicing fees; (iii) future servicing cash flows; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its Credit Facilities. These sources can provide capital to fund expansion of the Company's Contract purchasing and servicing capabilities.

     Cash provided by operating activities was $90.3 million for the year ended December 31, 1996, compared to $88.9 million used for the year ended December 31, 1995. The principal reason for the increase in cash in the Company's operating activities was the increase in the securitizations during the year. Proceeds from 1996 securitizations totaled $405.5 million, compared to $105 million in 1995. This increase in the proceeds from securitizations was partially offset in 1996 with an increase in the purchases of contracts during the year. Contract volume increased to $319.8 million in 1996 compared to $199.4 million in 1995, an increase of 60%.

     Cash used in investing activities increased to $804,587 in the year ended December 31, 1996 from $287,631 and $0 in the years ended December 31, 1995 and 1994 respectively. This increase was a result from higher capital expenditures by the Company, principally in the purchase of furniture and equipment, in connection with the Company's expansion.

     Cash used in financing activities was $90.5 million for the year ended December 31, 1996, compared to $80.6 million and $51.5 million provided for the years ended December 31, 1995 and 1994. This decrease was primarily the result of the paydown of the Revolving Facility, subordinated debt, and CP Facility.

     The Company's wholly owned special purpose subsidiary, OAFC, is party to a $200 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by Capital Markets Assurance Corporation ("CapMAC") and is currently rated A-1/P1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively (such ratings are not recommendations to invest and are subject to change). This facility provides funds to purchase Contracts. The advance rate to OAFC is 95% of adjusted eligible principal balance of each Contract and is subject to reduction by CapMAC if the net yield on OAFC's Contract portfolio falls below a target net yield. The remaining 5% of the purchase price of the Contracts generally is funded either from net interest income earned by OAFC or by a subordinated secured note by OAFC in favor of Onyx, which Onyx has pledged to secure its obligations under the Revolving Facility described below. Since the CP Facility is commercial paper based, the Company has the ability to manage its interest rate exposure during the warehouse period between origination and securitization by determining the maturities (one to 270 days) of its commercial paper borrowings.

     Upon the occurrence of a wind-down event (as defined in the CP Facility documents), no further borrowings by OAFC from Triple-A will be permitted and all collections on the Contracts included in the borrowing base are distributed in substantially the same manner as before the wind-down event except that all outstanding Triple-A advances must be repaid before any amounts can be paid to the subordinated note holder or OAFC. Unless earlier terminated upon the occurrence of a wind-down event, the CP Facility matures in September 1999, subject to the requirement that the liquidity facility provided by certain banks to Triple-A be extended annually. After maturity in September 1999, the CP Facility is subject to annual renewals upon mutual consent of the parties.

     Additionally, the Company has a secured revolving line of credit with an institutional lender (the "Revolving Facility")of up to $20 million for working capital and other expenditures for which the Company's $200 million CP Facility is not otherwise available. Under the Revolving Facility, Onyx may (subject to borrowing base availability) borrow and repay during the two-year revolving period up to $20 million based on the following collateral-based formula: up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables for the securitizations deemed eligible by the lenders or 80% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model. Advances bear interest at
 1/4% over the lenders' prime rate. The Company's obligations under the Revolving Facility are secured by a blanket lien on the Company's assets. The Revolving Facility contains affirmative, negative and financial covenants and other provisions typical of such credit facilities. The Revolving Facility converts from revolving loans to fully-amortizing two-year term loans on January 31, 1998 or, if earlier, upon the occurrence of certain "Credit Triggers."

SECURITIZATIONS

     In 1994, the Company commenced a securitization program that involves selling interests in pools of its Contracts to investors through the issuance of AAA/Aaa rated, asset-backed securities. Management's experience in this area dates back to 1985. The Company believes that experience coupled with the quality of Contracts acquired and the Company's management information systems were instrumental in the Company successfully completing a $38.6 million AAA/Aaa rated publicly underwritten Securitization in October 1994, nine months after starting operations. The Company successfully completed its second AAA/Aaa rated publicly underwritten securitizations in April 1995 totaling $105 million and completed four securitizations in 1996 totaling $405.5 million and one securitization in the first quarter of 1997 in the amount of $90 million. The April 1995 and December 1996 transactions utilized a pre-funding structure.

     These ongoing periodic securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The net proceeds of these securitizations are generally used to pay down outstanding loans under the Company's CP Facility, thereby creating availability for the acquisition of additional Contracts. In each of its securitizations, the Company sells its Contracts from OAFC to a newly formed grantor trust. The trust in turn issues interest-bearing certificates to investors in an amount equal to the aggregate principal balance of the Contracts. Purchasers of the certificates backed by Contracts receive a fixed rate of interest established at the time of the sale.

INTEREST RATE EXPOSURE AND HEDGING

     The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure during the warehousing period. See "Risk Factors -- Interest Rate Risk."

     The Company has the ability to move rates upward in response to rising borrowing costs because the Company currently does not originate loans near the maximum rates permitted by law. Further, the Company employs a hedging strategy which primarily includes the use of two-year Treasury securities forward agreements. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. The market value of these hedges responds inversely to the market value changes of the underlying two-year Treasury rate. Because of this inverse relationship, the Company can effectively lock in its gross interest rate spread at the time the hedge transaction is entered into. Gains and losses relative to these hedges are recognized in full at the time of securitization as an adjustment to the gain on sale of the Contracts. The Company has only used counterparties with investment grade debt ratings from national rating agencies for its hedging transactions.

     Management monitors the Company's hedging activities on a frequent basis to ensure that the value of hedges, their correlation to the Contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The Company's hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company's gain on sales of Contracts and results of operations could be adversely affected. The amount and timing of hedging transactions are determined by senior management based upon the amount of Contracts purchased and the interest rate environment. Senior management currently expects to hedge substantially all of its Contracts pending securitization.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.

     The Company will adopt FAS 125 during the first quarter of 1997 and does not believe that this statement will have a material effect on the statement of financial position or operations.

FORWARD LOOKING INFORMATION

     The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth in this Annual Report on Form 10-K constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and schedules, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and officers of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" and "Management" in the Proxy Statement for the Annual Meeting of Shareholders currently expected to be held May 22, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the descriptions set forth under the caption "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS:

     The Company's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                                        PAGE
                                                                                        ----
Report of Independent Accounts......................................................... F-2
Consolidated Statements of Financial Condition as of December 31, 1996 and 1995........ F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and
  1994................................................................................. F-4
Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity
  (Deficit) for the years December 31, 1996, 1995 and 1994............................. F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994................................................................................. F-6
Notes to Consolidated Financial Statements............................................. F-7

     (A) EXHIBITS

          The following Exhibits are attached hereto and incorporated herein by reference.

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

   *10.78     1996-1 Spread Account Trust Agreement between Onyx Acceptance Financial
              Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.
   *10.79     1995-1 Spread Account Trust Agreement between Onyx Acceptance Financial
              Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.
   *10.80     1995-1 Purchase Agreement between Onyx Acceptance Corporation and Onyx
              Acceptance Financial Corporation dated as of February 6, 1996.
   *10.81     1994-1 Spread Account Trust Agreement between Onyx Acceptance Financial
              Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.
   *10.82     1994-1 Purchase Agreement between Onyx Acceptance Corporation and Onyx
              Acceptance Financial Corporation dated as of February 6, 1996.
   *10.83     Form of Dealer Agreement Non-Recourse (U) between Dealership and Onyx
              Acceptance Corporation.
   *10.84     Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx
              Acceptance Corporation.
   *10.85     1996 Stock Option/Stock Issuance Plan.
  **10.86     1996-2 Pooling and Servicing Agreement between Onyx Acceptance Financial
              Corporation, Onyx Acceptance Corporation and Bankers Trust Company of New York
              dated May 17, 1996.
  **10.87     1996-2 Spread Account Trust Agreement between Onyx Acceptance Financial
              Corporation and Bankers Trust (Delaware) dated as of May 17, 1996.
  **10.88     Underwriting Agreement between Onyx Acceptance Financial Corporation and
              Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated May 10, 1996.
 ***10.89     1996-3 Pooling and Servicing Agreement between Onyx Acceptance Financial
              Corporation, Onyx Acceptance Corporation and Bankers Trust Company of New York
              dated September 17, 1996.
 ***10.90     1996-3 Spread Account Trust Agreement between Onyx Acceptance Financial
              Corporation and Bankers Trust (Delaware) dated as of September 17, 1996.
 ***10.91     Underwriting Agreement between Onyx Acceptance Financial Corporation and
              Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated September 13, 1996.
****10.92     1996-4 Pooling and Servicing Agreement between Onyx Acceptance Financial
              Corporation, Onyx Acceptance Corporation and Bankers Trust Company of New York
              dated December 23, 1996.
****10.93     1996-4 Spread Account Trust Agreement between Onyx Acceptance Financial
              Corporation and Bankers Trust (Delaware) dated as of December 23, 1996.
****10.94     Underwriting Agreement between Onyx Acceptance Financial Corporation and
              Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated December 16, 1996.
     11.1     Computation of Earnings Per Share.
     21.1     Subsidiaries of the Registrant.

---------------
   * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680).

  ** Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-4220).

 *** Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-10461).

**** Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-22301).

  (a)(3) FINANCIAL STATEMENT SCHEDULES

     All such schedules as are required are included herein. See Exhibit 11.1.

  (b) EXHIBITS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONYX ACCEPTANCE CORPORATION

                                          By:        /s/ JOHN W. HALL
                                            ------------------------------------
                                            John W. Hall
                                            President and
                                            (Principal Executive Officer)

                                          By:        /s/ DON P. DUFFY
                                            ------------------------------------
                                            Don P. Duffy
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

               SIGNATURE                                 TITLE                       DATE
----------------------------------------  -----------------------------------  ----------------

         /s/ THOMAS C. STICKEL            Chairman of the Board of Directors     March 25, 1997
----------------------------------------
           Thomas C. Stickel

            /s/ JOHN W. HALL              President, Chief Executive Officer     March 25, 1997
----------------------------------------  and Director
              John W. Hall

          /s/ BRUCE R. HALLETT            Secretary and Director                 March 25, 1997
----------------------------------------
            Bruce R. Hallett

           /s/ ROBERT A. HOFF             Director                               March 25, 1997
----------------------------------------
             Robert A. Hoff

         /s/ G. BRADFORD JONES            Director                               March 25, 1997
----------------------------------------
           G. Bradford Jones

            /s/ DON P. DUFFY              Executive Vice President and Chief     March 25, 1997
----------------------------------------  Financial Officer, Director
              Don P. Duffy

                          ONYX ACCEPTANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................  F-2
Consolidated Financial Statements
  Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.....  F-3
  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.........................................................................  F-4
  Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity
     (Deficit) for the years ended December 31, 1996, 1995 and 1994...................  F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.........................................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Onyx Acceptance Corporation

     We have audited the accompanying consolidated statements of financial condition of Onyx Acceptance Corporation and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996 and the financial statement schedule included as Exhibit 11.1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Acceptance Corporation and its subsidiary as of December 31, 1996 and 1995, the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Newport Beach, California
January 31, 1997

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                      1996             1995
                                                                   -----------     ------------
ASSETS
  Cash and cash equivalents....................................    $   603,028     $  1,622,713
  Contracts held for sale (net of allowance)...................     12,562,073      120,215,434
  Trust receivable.............................................     10,105,690        6,208,617
  Excess servicing receivable (net of amortization)............     29,632,039        6,181,518
  Furniture and equipment (net of accumulated depreciation)....      1,327,200          872,713
  Other assets.................................................      2,446,923          975,846
                                                                   -----------     ------------
TOTAL ASSETS...................................................    $56,676,953     $136,076,841
                                                                   ===========     ============

LIABILITIES
  Accounts payable.............................................    $ 2,705,118     $    287,519
  Commercial paper.............................................     10,108,390      112,380,318
  Subordinated debt............................................              0       10,000,000
  Revolving credit borrowing...................................      2,500,000        9,569,218
  Capital lease obligations....................................        542,843          557,955
  Accrued interest payable.....................................         73,161        1,317,515
  Other liabilities............................................      2,833,625          480,864
                                                                   -----------     ------------
TOTAL LIABILITIES..............................................     18,763,137      134,593,389

MANDATORILY REDEEMABLE PREFERRED STOCK
  Par value $.01 per share; Series A;
     authorized 8,863,600 shares;
     issued and outstanding 8,227,349 shares at December 31,
     1995......................................................              0        9,379,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY/(DEFICIT)

  SERIES B PREFERRED STOCK
     Par value $.01 per share; authorized 138,400 shares;
       issued and outstanding 136,365 shares at December 31,
       1995....................................................              0            1,364

  PREFERRED STOCK
     Par value $.01 per share; authorized 3,000,000 shares;
       none issued and outstanding.............................

  COMMON STOCK
     Par value $.01 per share; authorized 15,000,000 shares;
       issued and outstanding 5,904,768 as of December 31, 1996
       and issued and outstanding 2,241,454 shares as of
       December 31, 1995.......................................         59,048           22,415
  ADDITIONAL PAID IN CAPITAL...................................     37,753,725          803,109
  RETAINED EARNINGS (DEFICIT)..................................        101,043       (8,722,613)
                                                                   -----------     ------------
TOTAL EQUITY/(DEFICIT).........................................     37,913,816       (7,895,725)
                                                                   -----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)...........    $56,676,953     $136,076,841
                                                                   ===========     ============

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996           1995           1994
                                                        -----------    -----------    -----------
REVENUES:
  Interest income.....................................  $ 9,354,271    $ 7,707,644    $ 2,964,241
  Investment income...................................      325,885        522,676        167,221
                                                        -----------    -----------    -----------
INTEREST INCOME -- TOTAL..............................    9,680,156      8,230,320      3,131,462
INTEREST EXPENSE......................................    5,539,850      6,005,376      1,820,151
                                                        -----------    -----------    -----------
NET INTEREST INCOME...................................    4,140,306      2,224,944      1,311,311
SERVICING FEE INCOME..................................    2,952,242      1,381,041        268,689
GAIN ON SALE OF CONTRACTS.............................   18,127,956      2,012,365        514,916
                                                        -----------    -----------    -----------
TOTAL REVENUES........................................   25,220,504      5,618,350      2,094,916
                                                        -----------    -----------    -----------

EXPENSES:
  Provision for credit losses.........................      265,802        465,240        208,142
  Salaries and benefits...............................    8,547,815      5,127,005      3,388,190
  Occupancy...........................................      662,634        398,673        298,260
  Depreciation........................................      821,354        688,876        550,451
  General and administrative expenses.................    5,362,382      2,125,602      1,155,257
                                                        -----------    -----------    -----------
TOTAL EXPENSES........................................   15,659,987      8,805,396      5,600,300
                                                        -----------    -----------    -----------
NET INCOME (LOSS) BEFORE INCOME TAXES.................    9,560,517     (3,187,046)    (3,505,384)
INCOME TAXES..........................................    1,888,691              0              0
                                                        -----------    -----------    -----------
NET INCOME (LOSS).....................................  $ 7,671,826    $(3,187,046)   $(3,505,384)
                                                        ===========    ===========    ===========
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS........................................  $ 7,671,826    $(3,762,960)   $ 4,081,298)
                                                        ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK -- PRIMARY
  AND FULLY DILUTED...................................  $      1.35    $     (1.67)   $     (1.81)
                                                        ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.........    5,700,515      2,258,101      2,254,860
                                                        ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)

               MANDATORILY
           REDEEMABLE SERIES A                               SERIES B PREFERRED                                         TOTAL
             PREFERRED STOCK             COMMON STOCK              STOCK                              RETAINED      STOCKHOLDERS'
        -------------------------    --------------------    ------------------     ADDITIONAL        EARNINGS         EQUITY
          SHARES        AMOUNT        SHARES      AMOUNT      SHARES     AMOUNT   PAID IN CAPITAL     (DEFICIT)       (DEFICIT)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
Balance
  at
  December
  31,
  1993...  8,227,349  $ 8,227,349    2,158,779    $21,588           0         0     $    52,458      $  (855,686)    $  (781,640)
  Issuance
    of
    Series
    B
 Preferred
    Stock...                                                  136,365    $1,364         748,636                          750,000
  Issuance
    costs
    on
    Series
    B
    Preferred
    Stock...                                                                                              (8,700)         (8,700)
  Accretion
    of
 Redeemable
Series
    A
    Preferred
    Stock to
    redemption
    price...              575,914                                                                       (575,914)       (575,914)
  Net
  loss...                                                                                             (3,505,384)     (3,505,384)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
Balance
  at
  December
  31,
  1994...  8,227,349    8,803,263    2,158,779     21,588     136,365     1,364         801,094       (4,945,684)     (4,121,638)
  Issuance
    of
    Common
  Stock...                              82,675        827                                 2,015                            2,842
  Issuance
    costs
    on
    Common
    Stock...                                                                                             (13,969)        (13,969)
  Accretion
    of
 Redeemable
    Series
    A
    Preferred
    Stock to
    redemption
    price...              575,914                                                                       (575,914)       (575,914)
  Net
  loss...                                                                                             (3,187,046)     (3,187,046)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
Balance
  at
  December
  31,
  1995...  8,227,349    9,379,177    2,241,454     22,415     136,365     1,364         803,109       (8,722,613)     (7,895,725)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
  Issuance
    of
    Common
  Stock...                           2,908,135     29,081                            32,307,821                       32,336,902
  Conversion
    of
   Preferred
    Stock
Series
  A...  (8,227,349)    (9,379,177)     715,422      7,154                             8,220,195        1,151,830       9,379,179
  Conversion
    of
   Preferred
    Stock
Series
  B...                                  39,757        398    (136,365)   (1,364)            966
  Issuance
  costs...                                                                           (3,578,366)                      (3,578,366)
  Net
  income...                                                                                            7,671,826       7,671,826
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
Balance
  at
  December
  31,
  1996...          0  $         0    5,904,768    $59,048           0    $    0     $37,753,725      $   101,043     $37,913,816
        ==========    ============   =========    ========   =========   ======    ============      ============   ============

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                 1996              1995              1994
                                                             -------------     -------------     -------------
OPERATING ACTIVITIES
  Net Income (loss).......................................   $   7,671,826     $  (3,187,046)    $  (3,505,384)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Amortization of excess servicing...................      12,419,479         4,597,816           471,262
       Provision for credit losses........................         265,802           465,240           208,142
       Depreciation.......................................         821,354           688,876           550,451
       Increase in trust receivable.......................      (3,897,074)       (5,184,314)       (1,024,303)
       Increase in excess servicing receivable............     (35,870,000)       (8,718,596)       (2,532,000)
       (Increase) decrease in other assets................      (1,471,078)          106,304        (1,001,677)
       Increase in accounts payable.......................       2,417,599           158,673            57,632
       Increase (decrease) in accrued interest payable....      (1,244,356)        1,249,453            68,062
       Increase in other liabilities......................       1,766,591             9,002           471,863
  Proceeds from the sale of Contracts held for sale.......     405,513,000       105,000,000        38,601,305
  Purchase of Contracts held for sale.....................    (319,840,214)     (199,397,321)      (85,722,877)
  Principal payments received on Contracts held for
    sale..................................................      21,582,236        18,936,342         6,808,804
  Write-off unamortized participation on sold loans.......      12,582,515         3,485,771         1,270,184
  Payments of participation to dealers (net of chargeback
    collections and amortized expense)....................     (12,449,983)       (7,148,199)       (2,733,952)
                                                             -------------     -------------     -------------
Cash provided by (used in) operating activities...........      90,267,697       (88,937,999)      (48,012,488)
INVESTING ACTIVITIES
  Purchase of furniture and equipment.....................        (804,587)         (287,631)                0
                                                             -------------     -------------     -------------
Cash used in investing activities.........................        (804,587)         (287,631)                0
FINANCING ACTIVITIES
  Proceeds from capital lease financing...................               0                 0           306,956
  Payments on capital leases..............................        (486,369)         (502,978)         (363,250)
  Proceeds from commercial paper issuance.................     273,228,073       628,929,455       224,296,055
  Payments to retire outstanding commercial paper.........    (375,500,000)     (557,399,222)     (183,445,971)
  Proceeds from drawdown on revolving credit borrowings...      16,348,568         9,850,000        44,550,000
  Payments to paydown revolving credit borrowings.........     (23,417,776)         (280,782)      (44,550,000)
  Proceeds (paydown) from subordinated debt...............     (10,000,000)                0        10,000,000
  Payments of stock issuance costs........................      (1,595,837)                0                 0
  Payments for issuance of preferred stock................               0                 0            (8,700)
  Proceeds from exercise of options/warrants..............          17,250                 0                 0
  Proceeds from sale of preferred and common stock........      30,337,128                 0           750,000
  Increase in other loans.................................         586,168                 0                 0
                                                             -------------     -------------     -------------
Cash provided by (used in) financing activities...........     (90,482,795)       80,596,473        51,535,090
                                                             -------------     -------------     -------------
Increase (decrease) in cash and cash equivalents..........      (1,019,685)       (8,629,157)        3,522,602
Cash and cash equivalents at beginning of period..........       1,622,713        10,251,870         6,729,268
                                                             -------------     -------------     -------------
Cash and cash equivalents at end of period................   $     603,028     $   1,622,713     $  10,251,870
                                                             =============     =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash activities:
    Additions to capital leases...........................   $     471,256     $     166,281     $     950,946
    Cash paid for interest................................       6,784,204         4,755,923         1,752,089
    Conversion of preferred stock.........................       9,379,177                --                --

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     Onyx Acceptance Corporation ("Onyx") was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx and its wholly owned special purpose finance subsidiary Onyx Acceptance Financial Corporation ("OAFC") (collectively, the "Company") specialize in the origination, sale and servicing of retail automobile installment loans ("Loans" or "Contracts") originated by automobile dealers in California, Arizona, Washington, Nevada and Oregon. The Company provides an independent source to automobile dealers to finance their customers' purchases of new and used automobiles. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of loan applications.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Onyx and OAFC. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Cash and Cash Equivalents: The Company considers all significant investments with maturity at acquisition of three months or less to be cash equivalents.

     Contracts Held for Sale: Contracts held for sale are stated at the lower of aggregate amortized cost or market. Market is determined based on the estimated value of the loans if securitized and sold.

     The Company defers certain contract origination fees and premiums paid to dealers. The net amount is amortized as an adjustment to the related contracts yield, on the same basis as that used to record income on the Contracts, over the contractual life of the related loans. At the time of sale any remaining amounts are included as part of the computation of the gain on sale of Contracts.

     The Company continues to accrue interest on Contracts until the Contract is charged off which occurs after the Contract is past due 120 days. At the time that the Contract is charged off, all accrued interest is also charged off.

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the Contracts held for sale. The Company stratifies the portfolio by credit type at origination, with each separate risk pool assigned a unique provision rate. This unique provision rate is established by Management using the following criteria; past loan loss experience, current economic conditions, volume, growth and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions for loan losses charged against income. All recoveries on finance receivables previously charged off are credited to the allowance.

     Excess Servicing Receivable: The Company purchases contracts to be sold to investors with servicing rights retained by Onyx. Onyx sells 100% of the contracts and does not retain any residual interest in securitized or sold contracts. Contracts are sold at or near par value with the Company retaining a participation in the future cash flows released by the Grantor Trusts. As of December 31, 1996 the Company is servicing all the Contracts sold to the Grantor Trusts.

     Gains on sales of contracts are determined by the difference between sales proceeds and the cost of the loans or contracts adjusted for the present value of the difference, if any, between the estimated future servicing revenues and normal servicing revenues for those loan sales where servicing is retained by the Company. Premiums resulting from the present value of such excess revenues are amortized over the estimated lives of the contracts.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

     To determine the Excess Servicing Receivable, the future servicing cash flows are first estimated using an assumed rate of prepayment that is intended to be a conservative estimate relative to historical experience and is then discounted at a market rate commensurate with the risk associated with the type of investment. The Excess Servicing Receivable is then reduced by a credit loss provision based upon historical experience and deemed adequate to cover net losses over the life of the Grantor Trust.

     The Company quarterly evaluates the carrying value of the Excess Servicing Receivable on a trust by trust basis for the predominant risk factors of the underlying contracts, including actual prepayment experience and actual loss experience and for changes in economic conditions. An adjustment required to reduce the carrying amount, if appropriate, is charged to servicing income.

     Furniture and Equipment: Furniture and equipment are stated at cost less accumulated depreciation and are depreciated for financial reporting purposes on a straight-line basis over a three year estimated life. Capitalized leased assets are amortized over the lease term.

     Reverse Stock Split: As a result of the initial public offering during 1996 Onyx effected a 3.43 for 1 reverse split of Common Stock. The Common Stock and Additional Paid in Capital of Onyx reported on the Consolidated Statements of Financial Condition have been retroactively adjusted for all reported periods for the reverse stock split. The reverse stock split has also been given effect to the Net Income (Loss) Per Share, Stock Options (Note 11) and Warrants (Note
15).

     Interest and Fee Income: Interest and fee income on Contracts held for sale is determined on a monthly basis using the sum-of-the-months digits method which approximates the effective yield method.

     Income Taxes: The Company utilizes Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the year in deferred tax assets and liabilities. The Company files consolidated federal and state tax returns.

     Net Income Per Share: Net income per common share is based on average number of shares outstanding during 1996 plus the net effect of dilutive warrants and options. The net loss per share in 1995 and 1994 has been calculated in terms of Staff Accounting Bulletin SAB Topic 4-D issued by the Securities and Exchange Commission ("SAB") which requires the net loss attributable to common stockholders to be divided by the number of shares of common stock outstanding, after giving effect to the reverse stock split in 1996, plus the number of warrants and options, calculated using the treasury stock method, issued within a one year period prior to the initial filing of the registration statement relating to the initial public offering, after giving effect to the reverse stock split. Furthermore, as required by the SAB the number of shares of common stock and common stock equivalents has been applied even though the effect of the incremental number of shares with respect to the options and warrants is anti-dilutive. The number of shares of common stock and common stock equivalents so calculated amounted to 2,258,101 in 1995 and 2,254,860 in 1994.

     Derivative Financial Instruments: The Company employs hedging strategies to manage its gross interest rate risk. The hedging strategies include the use of U.S. Treasury securities to manage the interest rate on securitization of the Contracts held for sale.

     The two-year Treasury forward agreements are entered into by the Company in numbers and amounts which generally correspond to the principal amount of future securitization transactions. The market value of these forward agreements responds inversely to the market value change of the underlying Contracts. Because

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY of this inverse relationship, Onyx can effectively lock in its gross interest rate spread at the time the hedge transaction is entered into. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the Gain on Sale of Contracts. The Company is not required to maintain any collateral with respect to its hedging strategies.

     Pervasiveness of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Credit Risk: A majority of the Company's operations are concentrated in California and performance of the Company's Contracts held for sale and excess servicing receivable is sensitive to general economic conditions.

     Stock-based Compensation: Accounting for Stock-Based Compensation ("SFAS 123"), was issued by the Financial Accounting Standards Board in October 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS 123 encourages, but does not require companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123, however, the Company has elected to continue to measure compensation costs as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." See footnote 11 for Pro Forma disclosures of net income (loss) and earnings per share, as if 123 had been adopted.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.

     The Company will adopt FAS 125 during the first quarter of 1997 and does not believe that this statement will have a material effect on the statement of financial position or operations.

RECLASSIFICATION

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to 1996 presentation.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 4 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consist of the following:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                              1996             1995
                                                           -----------     ------------
        Contracts held for sale..........................  $14,539,285     $157,552,745
        Less unearned interest...........................    2,301,207       40,660,123
                                                           -----------     ------------
                                                            12,238,078      116,892,622
        Allowance for credit losses......................      (61,190)        (591,765)
                                                           -----------     ------------
                                                            12,176,888      116,300,857
        Dealer Participation.............................      385,185        3,914,577
                                                           -----------     ------------
        Total............................................  $12,562,073     $120,215,434
                                                           ===========     ============

     At December 31, 1996, contractual maturities of Contracts held for sale were as follows:

        1997............................................................  $    26,341
        1998............................................................      396,556
        1999............................................................      792,387
        2000............................................................    2,405,476
        2001 and thereafter.............................................    8,617,318
                                                                          -----------
                                                                          $12,238,078
                                                                          ===========

     Changes in the allowance for credit losses were as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1996          1995
                                                                ---------     --------
        Balance at beginning of period........................  $ 591,765     $208,142
        Provision for credit losses...........................    265,802      465,240
        Charged-off loans.....................................   (953,582)     (83,297)
        Recoveries............................................    157,205        1,680
                                                                ---------     --------
        Balance at end of period..............................  $  61,190     $591,765
                                                                =========     ========

     The fair value of Contracts held for sale was $13.1 million and $129.5 million at December 31, 1996 and 1995, respectively.

     At December 31, 1995, the Company had entered into two-year Treasury forward agreements with a notional face amount outstanding of $200.0 million with maturities matching the average life of the Contracts being hedged. At December 31, 1995 the Company had deferred losses of $1.7 million relating to these agreements. At December 31, 1996, the Company had similar agreements with a notional face amount outstanding of $75.0 million with deferred losses of $2,000. The latest maturity date being March 18, 1997.

     Included in the Gain on Sale of Contracts for the year ended December 31, 1996 and 1995 is a loss of $2.3 million and a loss of $1.6 million, respectively, arising from hedging activities.

     Contracts serviced by the Company for the benefit of others totaled approximately $388.0 million at December 31, 1996 and $101.0 million at December 31, 1995. These amounts are not reflected in the accompanying consolidated financial statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 5 -- EXCESS SERVICING RECEIVABLE

     The following table presents the balances and activity for excess servicing receivable:

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   1996            1995
                                                               ------------     -----------
    Beginning Balance........................................  $  6,181,518     $ 2,060,738
    Additions................................................    35,870,000       8,718,596
    Amortization.............................................   (12,419,479)     (4,597,816)
                                                               ------------     -----------
    Ending Balance...........................................  $ 29,632,039     $ 6,181,518
                                                               ============     ===========

     The fair value of excess servicing receivable was $29.6 million and $6.2 million at December 31, 1996 and 1995, respectively.

NOTE 6 -- FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                      1996          1995
                                                                   ----------    ----------
    OWNED:
      Office furniture...........................................  $  617,485    $  185,811
      Computer equipment.........................................     726,616       449,338
      Leasehold improvements.....................................     389,425        52,040
                                                                   ----------    ----------
              Total..............................................   1,733,526       687,189
                                                                   ----------    ----------
    CAPITALIZED LEASES:
      Office furniture...........................................     481,768       481,768
      Computer equipment.........................................   1,173,149       683,083
      Leasehold improvements.....................................           0       260,000
                                                                   ----------    ----------
              Total..............................................   1,654,917     1,424,851
                                                                   ----------    ----------
    Total furniture and equipment................................   3,388,443     2,112,040
    Less: accumulated depreciation and amortization..............   2,061,243     1,239,327
                                                                   ----------    ----------
    Furniture and equipment, net.................................  $1,327,200    $  872,713
                                                                   ==========    ==========

NOTE 7 -- COMMERCIAL PAPER

     The Company has a commercial paper facility (the "CP facility") with a financial institution with borrowings outstanding at December 31, 1996 of $10,108,390 and at December 31, 1995 of $112,380,318. Under terms of the agreements the Company is able to borrow 95% of the principal amount of loans purchased. Borrowings under the commercial paper arrangement become due as the principal payments are received or the related automobile loans are sold. The combined amount of credit available to the Company for the purchase of automobile loans under the facility is $200 million. The amount of commercial paper outstanding at any time is collateralized by the Contracts held for sale. These credit arrangements mature on September 7, 1997 and are subject to annual renewal on each anniversary date. The Company is in compliance with certain ratios and other borrowing covenants under the commercial paper arrangements. The fair value of commercial paper was $10.1 million and $112.4 million at December 31, 1996 and 1995 respectively. The commercial paper facility had an average interest rate of 6.69% for the year ended December 31, 1996, 7.62% and 7.16% for the years ended December 31, 1995 and 1994, respectively.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 8 -- SUBORDINATED DEBT

     On November 17, 1994 the Company issued $5.0 million of 12% and $5.0 million of 11 3/4% subordinated debentures, with warrants for common stock, due October 31, 1999. The debentures were paid off at the completion of the initial public offering. The fair value of subordinated debt was $10.0 million at December 31, 1995.

NOTE 9 -- REVOLVING CREDIT BORROWING

     The Company has a secured revolving line of credit with borrowings outstanding of $2.5 million at December 31, 1996 with an institutional lender of up to $20.0 million for working capital and other expenditures for which the $200.0 million CP facility is not available. The Company may borrow and repay the loan during the two-year revolving period with the loan amount determined by a borrower base formula. The formula is a percentage of the Company's excess servicing assets and trust receivables which are collateral for the borrowings. Advances bear interest at 1/4% over the lenders prime rate. The Revolving facility converts from revolving loans to fully-amortizing two-year term loans on January 31, 1998. The Revolving Credit facility had an average interest rate of 8.5% for the year ended December 31, 1996. The fair value of the Revolving Facility was $2.5 million at December 31, 1996. The Company is in compliance with certain ratios and other borrowing covenants under the revolving credit borrowings.

     The Company had a revolving credit facility that allowed the Company to borrow up to $13.5 million. The facility was split into two subfacilities of $3.5 million and $10 million. The first subfacility allowed the Company to borrow 5% of the amount of automobile loans purchased. The first subfacility was collateralized by 5% of the Contracts held for sale. The second subfacility allowed the Company to fund dealer commissions and the initial deposit to fund accounts (spread accounts) required of the Company under securitization agreements. The second subfacility was collateralized by the cash flows released by the spread accounts. The Revolving Credit facility had an average interest rate of 12.93% for the year ended December 31, 1995. The first subfacility revolving credit borrowings agreements was issued warrants for common stock. The warrants are exercisable at a price of $0.01.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company leases furniture, fixtures and equipment under capital leases with terms in excess of one year. The Company leases its office space under operating leases with options to renew. Certain operating lease agreements provide for escalations based on contractual provisions.

     Future minimum lease payments required under capital leases and noncancelable operating leases are as follows as of December 31, 1996:

                                                          CAPITAL LEASES     OPERATING LEASES
                                                          --------------     ----------------
        1997............................................     $334,261           $1,055,647
        1998............................................      211,778              953,986
        1999............................................       65,840              494,085
        2000............................................           --              313,839
        2001 and thereafter.............................           --              158,617
                                                             --------           ----------
             Total......................................      611,879           $2,976,174
                                                                                ==========
        Less amounts representing interest..............       69,036
                                                             --------
        Present value of net minimum lease payments.....     $542,843
                                                             ========

     Rental expenses for premises and equipment amounted to approximately $651,898, $373,000 and $267,000 for the year ended December 31, 1996, 1995, and
1994 respectively.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 11 -- STOCK OPTIONS

     The Company reserved 533,303 shares of Common Stock at December 31, 1995 and 1,133,304 shares of Common Stock at December 31, 1996 for future issuance to certain employees under its incentive stock option plan. The options may be exercised at prices ranging from $0.51 per share to $15.50 per share at any time, in whole or part, within ten years after the date of grant. Reserved, unoptioned shares totaled 159,492 at December 31, 1995 and 485,824 at December 31, 1996. There were 215,633 and 342,866 exercisable stock options at December 31, 1995 and 1996, respectively.

     Stock option activity is summarized as follows:

                                                             SHARES       OPTION PRICE
                                                            --------     ---------------
        Outstanding at December 31, 1994..................   307,517               $0.51
          Issued..........................................    68,044      $0.51 - $13.72
          Exercised.......................................         0
          Cancelled.......................................    (1,750)              $0.51
                                                            --------      --------------
        Outstanding at December 31, 1995..................   373,811      $0.51 - $13.72
          Issued..........................................   444,593      $8.00 - $15.50
          Exercised.......................................   (33,056)              $0.51
          Cancelled.......................................  (137,868)     $0.51 - $15.50
                                                            --------      --------------
        Outstanding at December 31, 1996..................   647,480      $0.51 - $15.50
                                                            ========      ==============

     The Company's purchase right lapses at twenty-five percent upon completion of one year of service and the balance in thirty-six equal monthly installments upon completion of each additional month of service. No options were exercised during the years ended December 31, 1994 and 1995. During the year 1996, 33,056 shares were exercised at a price of $.51 per share.

     Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The company has continued to account for stock-based compensation plans under APB 25. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the weighted-average risk-free interest rate assumptions of 6.0%, volatility factor of the expected market price of the Company's common stock of 0.8 and an option life of four years. Fair value calculations assume no dividends will be paid on the Company's Common Stock. The following table presents the pro forma disclosures required for SFAS 123 as of December 31:

                                                                   1996         1995
                                                                  ------       -------
        Pro forma net income (loss) (dollars in thousands)......  $6,785       $(3,892)
        Pro forma net income (loss) per share...................  $ 1.19       $ (1.72)

NOTE 12 -- REDEEMABLE PREFERRED STOCK

     The Company has reserved 10 million shares of preferred stock and had designated 9 million as Series A Preferred Stock. The shares were subject to a $.06 per share dividend, payable quarterly when and if declared by the Board of Directors. The dividends were not cumulative. The Series A Preferred Stock was subject to holder redemption to be paid out of future earnings in three annual installments beginning January 1, 1999 and each subsequent January until January 1, 2001. The shares were subject to a 7% per year increase from the issue date. The increase accrued at December 31 of each year. The Series A Preferred Stock was converted to Common Stock at the time of the initial public offering.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 13 -- STOCKHOLDER'S EQUITY (DEFICIT)

     The Company had designated 136,000 shares of preferred stock as Series B Preferred Stock. The shares were subject to a $.05 per share dividend payable annually when, as and if declared by the Board of Directors. The dividends are not cumulative. The Series B Preferred Stock was converted into Common Stock upon the initial public offering.

NOTE 14 -- INCOME TAXES

     The following table presents the current and deferred provision (benefit) for federal and state income taxes for the years ended December 31, 1996, 1995 and 1994:

                                                              1996        1995     1994
                                                           ----------     ----     ----
        Current:
          Federal........................................  $  725,801     $  0     $  0
          State..........................................     (20,602)       0      800
                                                           ----------     ----     ----
                                                           $  705,199     $  0     $800
                                                           ==========     ====     ====
        Deferred:
          Federal........................................  $  337,285     $  0     $  0
          State..........................................     846,207        0        0
                                                           ----------     ----     ----
                                                           $1,183,492     $  0     $  0
                                                           ==========     ====     ====

     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 1996, 1995 and 1994:

                                                          1996        1995        1994
                                                         ------      ------      ------
        Statutory regular federal income tax rate
          (benefit)....................................   34.00%     (34.00)%    (34.00)%
        State taxes (net of federal benefit)...........   10.35      (12.59)      (9.04)
        Other..........................................    7.66       (0.79)       0.40
        Change in valuation allowance..................  (32.24)      47.38       42.64
                                                         ------      ------      ------
                                                          19.77%       0.00%       0.00%
                                                         ======      ======      ======

     The components of the deferred income tax asset or (liability) as of December 31, 1996, 1995 and 1994 are as follows:

                                                 1996            1995            1994
                                              -----------     -----------     -----------
        Property and equipment..............  $    36,973     $    39,599     $    42,369
        Accrued liabilities.................       54,715          94,929          22,735
        Capitalized costs...................      171,670         254,071         278,371
        Allowance for credit losses.........       27,719         267,798          94,642
        Gain on sale of Contracts...........   (5,930,396)       (435,625)       (192,278)
        Excess yield........................            0               0         879,336
        Net operating losses................    4,149,362       2,826,223         546,024
        Credit carryover....................       18,211          18,211               0
        State taxes.........................      288,254          16,927           3,565
                                              -----------     -----------     -----------
                                               (1,183,492)      3,082,133       1,674,764
        Valuation allowance.................            0      (3,082,133)     (1,674,764)
                                              -----------     -----------     -----------
                                              $(1,183,492)    $         0     $         0
                                              ===========     ===========     ===========

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

     The Company has no valuation allowance as of December 31, 1996 as the Company is in a defered tax liability position.

     At December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of $10,555,447 and $4,960,266, respectively. The net operating loss carryforwards begin to expire after 2009 and 1999, respectively.

NOTE 15 -- WARRANTS

     At December 31, 1996, the Company had the following warrants outstanding to purchase shares of common stock:

                                      BALANCE                            BALANCE                         BALANCE
                                    OUTSTANDING     NET REDUCTIONS     OUTSTANDING    NET REDUCTIONS   OUTSTANDING
                                         AT               TO                AT              TO              AT
                         EXERCISE   DECEMBER 31,      OUTSTANDING      DECEMBER 31,    OUTSTANDING     DECEMBER 31,
                          PRICE         1994           WARRANTS            1995          WARRANTS          1996
                         --------   ------------   -----------------   ------------   --------------   ------------
Warrants...............   $ 0.03      1,786,858         (82,675)         1,704,183      (1,587,261)       116,922
Warrants...............   $ 0.51        109,891               0            109,891         (25,580)        84,311
Warrants...............   $17.15              0           3,791              3,791               0          3,791
                                      ---------         -------          ---------       ---------        -------
     Total.............               1,175,049         (78,884)         1,096,165        (891,141)       205,024
                                      =========         =======          =========       =========        =======

     At December 31, 1996, all the Company's warrants outstanding to purchase shares of common stock were exercisable.

     During the year ended December 31, 1996 and 1995 warrants of 41,423 and 82,675, respectively, were exercised at a price of $0.03 per share.

NOTE 16 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those investments.

  Commercial Paper and Revolving Credit Borrowing

     The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

  Contracts held for sale

     The fair value of Contracts held for sale is based on the estimated proceeds expected on securitization of the Contracts held for sale.

  Trust Receivable

     The fair value of the Trust Receivable is estimated using discounted cash flow analyses, using interest rates commensurate with the risk associated with the underlying assets of the Grantor Trusts.

  Excess Servicing Receivable

     The carrying amount is accounted for on a historical cost basis which, due to the nature of this financial instrument, approximates fair value.

  Hedging

     The fair value of the Company's outstanding forward agreements are estimated based on current rates offered to the Company for forward agreements with similar terms and conditions.

     The estimated fair values of the Company's financial instruments at December 31, 1996 are as follows:

                                                                         CARRYING     FAIR
                                                                          AMOUNT      VALUE
                                                                         --------     -----
                                                                           (IN MILLIONS)
    Cash and cash equivalents..........................................   $   .6      $  .6
    Contracts held for sale............................................     12.6       13.1
    Trust receivable...................................................     10.1       10.1
    Excess servicing receivable........................................     29.6       29.6
    Commercial paper...................................................     10.1       10.1
    Revolving credit borrowings........................................      2.5        2.5
    Hedging
         Forward agreements............................................      0.5        0.4

NOTE 17 -- RELATED PARTIES

     The Company has notes receivable from certain shareholders in the amount of $350,000. The notes bear interest at 6.66% per annum. Principal and accrued interest are due on December 20, 1997.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 18 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                           --------------------------------------------------------
                                            MARCH 31       JUNE 30        SEPT. 30        DEC. 31
                                           ----------     ----------     -----------     ----------
1996
  Interest income........................  $2,135,353     $2,752,428     $ 2,994,193     $1,798,182
  Interest expense.......................   1,790,268      1,255,688       1,492,629      1,001,264
  Net interest income....................     345,085      1,496,740       1,501,564        796,918
  Provision for credit losses............     (74,894)        49,824         167,963        122,909
  Income before income taxes.............   3,981,858      2,642,299       1,874,294      1,062,064
  Income taxes...........................     782,100        526,591         370,000        210,000
  Net income.............................   3,199,758      2,115,708       1,504,294        852,064
  Net income per common share............  $     0.87     $     0.33     $      0.23     $     0.13

1995
  Interest income........................  $2,233,457     $  369,575     $ 1,868,823     $3,758,465
  Interest expense.......................   1,290,357        969,611       1,220,902      2,504,506
  Net interest income....................     943,100       (620,036)        647,921      1,253,959
  Provision for credit losses............     178,864          4,542          21,286        260,548
  Loss before income taxes...............    (740,857)      (286,829)     (1,198,003)      (961,375)
  Income taxes...........................           0              0               0              0
  Net loss...............................    (740,839)      (286,829)     (1,198,003)      (961,375)
  Net loss per common share..............  $    (0.33)    $    (0.13)    $     (0.53)    $    (0.43)

NOTE 19 -- SUBSEQUENT EVENTS (UNAUDITED)

     Effective March 25, 1997, the Company sold $90 million of Contracts held for sale in a securitization transaction.

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                   PAGE
  ---------   ---------------------------------------------------------------------  ------------
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

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                   PAGE
  ---------   ---------------------------------------------------------------------  ------------
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

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                   PAGE
  ---------   ---------------------------------------------------------------------  ------------
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

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                   PAGE
  ---------   ---------------------------------------------------------------------  ------------
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

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                   PAGE
  ---------   ---------------------------------------------------------------------  ------------
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

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                   PAGE
  ---------   ---------------------------------------------------------------------  ------------
     *10.84   Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx
              Acceptance Corporation.
     *10.85   1996 Stock Option/Stock Issuance Plan.
    **10.86   1996-2 Pooling and Servicing Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and Bankers Trust
              Company of New York dated May 17, 1996.
    **10.87   1996-2 Spread Account Trust Agreement between Onyx Acceptance
              Financial Corporation and Bankers Trust (Delaware) dated as of May
              17, 1996.
    **10.88   Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated May 10,
              1996.
   ***10.89   1996-3 Pooling and Servicing Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and Bankers Trust
              Company of New York dated September 17, 1996.
   ***10.90   1996-3 Spread Account Trust Agreement between Onyx Acceptance
              Financial Corporation and Bankers Trust (Delaware) dated as of
              September 17, 1996.
   ***10.91   Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated
              September 13, 1996.
  ****10.92   1996-4 Pooling and Servicing Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and Bankers Trust
              Company of New York dated December 23, 1996.
  ****10.93   1996-4 Spread Account Trust Agreement between Onyx Acceptance
              Financial Corporation and Bankers Trust (Delaware) dated as of
              December 23, 1996.
  ****10.94   Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated
              December 16, 1997.
       11.1   Computation of Earnings Per Share.
       21.1   Subsidiaries of the Registrant.

---------------

   * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680)

  ** Incorporated by reference from the Company's Registration Statement Form
     S-1 (Registration No. 333-4220)

 *** Incorporated by reference from the Company's Registration Statements on Form S-1 (Registration No. 333-10461)

**** Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-22301)