Form 10-K405/A
period 1996-12-31
ONYX ACCEPTANCE CORP
filed 1997-04-30
CIK 1006614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

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

                          EXCESS SERVICING RECEIVABLE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
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

  (b) EXHIBITS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

               SIGNATURE                                  TITLE                        DATE
----------------------------------------  -------------------------------------  ----------------

         /s/ THOMAS C. STICKEL            Chairman of the Board of Directors       April 29, 1997
----------------------------------------
           Thomas C. Stickel

            /s/ JOHN W. HALL              President, Chief Executive Officer       April 29, 1997
----------------------------------------  and Director
              John W. Hall

          /s/ BRUCE R. HALLETT            Secretary and Director                   April 29, 1997
----------------------------------------
            Bruce R. Hallett

           /s/ ROBERT A. HOFF             Director                                 April 29, 1997
----------------------------------------
             Robert A. Hoff

         /s/ G. BRADFORD JONES            Director                                 April 29, 1997
----------------------------------------
           G. Bradford Jones

            /s/ DON P. DUFFY              Executive Vice President and Chief       April 29, 1997
----------------------------------------  Financial Officer, Director
              Don P. Duffy

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
                                                                   ===========     ============

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996           1995           1994
                                                        -----------    -----------    -----------
REVENUES:
  Interest income.....................................  $ 9,354,271    $ 7,707,644    $ 2,964,241
  Investment income...................................      325,885        522,676        167,221
                                                        -----------    -----------    -----------
INTEREST INCOME -- TOTAL..............................    9,680,156      8,230,320      3,131,462
INTEREST EXPENSE......................................    5,539,850      6,005,376      1,820,151
                                                        -----------    -----------    -----------
NET INTEREST INCOME...................................    4,140,306      2,224,944      1,311,311
SERVICING FEE INCOME..................................    2,952,242      1,381,041        268,689
GAIN ON SALE OF CONTRACTS.............................   18,127,956      2,012,365        514,916
                                                        -----------    -----------    -----------
TOTAL REVENUES........................................   25,220,504      5,618,350      2,094,916
                                                        -----------    -----------    -----------

EXPENSES:
  Provision for credit losses.........................      265,802        465,240        208,142
  Salaries and benefits...............................    8,547,815      5,127,005      3,388,190
  Occupancy...........................................      662,634        398,673        298,260
  Depreciation........................................      821,354        688,876        550,451
  General and administrative expenses.................    5,362,382      2,125,602      1,155,257
                                                        -----------    -----------    -----------
TOTAL EXPENSES........................................   15,659,987      8,805,396      5,600,300
                                                        -----------    -----------    -----------
NET INCOME (LOSS) BEFORE INCOME TAXES.................    9,560,517     (3,187,046)    (3,505,384)
INCOME TAXES..........................................    1,888,691              0              0
                                                        -----------    -----------    -----------
NET INCOME (LOSS).....................................  $ 7,671,826    $(3,187,046)   $(3,505,384)
                                                        ===========    ===========    ===========
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS........................................  $ 7,671,826    $(3,762,960)   $(4,081,298)
                                                        ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK -- PRIMARY
  AND FULLY DILUTED...................................  $      1.35    $     (1.67)   $     (1.81)
                                                        ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.........    5,700,515      2,258,101      2,254,860
                                                        ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)

               MANDATORILY
           REDEEMABLE SERIES A                               SERIES B PREFERRED                                         TOTAL
             PREFERRED STOCK             COMMON STOCK              STOCK                              RETAINED      STOCKHOLDERS'
        -------------------------    --------------------    ------------------     ADDITIONAL        EARNINGS         EQUITY
          SHARES        AMOUNT        SHARES      AMOUNT      SHARES     AMOUNT   PAID IN CAPITAL     (DEFICIT)       (DEFICIT)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
Balance
  at
  December
  31,
  1993...  8,227,349  $ 8,227,349    2,158,779    $21,588           0         0     $    52,458      $  (855,686)    $  (781,640)
  Issuance
    of
    Series
    B
 Preferred
    Stock...                                                  136,365    $1,364         748,636                          750,000
  Issuance
    costs
    on
    Series
    B
    Preferred
    Stock...                                                                                              (8,700)         (8,700)
  Accretion
    of
 Redeemable
Series
    A
    Preferred
    Stock to
    redemption
    price...              575,914                                                                       (575,914)       (575,914)
  Net
  loss...                                                                                             (3,505,384)     (3,505,384)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
Balance
  at
  December
  31,
  1994...  8,227,349    8,803,263    2,158,779     21,588     136,365     1,364         801,094       (4,945,684)     (4,121,638)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
  Issuance
    of
    Common
  Stock...                              82,675        827                                 2,015                            2,842
  Issuance
    costs
    on
    Common
    Stock...                                                                                             (13,969)        (13,969)
  Accretion
    of
 Redeemable
    Series
    A
    Preferred
    Stock to
    redemption
    price...              575,914                                                                       (575,914)       (575,914)
  Net
  loss...                                                                                             (3,187,046)     (3,187,046)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
Balance
  at
  December
  31,
  1995...  8,227,349    9,379,177    2,241,454     22,415     136,365     1,364         803,109       (8,722,613)     (7,895,725)
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
  Issuance
    of
    Common
  Stock...                           2,908,135     29,081                            32,307,821                       32,336,902
  Conversion
    of
   Preferred
    Stock
Series
  A...  (8,227,349)    (9,379,177)     715,422      7,154                             8,220,195        1,151,830       9,379,179
  Conversion
    of
   Preferred
    Stock
Series
  B...                                  39,757        398    (136,365)   (1,364)            966
  Issuance
  costs...                                                                           (3,578,366)                      (3,578,366)
  Net
  income...                                                                                            7,671,826       7,671,826
        ----------    -----------    ---------    -------    --------    ------   ---------------    -----------    -------------
Balance
  at
  December
  31,
  1996...          0  $         0    5,904,768    $59,048           0    $    0     $37,753,725      $   101,043     $37,913,816
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
                                                           ==========     ====     ====

     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 1996, 1995 and 1994:

                                                          1996        1995        1994
                                                         ------      ------      ------
        Statutory regular federal income tax rate
          (benefit)....................................   34.00%     (34.00)%    (34.00)%
        State taxes (net of federal benefit)...........   10.35      (12.59)      (9.04)
        Other..........................................    7.66       (0.79)       0.40
        Change in valuation allowance..................  (32.24)      47.38       42.64
                                                         ------      ------      ------
                                                          19.77%       0.00%       0.00%
                                                         ======      ======      ======

     The components of the deferred income tax asset or (liability) as of December 31, 1996 and 1995 are as follows:

                                                             1996              1995
                                                          -----------       -----------
        Property and equipment..........................  $    36,973       $    39,599
        Accrued liabilities.............................       54,715            94,929
        Capitalized costs...............................      171,670           254,071
        Allowance for credit losses.....................       27,719           267,798
        Gain on sale of Contracts.......................   (5,930,396)         (435,625)
        Excess yield....................................            0                 0
        Net operating losses............................    4,149,362         2,826,223
        Credit carryover................................       18,211            18,211
        State taxes.....................................      288,254            16,927
                                                          -----------       -----------
                                                           (1,183,492)        3,082,133
        Valuation allowance.............................            0        (3,082,133)
                                                          -----------       -----------
                                                          $(1,183,492)      $         0
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

NOTE 15 -- WARRANTS

     At December 31, 1996, the Company had the following warrants outstanding to purchase shares of common stock:

                                      BALANCE                            BALANCE                         BALANCE
                                    OUTSTANDING     NET REDUCTIONS     OUTSTANDING    NET REDUCTIONS   OUTSTANDING
                                         AT               TO                AT              TO              AT
                         EXERCISE   DECEMBER 31,      OUTSTANDING      DECEMBER 31,    OUTSTANDING     DECEMBER 31,
                          PRICE         1994           WARRANTS            1995          WARRANTS          1996
                         --------   ------------   -----------------   ------------   --------------   ------------
Warrants...............   $ 0.03      1,786,858         (82,675)         1,704,183      (1,587,261)       116,922
Warrants...............   $ 0.51        109,891               0            109,891         (25,580)        84,311
Warrants...............   $17.15              0           3,791              3,791               0          3,791
                                      ---------         -------          ---------       ---------        -------
     Total.............               1,896,749         (78,884)         1,817,865       1,612,841        205,024
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