Form 10-Q
period 1997-03-31
ONYX ACCEPTANCE CORP
filed 1997-05-15
CIK 1006614

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

     Commission file number: 28050


                           ONYX ACCEPTANCE CORPORATION

State or other jurisdiction of
incorporation or organization                              (I.R.S. Employer
Delaware                                                   Identification No.)
                                                           33-0577635
Onyx Acceptance Corporation
8001 Irvine Center Drive, 5th Floor
Irvine, Ca. 92618
(714) 450-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---    ---

         As of April 30, 1997, there were 5,700,515 shares of registrant's Common Stock, par value $.01 per share outstanding.

                           ONYX ACCEPTANCE CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
Item 1.     Financial Statements

            Condensed Consolidated Statements of Financial Condition at
              March 31, 1997 (Unaudited) and December 31, 1996 ..............  3
            Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 (Unaudited) and March 31, 1996
              (Unaudited) ...................................................  4
            Consolidated Statements of Cash Flows for the
              three months ended March 31, 1997 (Unaudited),
              and March 31, 1996(Unaudited) .................................  5
            Notes to Consolidated Financial Statements.......................  6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations .....................................  8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K................................. 18

SIGNATURES................................................................... 24

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                      March 31,       December 31,
                                                                        1997              1996
                                                                      -----------      -----------
                                                                      (UNAUDITED)
ASSETS
   CASH & CASH EQUIVALENTS                                            $   435,856      $   603,028
   TRUST RECEIVABLES                                                   14,814,577       10,105,690
   FINANCE RECEIVABLES (Net of allowance)                              41,603,448       12,562,073
   RETAINED INTEREST ON SECURITIZED ASSETS                             31,550,412       29,632,039
   OTHER  ASSETS                                                        6,515,586        3,774,123
                                                                      -----------      -----------

             TOTAL ASSETS                                             $94,919,879      $56,676,953
                                                                      ===========      ===========


LIABILITIES AND EQUITY
   LIABILITIES
      ACCOUNTS PAYABLE                                                  2,616,550        2,705,118
      DEBT                                                             50,474,360       13,151,233
      OTHER LIABILITIES                                                 3,249,735        2,906,786
                                                                      -----------      -----------

             TOTAL LIABILITIES                                         56,340,645       18,763,137

      REDEEMABLE PREFERRED STOCK SERIES A

   EQUITY
      COMMON STOCK
          Par value $.01 per share; authorized 4,373,178 shares;           60,086           59,048
               issued and outstanding 2,241,500 as of
               December 31, 1995 and issued and outstanding
               5,496,633 as of March 31, 1996
      PAID IN CAPITAL                                                  37,805,660       37,753,725
      RETAINED EARNINGS                                                   713,488          101,043
                                                                      -----------      -----------

             TOTAL EQUITY                                              38,579,234       37,913,816
                                                                      -----------      -----------

             TOTAL LIABILITIES AND EQUITY                             $94,919,879      $56,676,953
                                                                      ===========      ===========




      See the accompanying notes to the consolidated financial statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    THREE MONTHS ENDED
                                                          March 31,
                                                    1997            1996
                                                 ----------      -----------
                                                       (unaudited)
Finance Revenue                                  $1,881,992      $ 2,135,353

Interest Expense                                  1,054,909        1,790,268
                                                 ----------      -----------

Net Finance Revenue                                 827,083          345,085

Provision for Credit Losses                         293,270          (74,894)
                                                 ----------      -----------

Net Finance Revenue after Provision
 for Credit Losses                                  533,813          419,978

Gain on Sale of Loans                             3,776,143        5,324,711
Service Fee Income                                2,619,638        1,104,894

Expenses:
    Salaries and Benefits                         3,417,324        1,795,696
    Depreciation                                    201,983          170,398
    Occupancy                                       324,091          122,123
    General and administrative expenses           1,937,752          779,508
                                                 ----------      -----------

Total Expenses                                    5,881,150        2,867,725
                                                 ----------      -----------

Net Income before Taxes                           1,048,444        3,981,858
    Income Taxes                                    436,000          782,100
                                                 ----------      -----------
Net Income after Taxes                           $  612,444      $ 3,199,758
                                                 ==========      ===========

Net Income per share of Common Stock             $     0.10      $      0.87

Weighted average number of shares
of Common Stock and Common Stock
Equivalent outstanding                            6,352,233        3,697,525



      See the accompanying notes to the consolidated financial statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS






                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  1997               1996
                                                                             -------------       -------------
                                                                              (UNAUDITED)         (UNAUDITED)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          ($ 36,178,828)      $ 28,249,316


INVESTING ACTIVITIES:
     PURCHASES OF PROPERTY AND EQUIPMENT                                          (778,276)          (394,542)
                                                                             -------------       ------------

              NET CASH USED IN INVESTING ACTIVITIES                               (778,276)          (394,542)


FINANCING ACTIVITIES:
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                              0         26,326,502
     PROCEEDS FROM EXERCISE OF OPTIONS/WARRANTS                                     52,974              1,320
     PAYMENTS OF IPO RELATED CAPITALIZED FEES                                            0           (186,031)
     PROCEEDS FROM DRAWDOWNS ON WAREHOUSE LINE OF CREDIT                                 0          1,048,568
     PAYMENTS ON CAPITAL LEASE OBLIGATIONS (Net of proceeds)                       227,433             (8,013)
     PROCEEDS FROM DRAWDOWNS ON EXCESS SERVICING LINE OF CREDIT                  8,000,000         12,800,000
     PAYOFF OF EXCESS SERVICING LINE OF CREDIT                                           0        (12,800,000)
     PAYOFF OF DEALER PARTICIPATION LINE OF CREDIT                                       0        (10,617,786)
     PAYDOWN OF COMMERCIAL PAPER RELATED TO SECURITIZATION                     (83,500,000)       (95,000,000)
     PROCEEDS FROM ISSUANCE OF COMMERCIAL PAPER (Net of other Payments)        112,093,298         59,536,318
     PAYOFF OF SUBORDINATED DEBT                                                         0        (10,000,000)
     INCREASE IN OTHER LOANS                                                       (83,773)                 0
                                                                             -------------       ------------

              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               36,789,932        (28,899,122)
                                                                             -------------       ------------

              DECREASE IN CASH AND CASH EQUIVALENTS                               (167,172)        (1,044,348)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   603,028          1,622,713
                                                                             -------------       ------------

              CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     435,856       $    578,365
                                                                             =============       ============

              INTEREST PAID                                                  $   1,003,023       $  2,512,856



      See the accompanying notes to the consolidated financial statements.

                           ONYX ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K and Annual Report on Form 10-K/A.

Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact would result in no change in primary earnings per share for the first quarter ended March 31, 1997 and an increase of $.17 per share for the first quarter ended March 31, 1996. The Company has not yet determined what the impact of SFAS 128 will be on the calculation of fully diluted earnings per share.

Retained Interest on Securitized Assets. Effective January 1, 1997, the Company is required to account for gains on sale of loans in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). The implementation of SFAS 125 did not have a material effect on the Company's accounting for gains on sale of loans.

NOTE 2 - CONTRACTS HELD FOR SALE
            Contracts held for sale consisted of the following:

                                                  MARCH 31          DECEMBER 31,
                                                   1997                1996
                                               ------------        -------------
Contracts held for sale                        $ 49,007,146        $ 14,539,285
Less Unearned interest                            8,377,988           2,301,207
                                               ------------        ------------

                                                 40,629,158          12,238,078
Allowance for credit losses                        (203,146)            (61,190)
                                               ------------        ------------

                                                 40,426,012          12,176,888
Dealer Participation                              1,177,435             385,185
                                               ------------        ------------

Total                                          $ 41,603,447        $ 12,562,073
                                               ============        ============

NOTE 3 - RETAINED INTEREST ON SECURITIZED ASSETS
          The following table presents the balances and activity for retained interest on securitized assets:

                                                 MARCH 31,         DECEMBER 31,
                                                   1997                1996
                                               ------------        ------------
Beginning Balance                              $ 29,632,039        $  6,181,518
Additions                                         7,162,000          35,870,000
Amortization                                     (5,243,627)        (12,419,479)
                                               ------------        ------------

Ending Balance                                 $ 31,550,412        $ 29,632,039
                                               ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

Onyx Acceptance Corporation (the "Company" or "Registrant") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts ("Contracts") originated by franchised and select independent automobile dealerships within California, Arizona, Washington, Oregon, Nevada and Florida. The Company focuses its efforts on acquiring Contracts that are secured by late model used and, to a lesser extent, new automobiles and entered into with purchasers whom the Company believes have a favorable credit profile. As of March 31, 1997, the Company had acquired approximately $730.6 million in Contracts from 1717 dealerships in California, Arizona, Washington, Oregon, Nevada and Florida.

The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past five fiscal quarters:

                    Selected Quarterly Financial Information
                             For the Quarters Ended


                                             March 31,     June 30,   September 30,   Dec. 31,    March 31,
                                               1996          1996         1996         1996         1997
                                                                  (Dollars in thousands)
Contracts purchased during period            $ 73,343      $ 83,555     $ 79,936     $ 83,006     $125,713
Average monthly purchases during period        24,433        27,852       26,645       27,669       41,904
Gain on Sale of Loans                           5,325         4,175        4,325        4,303        3,776
Total revenue.(1)                               6,775         6,353        6,303        5,790        7,223
Contracts Securitized during period           100,500        85,013      120,000      100,000       90,000
Servicing Portfolio at period end             266,251       317,054      359,104      400,665      478,440

(1) Total revenue is comprised of Net Finance Revenue, Servicing Fee Income and Gain on Sale of Loans

         Net income decreased from $3.2 million or $.87 per share in first quarter of 1996 to 612,444 or $.10 per share in the first quarter of 1997. The reduction in earnings and earning per share resulted from several factors. Due to the utilization of NOL carryforwards, first quarter 1996 income was not fully tax effected (effective tax rate of 19.6%). These carryforwards were not available to the Company in the first quarter of 1997, when the tax effective rate was 41.6%. In addition, first quarter 1996 reported earnings per share benefited from the March 26, 1996 public offering date, which mitigated the impact on average shares outstanding during that quarter. Assuming a statutory effective tax rate of 41.6% and that the IPO shares had been outstanding the entire quarter, net income and net income per share for the first quarter 1996 would have been $2.3 million and $0.38 per share, respectively. Also, the Company sold $90.0 million in retail installment contracts during the first quarter of 1997 compared to $100.5 million in the first quarter of 1996 and increased its assumption for loan losses in its gain on sale calculation from 1.00% to 1.35%, combining to reduce the gain on sale recognized in the current quarter by $1.5 million or $0.14 per share vs. first quarter 1996. Finally, the Company experienced an increase in operating costs due to expansion of the business within California and into Arizona, Washington, Nevada and Florida.

CONTRACTS PURCHASED AND SERVICING PORTFOLIO.

         The Company experienced significant growth in its purchased volume of Contracts. Purchased Contract volume increased to $125.7 million for the first three months of 1997 from $73.3 million for the first three months of 1996, representing an increase of 71%. This growth in acquisition is attributable to the opening of three additional Auto Finance Centers since the end of the first quarter of 1996 and the continued market penetration within the Company's existing centers. The Company's servicing portfolio at March 31, 1997 was $478.4 million compared to $266.3 at March 31, 1996, an increase of 80%. Total revenues during the first three months of 1997 were $6.9 million compared to $6.8 million for the same period ended March 31, 1996.


                              RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1997 AND 1996

NET FINANCE REVENUE. Net finance revenue increased to $827,000 for the quarter ended March 31, 1997 from $345,000 for the same period in 1996. The increase is primarily attributable to an increase in Contracts held for sale during the quarter.

PROVISIONS FOR CREDIT LOSSES. During the quarter ended March 31, 1997, the provision for credit losses totaled $293,000 compared to $(75,000) for the same period ended in 1996. This increase is attributable to a larger balance of contracts held for sale during the period as origination volume increased, resulting in a higher provision requirement. At March 31, 1997 Contracts held for sale were $40.6 million compared to $12.2 million at March 31, 1996.

GAIN ON SALE OF LOANS. The Company completed a $90.0 million securitization during the quarter ended March 31, 1997, resulting in a gain on sale of Contracts of $3.8 million compared to a securitization of $100 million for the first quarter of 1996 resulting in a gain on sale of $5.3 million.

SERVICING FEE INCOME. Servicing fee income increased to $2.6 million for the quarter ended March 31, 1997 from $1.1 million for the quarter ended March 31, 1996. The increase was attributable to a significant increase in the size of the servicing portfolio from $266.3 million at March 31, 1996 to $478.4 million at March 31, 1997.

SALARIES AND BENEFITS EXPENSE. The Company incurred salary and benefit expenses of $3.4 million during the first quarter of 1997 compared with $1.8 million for the first quarter of 1996, an increase of 89%. This is attributable to the growth of operations the three additional Auto Finance Centers, growth of the servicing portfolio and the fact that the number of employees at the Company increased from 109 at March 31, 1996 to 250 at March 31, 1997.

OTHER OPERATING EXPENSES. Other operating expenses increased by 127% to $2.5 million for the quarter ended March 31, 1997 from $1.1 million for the same period ended March 31, 1996. The majority of the increases are due to growth of the servicing portfolio and the opening of three new auto finance centers.

NET INCOME. The Company posted net income of $612,000 for the quarter ended March 31, 1997 or $.10 per share compared to $3.2 million or $.87 per share for the same period of 1996. The lower earnings are the result of several factors. Due to the utilization of NOL carryforwards, first quarter 1996 income was not fully tax effected (effective tax rate of 19.6%). These carrryforwards were not available to the Company in the first quarter of 1997, when the tax effective rate was 41.6%. In addition, first quarter 1996 reported earnings per share benefited from the March 26, 1996 public offering date, which mitigated the impact on average shares outstanding during that quarter. Assuming a statutory effective tax rate of 41.6% and that the IPO shares had been outstanding the entire quarter, net income and net income per share for the first quarter 1996 would have been $2.3 million and $0.38 per share, respectively. Also, the Company sold $90.0 million in retail installment contracts during the first quarter of 1997 compared to $100.5 million in the first quarter of 1996 and increased its assumption for loan losses in its gain on sale calculation from 1.00% to 1.35%, combining to reduce the gain on sale recognized in the current quarter by $1.5 million or $0.14 per share vs. first quarter 1996. Finally, the Company experienced an increase in operating costs due to expansion of the business within California and into Arizona, Washington and Nevada.


ASSET QUALITY.
At March 31, 1997, delinquencies for the Servicing Portfolio represented 3.13% of the amount of Contracts in the Company's Servicing Portfolio or $15.0 million as compared to 0.90% at March 31, 1996 or $2.4 million. Loan losses for the Servicing Portfolio as a percentage of average serviced loans outstanding increased to 1.83% during the quarter compared to .62% for the first quarter of 1996. Onyx centralized its collection efforts during the first quarter of 1997 from the various branches to the Irvine facility. In connection with this centralization, the company's loan deferment policy was reviewed on a Company wide basis resulting in a payment deferral policy that was more consistently applied. This consistent application resulted in a reduction in loan deferments by 55% during the quarter ended March 31, 1997 from the quarter ended March 31, 1996. This reduction was a significant factor in the increase in delinquency of the first quarter of 1997.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO


                                                     FOR THE QUARTERS ENDED
                                                              March 31,
                                         -------------------------------------------------
                                                  1997                        1996
                                         ---------------------       ---------------------
                                           AMOUNT         NO.         AMOUNT          NO.
                                         --------       ------       --------       ------
                                                      (Dollars in thousands)
Servicing portfolio ...............      $478,440       45,740       $266,251       24,648
Delinquencies(1)(2)
             31-59 days ...........      $  9,867          904       $  1,089          106
             60-89 days ...........      $  2,551          242       $    418           40
             90+ days .............      $  2,542          214       $    887           72
Total .............................      $ 14,960        1,360       $  2,394          218
Total delinquencies as a percent of
Servicing Portfolio ...............          3.13%        2.97%          0.90%        0.88%

(1) Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.


                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO
                             FOR THE QUARTERS ENDED


                                                                    March 31,
                                                        -----------------------------
                                                            1997             1996
                                                        -----------       -----------
                                                           (Dollars in thousands)
Period end contracts outstanding .................      $   478,440       $   266,251
Average servicing portfolio(1) ...................      $   433,147       $   239,601
Number of gross charge-offs ......................              367               153
   Gross charge-offs .............................      $   2,309.2       $     384.5
   Net charge-offs ...............................      $   1,979.7       $     370.3
Annualized net charge-offs as a percent of average
servicing portfolio ..............................             1.83%              .62%

(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs, including cash held in spread accounts; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) net interest income during the warehousing period; (ii) contractual servicing fees; (iii) future servicing cash flows; (iv) settlements of hedging transactions; (v) sales of loans in Securitizations; (vi) equity investments; and (vii) borrowings under its credit facilities.

Cash used in operating activities was $36.2 million for the quarter ended March 31, 1997, compared to $28.2 million provided the quarter ended March 31, 1996. Cash used in investing activities was $778,000 for the quarter ended March 31, 1997 compared to $395,000 for the quarter ended March 31, 1996.

Cash provided by financing activities was $36.8 million for the quarter ended March 31, 1997, compared to $28.9 million used in financing activities for the quarter ended March 31, 1996. Cash provided during the quarter ended March 31, 1997 was provided by warehouse facilities. The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $200 million auto loan warehouse program (the"CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by Capital Markets Assurance Corporation ("CapMAC") and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively. This facility provides funds to purchase Contracts. CapMAC provides credit enhancement to Triple-A by issuing surety bonds covering all principal and interest obligations owed by OAFC under a loan agreement with Triple-A. In February of 1996, the Company refinanced its $13.5 million revolving credit facility with the Revolving Credit Facility under which the Company may (subject to borrowing base availability) borrow up to $20 million for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. By refinancing the Revolving Credit Facility, the Company reduced the interest it pays under the Revolving Facility from a 30-day LIBOR based rate to a prime rate base. Under the two year term of the Revolving Credit Facility, the available borrowings are based on the following collateral based formula. The Company may borrow up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables deemed eligible by the lenders or 80% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model. The Revolving Credit Facility converts from revolving loans to fully-amortizing two-year term loans on January 31, 1998 or if earlier,upon the occurrence of certain "credit triggers".

Securitizations. In March of 1997, the Company consummated, with a pass-through rate of 6.55% and a net interest rate spread inclusive of all costs of 2.78%, a securitization in the amount of $90 million. As a result of this securitization, the Company realized a gain on sale of approximately $3.8 million.

The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure. Further the Company employs a hedging strategy which primarily includes the use of two-year Treasury securities forward agreements. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. As of May 10, 1997, the Company had in effect an interest rate hedge for $120.0 million which matures June 16, 1997 which the Company believes is adequate to cover its next securitization.

Forward Looking Information

The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth in this Form 10-Q constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

GEOGRAPHIC CONCENTRATION. To date, the Company has purchased all of its Contracts in California, Arizona, Washington, Hawaii, Oregon, Nevada and Florida. Accordingly, adverse economic conditions or other factors particularly affecting these states could adversely affect the delinquency, loan loss or repossession experience of the servicing portfolio.

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

11.1    Computation of Earnings per Share

21.1    Subsidiaries of the Registrant

27.1    Financial Data Schedule.

---------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680).

** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-4220).

*** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-10461).

**** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-22301).

(b) Reports on Form 8-K

        Form 8-K dated April 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of April 15, 1997 for the Onyx Acceptance Grantor Trust 1997-1.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION
Date:    May  13, 1997


By:  /s/ JOHN W. HALL
   -----------------------------------------------
     John W. Hall      President

Date:   May 13, 1997



By:  /s/ DON P. DUFFY
   ------------------------------------------------
     Don P. Duffy   Executive Vice President
                    and Principal Financial Officer

                                  EXHIBIT INDEX


  Exhibit No.          Description                                  Page
  -----------          -----------                                  ----
     11.1           Computation of Earnings Per Share                27
     21.1           Subsidiaries of the Registrant
     27.1           Financial Data Schedule