Form 10-Q
period 1997-06-30
ONYX ACCEPTANCE CORP
filed 1997-08-13
CIK 1006614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER: 28050
                            ------------------------

                          ONYX ACCEPTANCE CORPORATION
                            ------------------------

                   DELAWARE                                     33-0577635
        STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION                      IDENTIFICATION NO.)

                          ONYX ACCEPTANCE CORPORATION
                      8001 IRVINE CENTER DRIVE, 5TH FLOOR
                               IRVINE, CA. 92618
                                 (714) 450-5500
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1997, there were 6,014,695 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                          ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Statements of Financial Condition at June 30, 1997 (Unaudited)
           and December 31, 1996......................................................    3
         Consolidated Income Statements for the three months and six months
           ended June 30, 1997 (Unaudited) and June 30, 1996 (Unaudited)..............    4
         Consolidated Statements of Cash Flows for the three months and six months
           ended June 30, 1997 (Unaudited), and June 30, 1996 (Unaudited).............    5
         Notes to Consolidated Financial Statements...................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations............................................................................    8

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders...........................   12
Item 5. Other Information.............................................................   12
Item 6. Exhibits and Reports on Form 8-K..............................................   16

SIGNATURES............................................................................   22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS



                                                                     JUNE 30,       DECEMBER 31,
                                                                       1997             1996
                                                                   ------------     ------------
                                                                   (UNAUDITED)
Cash and cash equivalents........................................  $  1,421,338      $   603,028
Trust receivables................................................    19,203,742       10,105,690
Contracts held for sale -- net of allowance(1)...................    59,733,080       12,562,072
Retained interest in securitized assets..........................    35,833,427       29,632,039
Other assets.....................................................     6,126,642        3,774,123
                                                                   ------------      -----------
          Total assets...........................................  $122,318,229      $56,676,952
                                                                   ============      ===========

                                     LIABILITIES AND EQUITY
Liabilities
Debt.............................................................  $ 71,940,265      $13,194,560
Other liabilities................................................    11,142,382        5,568,577
                                                                   ------------      -----------
          Total liabilities......................................    83,082,647       18,763,137
          Total equity...........................................    39,235,582       37,913,815
                                                                   ------------      -----------
          Total liabilities and equity...........................  $122,318,229      $56,676,952
                                                                   ============      ===========

---------------

(1) Net of Unearned Discounts

        See accompanying notes to the consolidated financial statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  -----------------------   -----------------------
                                                     1997         1996         1997         1996
                                                  ----------   ----------   ----------   ----------
REVENUES:
Finance revenue.................................  $3,265,712   $2,752,428   $5,147,704   $4,887,780
Interest expense................................   1,830,284    1,255,688    2,885,192    3,045,956
                                                  ----------   ----------   ----------   ----------
Net finance revenue.............................   1,435,428    1,496,740    2,262,512    1,841,824
Provision for credit losses.....................     211,324       49,824      504,594      (25,070)
                                                  ----------   ----------   ----------   ----------
Net finance revenue after provision.............   1,224,104    1,446,916    1,757,918    1,866,894
Gain on sale of loans...........................   4,300,069    4,175,387    8,076,212    9,500,098
Service fee income..............................   2,975,717      680,701    5,595,354    1,785,595

EXPENSES:
Salaries and benefits...........................   4,327,419    2,065,663    7,744,744    3,871,645
Depreciation....................................     258,819      199,041      460,801      369,439
Occupancy.......................................     333,183      154,624      657,274      276,747
General and administrative expenses.............   2,461,962    1,241,377    4,399,714    2,010,601
                                                  ----------   ----------   ----------   ----------
Total expenses..................................   7,381,383    3,660,705   13,262,533    6,528,432
                                                  ----------   ----------   ----------   ----------
Net income before income taxes..................   1,118,507    2,642,299    2,166,951    6,624,155
Income taxes....................................     465,297      526,591      901,297    1,308,691
                                                  ----------   ----------   ----------   ----------
Net income......................................  $  653,210   $2,115,708   $1,265,654   $5,315,464
                                                  ==========   ==========   ==========   ==========
Net income per share............................  $     0.10   $     0.33   $     0.20   $     1.06
Weighted average number of shares of Common
  Stock and Common Stock Equivalents
  outstanding...................................   6,377,710    6,375,451    6,354,662    5,036,488

        See accompanying notes to the consolidated financial statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                         -------------------------------
                                                                             1997              1996
                                                                         -------------     -------------
                                                                                   (UNAUDITED)
Net cash (used) provided by operating activities.....................    $ (56,556,748)    $  36,328,936

INVESTING ACTIVITIES:
  Purchases of property and equipment................................       (1,735,534)         (725,808)
                                                                         -------------     -------------
     Net cash used in investing activities...........................       (1,735,534)         (725,808)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.............................                         30,337,128
  Proceeds from exercise of options/warrants.........................           56,112             5,070
  Payments of IPO related and other capitalized fees.................                         (1,735,669)
  Proceeds from drawdowns on warehouse line of credit................                          1,048,568
  Payments on capital lease obligations..............................          308,775            24,651
  Proceeds from drawdowns on excess servicing line of credit.........       13,500,000        12,800,000
  Payoff of excess servicing line of credit..........................                        (12,800,000)
  Payoff of dealer participation line of credit......................                        (10,617,786)
  Paydown of commercial paper related to securitization..............     (198,500,000)     (176,000,000)
  Proceeds from issuance of commercial paper.........................      243,913,253       130,699,469
  Payoff of subordinated debt........................................                        (10,000,000)
  Proceeds (payments) on other debt..................................         (167,548)          753,967
                                                                         -------------     -------------
     Net cash provided by (used in) financing activities.............       59,110,592       (35,484,602)
                                                                         -------------     -------------
     Increase in cash and cash equivalents...........................          818,310           118,526
Cash and cash equivalents at beginning of period.....................          603,028         1,622,713
                                                                         -------------     -------------
     Cash and cash equivalents at end of period......................    $   1,421,338     $   1,741,239
                                                                         =============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                              $   2,751,361     $   3,936,722

        See accompanying notes to the consolidated financial statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's 1996 Annual Report On Form 10-K and Annual Report on Form 10-K/A and 10-Q for the quarter ended March 31, 1997.

NOTE 2

     Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents will be excluded. The Company has not yet determined what the impact of SFAS 128 will be on the calculation of earnings per share but management does not believe the impact is material.

NOTE 3 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consisted of the following:

                                                             JUNE 30,       DECEMBER 31,
                                                               1997             1996
                                                            -----------     ------------
        Contracts held for sale...........................  $69,033,249      $14,539,285
        Less Unearned interest............................   10,488,529        2,301,207
                                                            -----------      -----------
                                                             58,544,720       12,238,078
        Allowance for credit losses.......................     (292,724)         (61,190)
                                                            -----------      -----------
                                                             58,251,996       12,176,888
        Dealer participation..............................    1,481,084          385,185
                                                            -----------      -----------
        Total.............................................  $59,733,080      $12,562,073
                                                            ===========      ===========

NOTE 4 -- RETAINED INTEREST IN SECURITIZED ASSETS

     SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Retained interests in securitized assets ("RISA") capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by Onyx from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Prepayment and credit loss assumptions are based on industry and the Company's historical experience. Credit losses are projected using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the contracts.

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. As of June 30, 1997 the market value of RISAs approximated cost. Onyx retains the rights to service all contracts it securitizes.

     The following table presents the activity of the RISA.

                                                                       SIX MONTHS ENDED
                                                                        JUNE 30, 1997
                                                                       ----------------
        Balance December 31, 1996..................................      $ 29,632,039
        Additions..................................................        17,250,000
        Amortizations..............................................       (11,048,612)
                                                                         ------------
        Ending balance.............................................      $ 35,833,427
                                                                         ============

     In initially valuing the RISA, Onyx established an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                                                        JUNE 30, 1997     DECEMBER 31, 1997
                                                        -------------     -----------------
        Estimated net undiscounted RISA earnings....     $ 56,119,981        $ 41,493,370
        Off balance sheet allowance for losses......       16,552,472           8,415,871
        Discount to present value...................        3,734,082           3,445,460
                                                         ------------        ------------
        Retained interest in securitized assets.....     $ 35,833,427        $ 29,632,039
                                                         ============        ============
        Outstanding balance of contracts sold
          through securitizations...................     $506,377,151        $388,427,211
                                                         ============        ============

     Management believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Onyx Acceptance Corporation (the "Company" or "Registrant") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts ("Contracts") originated by franchised and select independent automobile dealerships within California, Arizona, Washington, Oregon, Idaho, Illinois, Indiana, Nevada and Florida. The Company focuses its efforts on acquiring Contracts that are secured by late model used and, to a lesser extent, new automobiles and entered into with purchasers whom the Company believes have a favorable credit profile. As of June 30, 1997, the Company had acquired over $860 million in Contracts from over 2,000 dealerships in California, Arizona, Washington, Oregon, Idaho, Illinois, Indiana, Nevada and Florida.

     The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                      FOR THE QUARTERS ENDED
                       ------------------------------------------------------------------------------------
                       MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     MARCH 31,     JUNE 30,
                         1996          1996           1996              1996           1997          1997
                       ---------     --------     -------------     ------------     ---------     --------
                                                      (DOLLARS IN THOUSANDS)
Contracts purchased
  during period......  $  73,343     $ 83,555       $  79,936         $ 83,006       $ 125,713     $145,548
Average monthly
  purchases during
  period.............     24,433       27,852          26,645           27,669          41,904       48,516
Gain on Sale of
  Contracts..........      5,325        4,175           4,325            4,303           3,776        4,300
Total revenue(1).....      6,775        6,353           6,303            5,790           7,223        8,711
Contracts Securitized
  during period......    100,500       85,013         120,000          100,000          90,000      121,676
Servicing Portfolio
  at period end......    266,251      317,054         359,104          400,665         478,440      564,922

---------------

(1) Total revenue is comprised of Net Interest Income, Servicing Fee Income and Gain on Sale of Contracts.

     Net income decreased from $2.1 million or $.33 per share in the second quarter of 1996 to $653,210 or $.10 per share in the second quarter of 1997. Net income for the six month period ended June 30, 1997 decreased to $1.3 million or $.20 per share from $5.3 million or $1.06 per share for the like period of 1996. Due to the utilization of NOL carryforwards, second quarter 1996 income was not fully tax effected (effective tax rate of 19.9%). These carryforwards were not available to the Company in the second quarter of 1997, when the effective tax rate was 41.6%. Assuming a statutory effective tax rate of 41.6%, net income and net income per share for the second quarter 1996 would have been $1.5 million and $0.24 per share, respectively. Also, Management believes it was prudent in light of the performance of the securitized receivables in several of the grantor trusts completed in 1996 to include a pretax charge of $900,000 or $.08 per share during the second quarter of 1997, to increase the off-balance sheet loss reserves.

CONTRACTS PURCHASED AND SERVICING PORTFOLIO.

     The Company continued to experience significant growth in its purchased volume of Contracts. This growth was due to the continued expansion of its markets including the opening of two new offices during the second quarter, in Florida and Illinois, and the initiation of contract purchases from dealerships in Oregon, Idaho and Indiana. Also, the Company has increased penetration within existing markets in California, Arizona, Washington and Nevada. Purchased Contract volume increased to $145.5 million for the second quarter of 1997 from $83.6 million for the second quarter of 1996, representing an increase of 74%. For the six month period ended June 30, 1997 purchased Contracts volume was $271.3 million compared to $156.9 million for the six month period ending June 30, 1996. The Company's servicing portfolio at June 30, 1997 was $564.9 million compared to $317.1 at June 30, 1996, an increase of 78.1%. Average Contracts serviced for the six months ended June 30, 1997 were $475.1 million as compared to $265.2 million for the like period of 1996. Total revenues for the second quarter of 1997 were $8.7 million compared to $6.4 million for the same period of 1996. Total revenues for the six months ended June 30, 1997 were $15.9 million as compared to $13.1 million for the six month period ended June 30, 1996.

                             RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1997 AND 1996 AND SIX MONTHS ENDED JUNE 30, 1997 AND
1996

     NET FINANCE REVENUE. Net finance revenue decreased to $1.4 million for the quarter ended June 30, 1997 from $1.5 million for the same period in 1996. Net finance revenue for the six month period ending June 30, 1997 increased by 27.8% to 2.3 million from $1.8 million for the like period of 1996. The period to period variances are primarily attributable to fluctuations in Contracts held for sale during each period.

     PROVISIONS FOR CREDIT LOSSES. During the quarter ended June 30, 1997, the provision for credit losses totaled $211,324 compared to $49,824 for the same period ended in 1996. This increase is attributable to an increase in Contracts held for sale in the period and to a general increase in reserves on those contracts held for sale at the end of the period in response to generally higher loss experience. Provision for credit losses for the six month period ended June 30, 1997 were $504,594 compared to $(25,070) for the period ended June 30, 1996. At June 30, 1997 Contracts held for sale were $59.7 million compared to $12.6 million at December 31, 1996.

     GAIN ON SALE OF CONTRACTS. The Company completed a $121.7 million securitization during the quarter ended June 30, 1997, resulting in a gain on sale of Contracts of $4.3 million compared to a securitization of $85.0 million for the second quarter of 1996, resulting in a gain on sale of $4.2 million. The gain on sale for the securitization completed in the second quarter of 1997 was only moderately higher than that for the like period in 1996, notwithstanding that the transaction was $36.7 million larger, due primarily to the increase in the Company's assumption for loan losses in its gain on sale calculation. The gain was reduced by a pretax charge of $900,000 to increase off balance sheet loss reserves. Gain on sale of Contracts for the six months period ending June 30, 1997 was $8.1 million with sales of $211.7 million compared to $9.5 million with sales of $185.5 million for the six month period ending June 30, 1996.

     SERVICING FEE INCOME. Servicing fee income increased to $3.0 million for the quarter ended June 30, 1997 from $680,701 for the quarter ended June 30, 1996. The increase was attributable to a significant increase in the size of the servicing portfolio from $317.1 million at June 30, 1996 to $564.9 million at June 30, 1997. Servicing fee income for the six months ending June 30, 1997 was $5.6 million compared to $1.8 million for the six months ending June 30, 1996.

     SALARIES AND BENEFITS EXPENSE. The Company incurred salary and benefit expenses of $4.3 million during the second quarter of 1997 compared with $2.1 million for the second quarter of 1996, an increase of 105%. This is attributable to staffing of the two additional Auto Finance Centers, growth of the servicing portfolio and the fact that the number of employees at the Company increased from 131 at June 30, 1996 to 292 at June 30, 1997. Salary and benefit expenses for the six month period ended June 30, 1997 were $7.7 million compared to $3.9 million for the six months ending June 30, 1996.

     OTHER OPERATING EXPENSES. Other operating expenses increased by 93.8% to $3.1 million for the quarter ended June 30, 1997 from $1.6 million for the same period ended June 30, 1996. The increases are due to growth of the servicing portfolio, growth in activity related to Contracts purchased and the opening of two new auto finance centers. Other operating expenses for the six month period ending June 30, 1997 were $5.5 million compared to $2.7 million for the same period in 1996.

     NET INCOME. The Company posted net income of $653,210 for the quarter ended June 30, 1997 or $.10 per share compared to $2.1 million or $.33 per share for the same period of 1996. Due to the utilization of NOL carryforwards, second quarter 1996 income was not fully tax effected (effective tax rate of 19.9%).

These carryforwards were not available to the Company in the second quarter of 1997, when the effective tax rate was 41.6%. Assuming a statutory effective tax rate of 41.6%, net income and net income per share for the second quarter 1996 would have been $1.5 million and $0.24 per share, respectively. For the six months ended June 30, 1997, net income was $1.3 million compared to $5.3 million for the period ending June 30, 1996.

ASSET QUALITY

     At June 30, 1997, delinquencies for the Servicing Portfolio equalled 2.05% or $11.6 million as compared to 1.05% at June 30, 1996 or $3.3 million.

     Loan losses for the Servicing Portfolio as a percentage of average serviced loans outstanding increased to 2.04% during the second quarter of 1997 compared to 1.29% for the second quarter of 1996. The levels of delinquencies and loan losses have increased on a year over year basis due in part to the continued seasoning of the Company's auto portfolio. The portfolio, however, has sustained higher than expected levels of delinquencies and loan losses due to the continued recognition of loan losses on contracts purchased from dealerships, primarily out of the Company's North Hollywood office. The Company announced that the primary segment contributing to the higher than projected losses are those contracts originated from dealerships serviced by the North Hollywood office from July 1995 to July 1996. The Company expects the loans from this segment of the portfolio to contribute a disproportionate share of the overall loan losses of the Company through the end of 1997 and to contribute to increased loan losses through the fourth quarter of 1997. As a result of these developments, the Company increased its off-balance sheet reserves during the second quarter of 1997. At June 30, 1997, off-balance sheet reserves as a percentage of contracts sold in securitizations were 3.27%.

                 DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                            FOR THE QUARTERS ENDED JUNE 30,
                                                      -------------------------------------------
                                                             1997                    1996
                                                      -------------------     -------------------
                                                       AMOUNT       NO.        AMOUNT       NO.
                                                      --------     ------     --------     ------
                                                                (DOLLARS IN THOUSANDS)
Servicing portfolio.................................  $564,922     54,243     $317,054     29,494
Delinquencies(1)(2)
  31-59 days........................................  $  7,023        699        1,855        153
  60-89 days........................................  $  1,981        178          796         65
  90+ days..........................................  $  2,591        229          691         58
Total...............................................  $ 11,595      1,106        3,342        276
Total delinquencies as a percent of Servicing
  Portfolio.........................................      2.05%      2.04%        1.05%      0.94%

---------------
(1) Delinquencies include principal amounts only.
(2) The period of delinquency is based on the number of days payments are contractually past due.

                  LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                                           FOR THE QUARTERS
                                                                            ENDED JUNE 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
                                                                        (DOLLARS IN THOUSANDS)
Period end contracts outstanding.......................................  $564,922     $317,054
Average servicing portfolio(1).........................................  $517,134     $290,848
Number of gross charge-offs............................................       496          153
  Gross charge-offs....................................................  $2,999.6     $1,042.5
  Net charge-offs(2)...................................................  $2,631.4     $  936.8
Annualized net charge-offs as a percent of average servicing
  portfolio............................................................      2.04%        1.29%

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

     Cash used in operating activities was $56.6 million for the six months ended June 30, 1997, compared to $36.3 million provided for the six months ended June 30, 1996. The substantial increase in cash used in operating activities was attributable to the fact that Contract purchases exclude Contracts sold in securitizations by $59.6 million. Cash used in investing activities was $1.7 for the period ended June 30, 1997 compared to $725,808 for the period ended June 30, 1996. Cash provided by financing activities was $59.1 million for the period ended June 30, 1997, compared to $35.5 million used in financing activities for the period ended June 30, 1996. Cash provided during the quarter ended June 30, 1997 was provided by warehouse facilities. The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $200 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by Capital Markets Assurance Corporation ("CapMAC") and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively. This facility provides funds to purchase Contracts. CapMAC provides credit enhancement to Triple-A by issuing surety bonds covering all principal and interest obligations owed by OAFC under a loan agreement with Triple-A. In February of 1996, the Company became party to a revolving credit facility with State Street Bank as Agent Bank (the "Revolving Credit Facility") under which the Company may (subject to borrowing base availability) borrow up to $20 million for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. The Revolving Credit Facility replaced a prior revolving credit facility arrangement and in doing so, the Company reduced the interest it pays under the Revolving Facility from a 30-day LIBOR based rate to a prime rate base. Under the two year term of the Revolving Credit Facility, the available borrowings are based on the following collateral based formula. The Company may borrow up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables deemed eligible by the lenders or 80% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model. The Revolving Credit Facility converts from revolving loans to fully-amortizing two-year term loans on January 31, 1998 or earlier upon the occurrence of certain "credit triggers."

     SECURITIZATIONS. In June of 1997, the Company consummated a securitization in the amount of $121.7 million, with a pass-through rate of 6.35% and a net interest rate spread inclusive of all costs of 3.11%. As a result of this securitization, the Company realized a gain on sale of approximately $4.3 million.

     The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure. Further, the Company employs a hedging strategy which primarily includes the use of two-year Treasury securities forward agreements. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. As of July 31, 1997, the Company had in effect an interest rate hedge for $150 million which matures September 15, 1997 which the Company believes is adequate to cover its next securitization.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 22, 1997 (the "Meeting"). At the Meeting the stockholders were asked to vote on the election of two directors and to ratify the appointment of the Company's independent auditors.

     1.  ELECTION OF DIRECTORS

     The stockholders approved the Company's director nominees, Bruce R. Hallett and Don P. Duffy, to serve for a term of three years expiring at the Annual Meeting in the year 2000.

     The voting on the nominations was as follows:

                             NOMINEE                          VOTES FOR     VOTES WITHHELD
        --------------------------------------------------    ---------     --------------
        Bruce R. Hallett..................................    2,755,875        26,850
        Don P. Duffy......................................    2,755,625        27,100

     In addition, there were 2,769,431 broker non-votes and no abstentions.

     2.  APPOINTMENT OF INDEPENDENT AUDITORS

     The Company's proposal to ratify the appointment of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 was also approved by the stockholders. A total of 2,755,875 shares were voted in favor, 26,850 shares against, no shares abstained and there were 2,769,431 broker non-votes.

ITEM 5.  OTHER INFORMATION.

FORWARD LOOKING INFORMATION

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth in this Form 10-Q constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

     DEFAULT AND PREPAYMENT RISK. The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of Contracts purchased and warehoused by the Company. A portion of the Contracts acquired by the Company may default or prepay during the warehousing period. The Company bears the risk of losses resulting from payment defaults during the warehousing period. In the event of a payment default, the collateral value of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains an allowance for credit losses on Contracts held during the warehousing period which reflects management's estimates of anticipated credit losses during such period. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. In addition, under the terms of the CP Facility, the Company will not be able to borrow against defaulted Contracts. The Company's servicing income can also be adversely affected by prepayment or default of Contracts in the servicing portfolio. The Company's contractual servicing revenue is based on a percentage of the outstanding balance of such Contracts. Thus, if Contracts are prepaid or charged-off, then the Company's servicing revenue will decline to the extent of such prepaid or charged-off Contracts. The level of delinquency and defaults on Contracts warehoused and securitized has increased each quarter for the reasons discussed above under "Results of Operations -- Asset Quality."

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

     GEOGRAPHIC CONCENTRATION. To date, the Company has purchased the majority of its Contracts in California. Accordingly, adverse economic conditions or other factors particularly affecting this state could adversely affect the delinquency, loan loss or repossession experience of the servicing portfolio.

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

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock could be subject to significant fluctuations in response to variations in financial results or announcements of material events by the Company or its competitors; in addition, changes in the general conditions of the economy or financial markets could adversely affect the market price of the Common Stock.

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

    *10.54     Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc.
               dated January 7, 1994.
    *10.55     Warrant to purchase Series A Preferred Stock in favor of Comdisco, Inc. from
               Onyx Acceptance Corporation dated as of January 7, 1994.
    *10.56     Warrant to purchase Common Stock in favor of Lighthouse Capital Partners from
               Onyx Acceptance Corporation dated November 3, 1995.
    *10.57     Master Lease Agreement between Lighthouse Capital Partners and Onyx Acceptance
               Corporation dated November 3, 1995.
    *10.58     Second Amendment to Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3, 1995.
    *10.59     Agreement for On-Line Services between On-Line Computer Systems, Inc. and Onyx
               Acceptance Corporation dated as of November 19, 1993.
    *10.60     Agreement for On-Line Service between On-Line Computer Systems, Inc. and Onyx
               Acceptance Financial Corporation dated as of September 7, 1994.
    *10.61     Option Agreement between Onyx Acceptance Corporation and John W. Hall dated as of December 20, 1994.
    *10.62     Promissory Note in favor of Onyx Acceptance Corporation from John Hall dated as of December 20, 1994.
    *10.63     Option Agreement between Onyx Acceptance Corporation and Brian Mac Innis dated as of December 20, 1994.
    *10.64     Promissory Note in favor of Onyx Acceptance Corporation from Brian MacInnis dated as of December 20, 1994.
    *10.65     Stock Purchase Agreement between and among Brian Mac Innis and certain
               Investors identified therein dated as of June 7, 1995.
    *10.66     Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7, 1995.
    *10.67     Sublease Agreement between Onyx Acceptance Corporation and AT&T Resource
               Management Corporation dated as of August 31, 1993.
    *10.68     Office Space Lease (Master Lease) between and among The Irvine Company and
               American Telephone and Telegraph Company dated as of April 29, 1987.
    *10.69     First Amendment To Sublease between and among AT&T Resource Management
               Corporation and Onyx Acceptance Corporation dated as of September 1, 1993.
     10.70     Onyx Acceptance Corporation 401(k) Plan dated January 1, 1994.
    *10.71     Pooling and Servicing Agreement between Onyx Acceptance Financial Corporation,
               Onyx Acceptance Corporation and Bankers Trust Company dated as of January 1,
               1996.
    *10.72     Underwriting Agreement between Onyx Acceptance Financial Corporation and
               Merrill Lynch, Pierce, Fenner & Smith Incorporated dated January 31, 1996.
    *10.73     Indemnification Agreement by and among Capital Markets Assurance Corporation,
               Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Merrill
               Lynch, Pierce, Fenner & Smith Incorporated dated January 31, 1996.
    *10.74     Indemnification Agreement by and between Onyx Acceptance Corporation and
               Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of January 31,
               1996.
    *10.75     Excess Servicing and Trust Receivable Revolving Credit and Term Loan Agreement
               among Onyx Acceptance Corporation, State Street Bank and Trust Company and The
               First National Bank of Boston dated as of January 31, 1996.
    *10.76     Pledge and Security Agreement by and among Onyx Acceptance Corporation, State
               Street Bank and Trust Company and The First National Bank of Boston dated as of January 31, 1996.

    *10.77     Subordination and Intercreditor Agreement by and among State Street Bank and
               Trust Company, The First National Bank of Boston, Capital Resource Lenders II,
               L.P., Dominion Fund III and Onyx Acceptance Corporation dated as of January
               31, 1996.
    *10.78     1996-1 Spread Account Trust Agreement between Onyx Acceptance Financial
               Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.
    *10.79     1995-1 Spread Account Trust Agreement between Onyx Acceptance Financial
               Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.
    *10.80     1995-1 Purchase Agreement between Onyx Acceptance Corporation and Onyx
               Acceptance Financial Corporation dated as of February 6, 1996.
    *10.81     1994-1 Spread Account Trust Agreement between Onyx Acceptance Financial
               Corporation and Bankers Trust (Delaware) dated as of February 6, 1996.
    *10.82     1994-1 Purchase Agreement between Onyx Acceptance Corporation and Onyx
               Acceptance Financial Corporation dated as of February 6, 1996.
    *10.83     Form of Dealer Agreement Non-Recourse (U) between Dealership and Onyx
               Acceptance Corporation.
    *10.84     Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx
               Acceptance Corporation.
    *10.85     1996 Stock Option/Stock Issuance Plan. 11.1 Computation of Earnings per Share.
   **10.86     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1996-2 Grantor Trust.
   **10.87     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1996-2 Grantor Trust.
   **10.88     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1996-3 Grantor Trust.
  ***10.89     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1996-3 Grantor Trust.
  ***10.90     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1996-4 Grantor Trust.
  ***10.91     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1996-4 Grantor Trust.
 ****10.92     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1997-1 Grantor Trust.
 ****10.93     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1997-1 Grantor Trust.
    #10.94     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1997-2 Grantor Trust

    #10.95     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1997-2 Grantor Trust.
     11.1      Computation of Earnings
     27.1      Financial Data Schedule.

---------------

     * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680).

   ** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-4220).

  *** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-10461).

 **** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-16601).

***** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-22301).

     # Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-28893).

     (b) REPORTS ON FORM 8-K

     Form 8-K dated April 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of April 15, 1997 for the Onyx Acceptance Grantor Trust 1997-1.

     Form 8-K dated May 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of May 15, 1997 for the Onyx Acceptance Grantor Trust 1997-1.

     Form 8-K dated June 26, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of June 15, 1997 for the Onyx Acceptance Grantor Trust 1997-1.

     Form 8-K dated July 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of July 15, 1997 for the Onyx Acceptance Grantor Trust 1997-1.

     Form 8-K dated July 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of July 15, 1997 for the Onyx Acceptance Grantor Trust 1997-2.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION
Date: August 13, 1997

By:            JOHN W. HALL
     ----------------------------------
               John W. Hall
       Chief Executive Officer and
                President

By:            DON P. DUFFY
     ----------------------------------
               Don P. Duffy
       Executive Vice President and
       Principal Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT NO.                                  DESCRIPTION                                  PAGE
  -----------   --------------------------------------------------------------------------  ----
      11.1      Computation of Earnings Per Share
      21.1      Subsidiaries of the Registrant
      27.1      Financial Data Schedule