Form 10-Q
period 1997-09-30
ONYX ACCEPTANCE CORP
filed 1997-11-14
CIK 1006614

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1997, there were 6,017,635 Shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                          ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Statements of Financial Condition at September 30, 1997
           (Unaudited) and December 31, 1996..........................................    3
         Consolidated Income Statements for the three months and nine months
           ended September 30, 1997 (Unaudited) and September 30, 1996 (Unaudited)....    4
         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1997 (Unaudited), and September 30, 1996 (Unaudited)...    5
         Notes to (Unaudited) Consolidated Financial Statements.......................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations............................................................................    8

PART II. OTHER INFORMATION
Item 5. Other Information.............................................................   12
Item 6. Exhibits and Reports on Form 8-K..............................................   15

SIGNATURES............................................................................   22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                     DECEMBER 31,
                                                                                         1996
                                                                   SEPTEMBER 30,     ------------
                                                                       1997
                                                                   -------------
                                                                    (UNAUDITED)
Cash and cash equivalents........................................  $   1,600,181     $    603,028
Trust receivables................................................     23,416,045       10,105,690
Contracts held for sale -- net of allowance(1)...................     55,030,450       12,562,072
Retained interest in securitized assets..........................     42,264,344       29,632,039
Other assets.....................................................      5,241,899        3,774,123
                                                                   -------------     ------------
          Total assets...........................................  $ 127,552,919     $ 56,676,952
                                                                   =============     ============

                                     LIABILITIES AND EQUITY
Liabilities
Debt.............................................................  $  73,440,450     $ 13,194,560
Other liabilities................................................     14,217,607        5,568,577
                                                                   -------------     ------------
          Total liabilities......................................     87,658,057       18,763,137
          Total equity...........................................     39,894,862       37,913,815
                                                                   -------------     ------------
          Total liabilities and equity...........................  $ 127,552,919     $ 56,676,952
                                                                   =============     ============

---------------

(1) Net of Unearned Discounts

   See accompanying notes to the unaudited consolidated financial statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                             ------------------------    --------------------------
                                                1997          1996          1997           1996
                                             ----------    ----------    -----------    -----------
REVENUES:
Finance revenue............................  $3,659,736    $2,994,193    $ 8,807,440    $ 7,881,973
Interest expense...........................   2,096,118     1,492,629      4,981,310      4,538,585
                                             ----------    ----------    -----------    -----------
Net finance revenue........................   1,563,618     1,501,564      3,826,130      3,343,388
Provision for credit losses................     100,045       167,963        604,639        142,893
                                             ----------    ----------    -----------    -----------
Net finance revenue after provision........   1,463,573     1,333,601      3,221,491      3,200,495
Gain on sale of loans......................   6,937,574     4,324,901     15,013,786     13,825,000
Service fee income.........................   1,049,636       476,562      6,644,991      2,262,158

EXPENSES:
Salaries and benefits......................   4,644,626     2,292,540     12,389,370      6,153,899
Depreciation...............................     349,515       216,040        810,316        585,479
Occupancy..................................     386,517       169,097      1,043,791        445,844
General and administrative expenses........   2,943,706     1,583,093      7,343,420      3,603,978
                                             ----------    ----------    -----------    -----------
Total expenses.............................   8,324,364     4,260,770     21,586,897     10,789,200
                                             ----------    ----------    -----------    -----------
Net income before income taxes.............   1,126,419     1,874,294      3,293,371      8,498,453
Income taxes...............................     468,590       370,000      1,369,887      1,678,691
                                             ----------    ----------    -----------    -----------
Net income.................................  $  657,829    $1,504,294    $ 1,923,484    $ 6,819,762
                                             ==========    ==========    ===========    ===========
Net income per share.......................  $     0.10    $     0.23    $      0.30    $      1.29
Weighted average number of shares of Common
  Stock and Common Stock Equivalents
  outstanding..............................   6,380,776     6,401,283      6,366,053      5,286,636

   See accompanying notes to the unaudited consolidated financial statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                    1997              1996
                                                                -------------     -------------
                                                                          (UNAUDITED)
Net cash (used) provided by operating activities............    $ (57,483,979)    $  77,442,628

INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (2,336,027)         (878,302)
                                                                -------------     -------------
     Net cash used in investing activities..................       (2,336,027)         (878,302)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................                         30,337,128
  Proceeds from exercise of options/warrants................           57,562            13,795
  Payments of IPO related and other capitalized fees........                         (1,735,669)
  Proceeds from drawdowns on warehouse line of credit.......                          1,048,568
  Proceeds (payments) on capital lease obligations..........          513,704            (9,916)
  Proceeds from drawdowns on excess servicing line of
     credit.................................................       18,500,000        12,800,000
  Payoff of excess servicing line of credit.................                        (12,800,000)
  Payoff of dealer participation line of credit.............                        (10,617,786)
  Paydown of commercial paper related to securitization.....     (340,500,000)     (291,000,000)
  Proceeds from issuance of commercial paper................      382,497,213       205,717,202
  Payoff of subordinated debt...............................                        (10,000,000)
  (Payments) proceeds on other debt.........................         (251,320)          697,994
                                                                -------------     -------------
     Net cash provided by (used in) financing activities....       60,817,159       (75,548,684)
                                                                -------------     -------------
     Increase in cash and cash equivalents..................          997,153         1,015,642
Cash and cash equivalents at beginning of period............          603,028         1,622,713
                                                                -------------     -------------
     Cash and cash equivalents at end of period.............    $   1,600,181     $   2,638,355
                                                                =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest.................................    $   4,818,269     $   5,756,121

   See accompanying notes to the unaudited consolidated financial statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K and Annual Report on Form 10-K/A and 10-Q's for the quarters ended March 31, 1997 and June 30, 1997, respectively.

NOTE 2 -- NEW ACCOUNTING PRONOUNCEMENT

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

NOTE 3 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consisted of the following:

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                1997              1996
                                                            -------------     ------------
        Contracts held for sale...........................   $ 62,313,172     $ 14,539,285
        Less Unearned interest............................      8,277,250        2,301,207
                                                             ------------     ------------
                                                               54,035,922       12,238,078
        Allowance for credit losses.......................       (270,180)         (61,190)
                                                             ------------     ------------
                                                               53,765,742       12,176,888
        Dealer participation..............................      1,264,708          385,186
                                                             ------------     ------------
        Total.............................................   $ 55,030,450     $ 12,562,072
                                                             ============     ============

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

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. As of September 30, 1997 the market value of RISAs approximated cost. Onyx retains the rights to service all contracts it securitizes.

     The following table presents the activity of the RISA.

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                            1997
                                                                      -----------------
        Balance December 31, 1996.................................      $  29,632,039
        Additions.................................................         30,460,000
        Amortizations.............................................        (17,827,695)
                                                                        -------------
        Ending balance............................................      $  42,264,344
                                                                        =============

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

                                                     SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                     ------------------     -----------------
        Estimated net undiscounted RISA
          earnings...............................       $ 66,725,529          $  41,493,370
        Off balance sheet allowance for losses...         20,043,780              8,415,871
        Discount to present value................          4,417,405              3,445,460
                                                        ------------          -------------
        Retained interest in securitized
          assets.................................       $ 42,264,344          $  29,632,039
                                                        ============          =============
        Outstanding balance of contracts sold
          through securitizations................       $595,527,550          $ 388,427,211
                                                        ============          =============

     Management believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Onyx Acceptance Corporation (the "Company" or "Registrant") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts ("Contracts") originated by franchised and select independent automobile dealerships within California, Arizona, Washington, Oregon, Idaho, Illinois, Indiana, Nevada and Florida. The Company focuses its efforts on acquiring Contracts that are secured by late model used and, to a lesser extent, new automobiles and entered into with purchasers whom the Company believes have a favorable credit profile. As of September 30, 1997, the Company had acquired over $1 billion in Contracts from 2,316 dealerships in California, Arizona, Washington, Oregon, Idaho, Illinois, Indiana, Nevada and Florida.

     The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past seven fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                       FOR THE QUARTERS ENDED
                     ------------------------------------------------------------------------------------------
                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                       1996        1996         1996            1996         1997        1997         1997
                     ---------   --------   -------------   ------------   ---------   --------   -------------
                                                       (DOLLARS IN THOUSANDS)
Contracts purchased
  during period....  $  73,343   $ 83,555     $  79,936       $ 83,006     $ 125,713   $145,548     $ 152,334
Average monthly
  purchases during
  period...........     24,433     27,852        26,645         27,669        41,904     48,516        50,778
Gain on Sale of
  Contracts........      5,325      4,175         4,325          4,303         3,776      4,300         6,938
Total revenue(1)...      6,775      6,353         6,303          5,790         7,223      8,711         9,551
Contracts
  Securitized
  during period....    100,500     85,013       120,000        100,000        90,000    121,676       149,600
Servicing Portfolio
  at period end....    266,251    317,054       359,104        400,665       478,440    564,922       649,563

---------------

(1) Total revenue is comprised of Net Interest Income, Servicing Fee Income and Gain on Sale of Contracts.

     Net income decreased from $1.5 million or $.23 per share in the third quarter of 1996 to $657,829 or $.10 per share in the third quarter of 1997. Net income for the nine month period ended September 30, 1997 decreased to $1.9 million or $.30 per share from $6.8 million or $1.29 per share for the like period of 1996. Due to the utilization of NOL carryforwards, third quarter 1996 income was not fully tax effected (effective tax rate of 19.7%). These carryforwards were not available to the Company in the third quarter of 1997, when the effective tax rate was 41.6%. Assuming a statutory effective tax rate of 41.6%, net income and net income per share for the third quarter 1996 would have been $1.1 million and $0.17 per share, respectively.

CONTRACTS PURCHASED AND SERVICING PORTFOLIO.

     The Company continued to experience significant growth in its purchased volume of Contracts. This growth was due to the continued penetration within existing markets during the third quarter. Purchased Contract volume increased to $152.3 million for the third quarter of 1997 from $79.9 million for the third quarter of 1996, representing an increase of 91%. For the nine month period ended September 30, 1997 purchased Contracts volume was $423.6 million compared to $236.8 million for the nine month period ending September 30, 1996. The Company's servicing portfolio at September 30, 1997 was $649.6 million compared to $359.1 million at September 30, 1996, an increase of 81%. Average Contracts serviced for the nine months ended September 30, 1997 were $518.9 million as compared to $337.5 million for the like period of 1996. Total revenues for the third quarter of 1997 were $9.6 million compared to $6.3 million for the same period of

1996. Total revenues for the nine months ended September 30, 1997 were $25.5 million as compared to $19.4 million for the nine month period ended September 30, 1996.

                             RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NET FINANCE REVENUE. Net finance revenue increased to $1.6 million for the quarter ended September 30, 1997 from $1.5 million for the same period in 1996. Net finance revenue for the nine month period ending September 30, 1997 increased by 14.4% to $3.8 million from $3.3 million for the like period of 1996. The period to period variances are primarily attributable to fluctuations in Contracts held for sale during each period.

     PROVISIONS FOR CREDIT LOSSES. During the quarter ended September 30, 1997, the provision for credit losses totaled $100,045 compared to $167,963 for the same period ended in 1996. Provision for credit losses for the nine month period ended September 30, 1997 were $604,639 compared to $142,893 for the period ended September 30, 1996. At September 30, 1997 Contracts held for sale were $55.0 million compared to $12.6 million at December 31, 1996.

     GAIN ON SALE OF CONTRACTS. The Company completed a $149.6 million securitization during the quarter ended September 30, 1997, resulting in a gain on sale of Contracts of $6.9 million compared to a securitization of $120.0 million for the third quarter of 1996, resulting in a gain on sale of $4.3 million. Gain on sale of Contracts for the nine months period ending September 30, 1997 was $15.0 million with sales of $361.3 million compared to $13.8 million with sales of $305.5 million for the nine month period ending September 30, 1996.

     SERVICING FEE INCOME. Servicing fee income increased to $1.0 million for the quarter ended September 30, 1997 from $476,562 for the quarter ended September 30, 1996. The increase was attributable to a significant increase in the size of the servicing portfolio from $359.1 million at September 30, 1996 to $649.6 million at September 30, 1997. Servicing fee income for the nine months ending September 30, 1997 was $6.6 million compared to $2.3 million for the nine months ending September 30, 1996.

     SALARIES AND BENEFITS EXPENSE. The Company incurred salary and benefit expenses of $4.6 million during the third quarter of 1997 compared with $2.3 million for the third quarter of 1996, an increase of 102%. This is attributable to staffing of additional auto finance centers, growth of the servicing portfolio and the fact that the number of employees at the Company increased from 156 at September 30, 1996 to 302 at September 30, 1997. Salary and benefit expenses for the nine month period ended September 30, 1997 were $12.4 million compared to $6.2 million for the nine months ending September 30, 1996.

     OTHER OPERATING EXPENSES. Other operating expenses increased by 93.8% to $2.9 million for the quarter ended September 30, 1997 from $1.6 million for the same period ended September 30, 1996. The increases are due to growth of the servicing portfolio, growth in activity related to Contracts purchased and the opening of new auto finance centers. Other operating expenses for the nine month period ending September 30, 1997 were $7.3 million compared to $3.6 million for the same period in 1996.

     NET INCOME. The Company posted net income of $657,829 for the quarter ended September 30, 1997 or $.10 per share compared to $1.5 million or $.23 per share for the same period of 1996. Due to the utilization of NOL carryforwards, third quarter 1996 income was not fully tax effected (effective tax rate of 19.7%). These carryforwards were not available to the Company in the third quarter of 1997, when the effective tax rate was 41.6%. Assuming a statutory effective tax rate of 41.6%, net income and net income per share for the third quarter 1996 would have been $1.1 million and $0.17 per share, respectively. For the nine months ended September 30, 1997, net income was $1.9 million compared to $6.8 million for the period ending September 30, 1996.

ASSET QUALITY

     At September 30, 1997, delinquencies for the Servicing Portfolio equalled 2.35% or $15.3 million as compared to 1.67% at September 30, 1996 or $6.0 million.

     Loan losses for the Servicing Portfolio as a percentage of average serviced loans outstanding decreased to 2.16% during the third quarter of 1997 compared to 2.28% for the third quarter of 1996. The portfolio, however, has sustained higher than expected levels of delinquencies and loan losses due to the continued recognition of loan losses on contracts purchased from dealerships, primarily out of the Company's North Hollywood office. The Company announced that the primary segment contributing to the higher than projected losses are those contracts originated from dealerships serviced by the North Hollywood office from July 1995 to July 1996. The Company expects the loans from this segment of the portfolio to contribute a disproportionate share of the overall loan losses of the Company through the fourth quarter of 1997. At September 30, 1997 off-balance sheet reserves as a percentage of contracts sold in securitizations increased to 3.37% from 3.27% at June 30, 1997.

                 DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                         FOR THE QUARTERS ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                             1997                    1996
                                                     --------------------     -------------------
                                                       NO.        AMOUNT       NO.        AMOUNT
                                                     -------     --------     ------     --------
                                                                (DOLLARS IN THOUSANDS)
Servicing portfolio................................   62,977     $649,563     33,879     $359,104
Delinquencies(1)(2)
  31-59 days.......................................      974        9,467        270        2,979
  60-89 days.......................................      296        2,904        136        1,554
  90+ days.........................................      264        2,920        128        1,461
Total..............................................    1,534       15,291        534        5,994
Total delinquencies as a percent of Servicing
  Portfolio........................................     2.44%        2.35%      1.58%        1.67%

---------------
(1) Delinquencies include principal amounts only.
(2) The period of delinquency is based on the number of days payments are contractually past due.

                  LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                                           FOR THE QUARTERS
                                                                          ENDED SEPTEMBER 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Period end contracts outstanding.......................................  $649,563     $359,104
Average servicing portfolio(1).........................................  $606,412     $337,513
Number of gross charge-offs............................................       603          298
  Gross charge-offs....................................................  $3,678.6     $2,264.2
  Net charge-offs(2)...................................................  $3,270.0     $1,927.0
Annualized net charge-offs as a percent of average servicing
  portfolio............................................................      2.16%        2.28%

---------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs, including cash held in spread accounts; (iv) settlements of hedging transactions; (v) operating expenses; (vi) income taxes; and (vii) interest expense. The capital resources available to the Company include: (i) net interest income during the warehousing period; (ii) contractual servicing fees; (iii) future servicing cash flows; (iv) settlements of hedging transactions; (v) sales of contracts in securitizations; and (vi) borrowings under its credit facilities.

     Cash used in operating activities was $57.5 million for the nine months ended September 30, 1997, compared to $77.4 million provided for the nine months ended September 30, 1996. The substantial increase in cash used in operating activities was attributable to the fact that for the nine month period ended September 30, 1997 Contract purchases exceeded Contracts sold in securitizations by $62.3 million. Cash used in investing activities was $2.3 for the three month period ended September 30, 1997 compared to $878,302 for the three month period ended September 30, 1996. Cash provided by financing activities was $60.8 million for the nine month period ended September 30, 1997, compared to $75.5 million used in financing activities for the nine month period ended September 30, 1996. Issuance of commercial paper was the primary source of cash provided by financing activities during the quarter ended September 30, 1997. The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $200 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by Capital Markets Assurance Corporation ("CapMAC") and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively. This facility provides funds to purchase Contracts. CapMAC provides credit enhancement to Triple-A by issuing surety bonds covering all principal and interest obligations owed by OAFC under a loan agreement with Triple-A. In February of 1996, the Company became party to a revolving credit facility with State Street Bank as Agent Bank (the "Revolving Credit Facility") under which the Company could (subject to borrowing base availability) borrow up to $20 million for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. During the quarter the Company negotiated an increase in this facility allowing it to borrow up to $30 million. Under the two year term of the Revolving Credit Facility, the available borrowings are based on the following collateral based formula. The Company may borrow up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables deemed eligible by the lenders or 75% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model. The Revolving Credit Facility converts from revolving loans to fully-amortizing two-year term loans on June 30, 1998 or earlier upon the occurrence of certain "credit triggers."

     SECURITIZATIONS. In September of 1997, the Company consummated a securitization in the amount of $149.6 million, with a pass-through rate of 6.35% and a net interest rate spread inclusive of all costs of 3.30%. As a result of this securitization, the Company realized a gain on sale of approximately $6.9 million.

     The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure. Further, the Company employs a hedging strategy which primarily includes the use of two-year Treasury securities forward agreements. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. As of October 31, 1997, the Company had in effect an interest rate hedge for $150 million which matures December 15, 1997 which the Company believes is adequate to cover its next securitization.

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

     LIQUIDITY. The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire Contracts; (ii) pay dealer participation; (iii) pay securitization costs including cash held in spread accounts; (iv) settle hedge transactions; (v) satisfy working capital requirements; (vi) pay operating expenses; (vii) pay income taxes; and (viii) pay interest expense. These cash requirements increase as the Company's volume of purchases of Contracts increases. A substantial portion of the Company's revenues in any period is represented by gain on sale of Contracts in such period but the cash underlying such revenues is received over the life of the Contracts. In addition, cash paid by the Company for dealer participation is not recovered at the time of securitizations, but over the life of the Contract. The Company has operated and expects to continue to operate on a negative cash flow basis as long as the volume of Contract purchases continues to grow. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions and sales of subordinated notes. No assurance can be given, however, that the Company will have access to the capital markets in the future for equity or debt issuances or for Securitizations, or that financing through borrowings or other means will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategy. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the Company's results of operations and financial condition.

     DEPENDENCE ON WAREHOUSE FINANCING. The Company depends on warehousing facilities with financial institutions to finance the purchase of Contracts pending securitization. The Company participates in a $200 million asset-backed commercial paper conduit program (the "CP Facility"), of which CapMAC is the program manager, to finance 95% of the purchase price of Contracts. The CP Facility expires in September 1999, subject to the requirement that the related liquidity facility provided by certain banks be extended annually. The Company currently has (subject to borrowing base availability) a $30 million secured revolving credit facility (the "Revolving Facility") with an institutional lender for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. The Revolving Facility converts on June 30, 1998 into fully-amortizing two-year term loans maturing in July 2000. The Company's business strategy will require continued availability of financing during the warehousing period. There can be no assurance that such financing will be available to the Company on favorable terms. The inability of the Company to arrange new warehousing credit facilities or to extend its existing credit facilities when they expire would have a material adverse effect on the Company's results of operations and financial condition. The continued availability of the CP Facility is subject to, among other things, maintenance of a target net yield, and compliance by the Company with certain financial covenants contained in the sale and servicing agreement between the Company, as seller, and OAFC, as purchaser. These covenants include a minimum ratio of tangible net worth to total liabilities plus tangible net worth, minimum operating cash flow, minimum amount of Contracts serviced by the Company and minimum cash on hand. There can be no assurance, however, that the Company will be able to comply with these covenants in the future. The continued availability of the Revolving Facility is subject to, among other things, substantially similar financial covenants to those of the CP Facility except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth, and is tested on the last day of every month. Additionally, the Company is subject under the documentation governing the Revolving Facility, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses and prepayments of Contracts included in a Securitization.

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

     *4.1      Specimen certificate representing shares of Common Stock of the Company.
     +4.2      Rights Agreement dated as of July 8, 1997, between the Company and American
               Stock Transfer and Trust Company, as Rights Agent (which includes the form of
               Certificate of Designation for the Series A Participating Preferred Stock and
               the form of Rights Certificate of the Company.
    *10.1      Form of Indemnification Agreement of the Company, a Delaware corporation.
    *10.2      Second Amended and Restated 1994 Stock Option Plan.
    *10.3      Form of Notice of Grant of Stock Option under Second Amended and Restated 1994
               Stock Option Plan.
    *10.4      Form of Stock Option Agreement under Second Amended and Restated 1994 Stock
               Option Plan.
    *10.5      Form of Stock Purchase Agreement under Second Amended and Restated 1994 Stock
               Option Plan.
    *10.6      1994 Special Performance Option Grant Plan.
    *10.7      Form of Notice of Grant of Stock Option under 1994 Special Performance Option
               Grant Plan.
    *10.8      Form of Stock Option Agreement under 1994 Special Performance Option Grant
               Plan.
    *10.9      Form of Stock Purchase Agreement under 1994 Special Performance Option Grant
               Plan.
    *10.10     Second Amended and Restated Loan and Security Agreement between Onyx
               Acceptance Corporation and ContiTrade Services Corporation dated as of April
               17, 1995.
    *10.11     Letter Agreement between Onyx Acceptance Corporation and ContiTrade Services
               Corporation regarding extension of the Dealer Participation Note Purchase
               Facility and the Spread Account Deposit Note Purchase Facility dated August 7,
               1995.
    *10.12     Letter Agreement between Onyx Acceptance Corporation and ContiTrade Services
               L.L.C. regarding extension of Contract Purchase Facility dated as of November
               22, 1995.
    *10.13     Third Amendment to Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27, 1995.
    *10.14     Warrant to purchase Common Stock in favor of ContiTrade Services Corporation from Onyx Acceptance Corporation dated as of February 1, 1994.
    *10.15     First Amendment to Co-Sale and First Refusal Agreement between and among Onyx
               Acceptance Corporation, ContiFinancial Services Corporation, the Investors and
               Managers, as defined therein, dated as of February 1, 1994.
    *10.16     First Amendment to and Waiver of Certain Provisions of Investors' Rights
               Agreement between Onyx Acceptance Corporation, ContiFinancial Services
               Corporation, the Investors and the Management Holders, as defined therein, dated as of February 1, 1994.
    *10.17     Senior Subordinated Note and Warrant Purchase Agreement between and among Onyx
               Acceptance Corporation, Capital Resource Lenders II, L.P. and Dominion Fund
               III, L.P., dated as of November 17, 1994.
    *10.18     Senior Subordinated Note due 1999 in favor of Capital Resource Lenders II,
               L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.
    *10.19     Senior Subordinated Note due 1999 in favor of Dominion Fund III, L.P. from
               Onyx Acceptance Corporation dated as of November 17, 1994.
    *10.20     Warrant to purchase Common Stock in favor of Capital Resource Lenders II, L.P.
               from Onyx Acceptance Corporation dated as of November 17, 1994.
    *10.21     Warrant to purchase Common Stock in favor of Dominion Fund III, L.P. from Onyx
               Acceptance Corporation dated as of November 17, 1994.

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

    *10.84     Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx
               Acceptance Corporation.
    *10.85     1996 Stock Option/Stock Issuance Plan. 11.1 Computation of Earnings per Share.
   **10.86     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1996-2 Grantor Trust.
   **10.87     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1996-2 Grantor Trust.
   **10.88     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1996-3 Grantor Trust.
  ***10.89     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1996-3 Grantor Trust.
  ***10.90     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1996-4 Grantor Trust.
  ***10.91     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1996-4 Grantor Trust.
 ****10.92     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1997-1 Grantor Trust.
 ****10.93     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1997-1 Grantor Trust.
    #10.94     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1997-2 Grantor Trust
    #10.95     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated in connection with
               1997-2 Grantor Trust.
   ##10.96     Form of Pooling and Servicing Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Bankers Trust Company in
               connection with 1997-3 Grantor Trust.
   ##10.97     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch Pierce, Fenner and Smith Incorporation in connection with
               1997-3 Grantor Trust.
     11.1      Computation of Earnings
     27.1      Financial Data Schedule.

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

  *** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-10461).

 **** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-16601).

***** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-22301).

   # Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-28893).

  ## Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-33471)

     + Incorporated by reference from the Company's Current Report on Form 8-K dated July 8, 1997.

     (b) REPORTS ON FORM 8-K

     Form 8-K dated July 8, 1997. Item 5 containing disclosure regarding the adoption of the Company's shareholders' rights plan.

     Form 8-K dated August 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of August 15, 1997 for the Onyx Acceptance Grantor Trust 1997-1.

     Form 8-K dated September 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of September 15, 1997 for the Onyx Acceptance Grantor Trust 1997-1.

     Form 8-K dated October 26, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of October 15, 1997 for the Onyx Acceptance Grantor Trust 1997-1.

     Form 8-K dated August 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of August 15, 1997 for the Onyx Acceptance Grantor Trust 1997-2.

     Form 8-K dated September 28, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of September 15, 1997 for the Onyx Acceptance Grantor Trust 1997-2.

     Form 8-K dated October 30, 1997. Item 5 providing the Distribution Date Statement for Distribution Date of October 15, 1997 for the Onyx Acceptance Grantor Trust 1997-2.

     Form 8-K dated October 30, 1997. Item 5 providing the Distribution Date Statement for Distribution Date at October 15, 1997 for the Onyx Acceptance Grantor Trust 1997-3.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ONYX ACCEPTANCE CORPORATION
Date: November 13, 1997


By:            JOHN W. HALL
    ----------------------------------
               John W. Hall
       Chief Executive Officer and
                President


By:            DON P. DUFFY
    ----------------------------------
               Don P. Duffy
       Executive Vice President and
       Principal Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT NO.                                        DESCRIPTION
  -----------         --------------------------------------------------------------------------
      11.1            Computation of Earnings Per Share
      21.1            Subsidiaries of the Registrant
      27.1            Financial Data Schedule