Form 10-K
period 1997-12-31
ONYX ACCEPTANCE CORP
filed 1998-03-31
CIK 1006614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK ($0.01 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ].

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the Company's Common Stock as of the closing of the market on March 13, 1998 was 6,026,563. The registrant does not have different classes of Common Stock. Based on the closing sale price of $10 1/8, the registrant's Common Stock as quoted on the Nasdaq National Market on March 13, 1998, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $29,678,491 on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant's outstanding Common Stock are deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference: Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 20, 1998, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

================================================================================

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
     Item 1.   Business....................................................       1
     Item 2.   Properties..................................................      16
     Item 3.   Litigation..................................................      16
     Item 4.   Submission of Matters to a Vote of Security Holders.........      16

PART II
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholders Matters -- Price Range of Common Stock and
               Dividend Policy.............................................      16
     Item 6.   Selected Financial Data.....................................      17
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................      18
     Item 8.   Financial Statements and Supplementary Data.................      26
     Item 9.   Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure....................................      26

PART III
     Item 10.  Directors and Executive Officers of the Registrant..........      26
     Item 11.  Executive Compensation......................................      26
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management..................................................      26
     Item 13.  Certain Relationships and Related Transactions..............      26

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................      27

                                       (i)

                                    PART I.

  Forward-Looking Statements

     When used throughout this Annual Report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business, and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the automobile finance industry, the effect of economic conditions, and the availability of capital to finance planned growth, are described but are not limited to those disclosed in this Annual Report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors". Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 1. BUSINESS

GENERAL

     Onyx Acceptance Corporation ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships in 18 states, and to a lesser extent the origination of motor vehicle loans on a direct basis to consumers throughout the United States (collectively the "Contracts"). The Company focuses its efforts on acquiring Contracts secured by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase, origination and servicing of Contracts in February 1994, the Company has purchased or originated in excess of $1.2 billion in Contracts from over 2,800 dealerships and has expanded its operations from a single office in Irvine, California to ten auto finance centers (the "Auto Finance Centers") serving most regions of the United States.

     The Company has significantly expanded its customer base of automobile dealerships, and has substantially increased both monthly Contract purchases and originations and the size of its servicing portfolio. The number of active dealerships increased from 1,471 at December 31, 1996 to 2,846 at December 31, 1997, and the annual volume of Contracts purchased or originated increased from $319.8 million for the year ended December 31, 1996 to $605.9 million for the year ended December 31, 1997. As a result, the servicing portfolio grew from an outstanding balance of $400.7 million as of December 31, 1996 to $757.3 million as of December 31, 1997. Of the Contracts purchased or originated by Onyx through December 31, 1997, $949.5 million, or 78%, were secured by used motor vehicles and $261.4 million, or 22%, were secured by new motor vehicles. For the twelve month period ended December 31, 1997, the average initial principal balance, the weighted average interest rate and the weighted average term of Contracts purchased or originated by the Company that were secured by motor vehicles were $12,066, 14.59% and 57.0 months, respectively.

     The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization of and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future servicing cash flows and earns servicing fees from the trusts in the amount of one percent per annum of the outstanding principal balance of the Contracts securitized. Before the Company receives distributions of future servicing cash flow on any given securitization, the Company is required to apply the cash flow from the trust to fund the spread account for that particular securitization up to a predetermined level required by MBIA, Inc. ("MBIA") in connection with its Financial Guarantee Insurance Policy. (1)

---------------

(1) Effective February 17, 1998 MBIA acquired all of the outstanding stock of Capital Markets Assurance Corporation ("CapMAC") through a merger with its parent CapMAC Holdings, Inc. All references to MBIA, if pertaining to activities of Onyx prior to February 17, 1998 will refer to services provided by CapMAC.

BACKGROUND

     The Company was founded in August 1993 by a team of executives from Western Financial Savings Bank ("WFS"), where they served together in key management positions responsible for the major aspects of prime auto lending, including underwriting, servicing, information systems implementation, interest rate management, securitizations and dealer center management.

     The Company was initially capitalized by three venture capital firms in November 1993. During February 1994, the Company obtained a $75 million revolving credit facility and began building its portfolio of prime quality Contracts secured by new and used motor vehicles. Within eight months following this initial purchase of Contracts, the Company replaced that facility with a $100 million commercial paper facility with improved terms (which has been subsequently increased to $200 million) and successfully completed a publicly underwritten AAA/Aaa rated securitization. Within its first four years of operations, Onyx has expanded to ten Auto Finance Centers, purchased or originated over $1.2 billion in Contracts, has completed ten AAA/Aaa rated publicly underwritten securitizations, and has contracted for credit facilities which, in the aggregate, as of December 31, 1997, provide Onyx with over $230 million in borrowing capacity.

MARKET AND COMPETITION

     Competition in the field of financing retail motor vehicles sales is intense. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than the Company and may have a significantly lower cost of funds. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing or services not provided by the Company. Furthermore, during the past four years, a number of automobile finance companies have completed public offerings of common stock, the proceeds from which are to be used, at least in part, to fund expansion and finance increased purchases of Contracts. However, in the past year, many of those auto finance companies have experienced significant liquidity and performance challenges due to the intense competition. The Company's ability to compete successfully depends largely upon its relationships with dealerships and the willingness of dealerships to offer those Contracts that meet the Company's underwriting criteria. There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves.

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

BUSINESS STRATEGY

     The Company's principal objective remains to become one of the leading sources of auto lending in the United States by leveraging the experience of its senior management team in this industry. The Company seeks to attain and increase profitability through the implementation of the following strategies:

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

          Localized Dealership Service. The Company provides a high level of service to its dealership base by marketing, underwriting, purchasing and servicing Contracts on a local level through its Auto Finance Centers. The Company locates its Auto Finance Centers in geographic areas of high dealership concentration to facilitate personal service in the local markets, including consistent buying practices, operations open seven days a week, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of Contract applications. This personal service is provided by a team of experienced account managers (the "Account Managers") with an established reputation for responsiveness and integrity who call on dealerships in a consistent and professional manner. The Company believes that its local presence and service provide the opportunity to build strong and lasting relationships with dealerships.

          Expansion of Dealership Customer Base. The Company believes that it can establish active relationships with a substantial percentage of franchised dealerships in the regions in which it does business through its ten existing Auto Finance Centers and can access additional franchise dealerships in other states with the additional centers it expects to add during 1998.

          Maintenance of Underwriting Standards and Portfolio Performance. The Company has developed an underwriting process that is designed to achieve attractive yields while minimizing delinquencies and losses. Based on its belief that a credit scoring system is a less effective means of assessing credit risk, the Company employs experienced credit managers (the "Credit Managers") in the local Auto Finance Centers to purchase Contracts satisfying the underwriting criteria developed by the Company. The Company's Credit Managers are compensated, in part, upon the quality of underwriting of the Contracts they approve. To further monitor the integrity of the underwriting process, management regularly tracks the delinquency and loss rates of Contracts purchased by each Credit Manager and reviews Contracts against the Company's underwriting standards shortly after they have been purchased.

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

          Liquidity Through Warehousing and Securitizations. The Company's strategy is to complete securitizations on a regular basis and to use warehousing credit facilities provided by institutional lenders, including a $200 million asset-backed commercial paper conduit to fund Contracts prior to securitization. To fund dealer participation and finance daily operations, the Company relies to a significant extent on a $30 million facility secured by the Company's retained interest in securitized assets ("RISA"). The Company also utilizes both securitization and hedging strategies to leverage its capital efficiently and substantially reduce its interest rate risk, while also limiting its credit loss exposure on Contracts sold.

     In an effort to expand and diversify its liquidity relationships, the Company during the first quarter of 1998 added an additional warehousing credit facility in the amount of $100 million and an additional credit facility in the amount of $50 million secured by RISA.

OPERATIONS

     Dealership Marketing and Service. Currently, the Company has ten Auto Finance Centers located in the following regions:

California                                      Arizona                 South Florida
  Sacramento and San Francisco Bay Area         Phoenix                 Deerfield Beach
  Orange County and Metropolitan Los Angeles
  North Los Angeles and Ventura Counties        Washington              Illinois
  Riverside and San Bernardino Counties         Seattle                 Chicago
  San Diego County                              Nevada
                                                Las Vegas

     As of December 31, 1997 the Company had 2,846 active dealerships in its dealership customer base located in these regions. Of these 2,846 dealerships, approximately 90% are franchised and approximately 10% are independent used automobile dealerships. The Company believes that franchised and select independent automobile dealerships are most likely to provide the Company with Contracts that meet the Company's underwriting standards.

     The following table sets forth information about the Company's Contracts and Auto Finance Centers as of the dates indicated:

                                                           FOR THE YEARS ENDED
                                        ---------------------------------------------------------
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1994           1995           1996           1997
                                        ------------   ------------   ------------   ------------
                                                         (DOLLARS IN THOUSANDS)
Number of Auto Finance Centers........          4               5              9             10
Number of Contracts purchased.........      7,619          16,571         26,244         50,214
Dollar volume of Contracts............    $85,723        $199,397       $319,840       $605,905
Average dollar volume of Contracts per
  Auto Finance Center.................    $21,430        $ 39,879       $ 35,538       $ 60,591
Number of Active Dealerships..........        380             769          1,471          2,846

     The Company's growth objectives over the next 12 months are to open additional Auto Finance Centers in metropolitan areas within the United States and to further develop relationships with existing franchised dealerships in the states where the Company is currently doing business.

     The Account Managers work from the Auto Finance Centers to solicit, enroll and educate new dealerships as well as to maintain relationships with the Company's existing dealership customer base. Each Account Manager visits finance managers at each targeted dealership in his or her territory and presents information about the Company's dealership services. The Company's services include service hours seven days a week and the ability to rapidly respond to credit applications. The Account Managers educate the finance managers about the Company's underwriting philosophy, including its preference for prime quality Contracts secured by late model used motor vehicles and its practice of using experienced Credit Managers (rather than sole reliance upon computerized scoring systems) to review applications.

     The Account Managers also advise the dealership finance managers regarding the Company's commitment to serve a broad scope of qualified borrowers through its three prime auto lending programs: the "Premier", the "Preferred," and the "Standard" Programs. The Premier Program allows the Company to market lower interest rates in order to capture customers of superior credit quality. The Preferred Program allows the Company to offer Contracts at higher interest rates to borrowers with proven credit quality. The Standard Program allows the Company to assist qualified borrowers, who may have experienced previous credit problems or have not yet established a significant credit history, at interest rates higher than the Company's other programs.

     The Company enters into a non-exclusive dealership agreement containing certain representations by the dealership about the Contracts. After this relationship is established, the Account Managers continue to actively monitor the relationship with the objective of maximizing the volume of applications meeting the

Company's underwriting standards. Due to the non-exclusive nature of the Company's relationships with dealerships, the dealerships retain discretion to determine whether to seek financing from the Company for a customer seeking to finance a vehicle purchase. The Account Managers regularly telephone and visit finance managers to reinforce to them the Company's objectives and to answer any questions they may have. To increase the effectiveness of these contacts, the Account Managers can obtain from the Company's management information systems real-time information listing by dealership the number of applications submitted, the Company's response and the reasons why a particular application was rejected. The Company believes that the personal relationships its Account Managers, Credit Managers and Auto Finance Center Managers establish with the finance managers are an important factor in creating and maintaining productive relationships with its dealership customer base.

UNDERWRITING AND PURCHASING OF CONTRACTS

     The Company's underwriting standards are applied by experienced Credit Managers with a personal, hands-on analysis of the creditworthiness of each applicant, rather than sole reliance upon credit scoring systems used by several of the Company's competitors. The Company believes that credit scoring systems may approve applicants who are in fact not creditworthy while denying credit to others who may have acceptable credit risk for the interest rate being charged. In addition, the Company believes that it can enhance the relationship with its dealership and consumer customer base by having its Credit Managers utilize a rules/exception based credit/audit system to personally review each application and communicate to the submitting dealership or in the case of contracts originated by Onyx, communicate to the consumer the results of the review, including the reasons why a particular application may have been declined. This practice encourages the dealerships' finance managers to submit Contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency.

     In order to ensure consistent application of its underwriting standards as its volume of Contract purchases increases, the Company trains its Credit Managers internally by requiring each of them to review Contracts recently purchased by more experienced Credit Managers.

     The underwriting process begins when an application is telecopied by a dealership or in the case of Contracts originated by Onyx, the application received from the Obligor by mail or telephonically, to a central toll-free number, at the corporate headquarters where it is input into the Company's front end application processing system. The application sets forth the applicant's income, liabilities, credit and employment history, proposed downpayment and provides a description of the financed vehicle. Each application is evaluated by a Credit Manager in the local Auto Finance Center, or in the Irvine office in the case of Contracts originated by Onyx, using uniform underwriting standards developed by the Company. These underwriting standards are intended to assess the applicant's ability to timely repay all amounts due under the Contract and the adequacy of the financed vehicle as collateral. Among the criteria considered by the Credit Managers in evaluating each application are: (i) stability of the applicant with specific regard to his or her occupation, length of employment and length of residency; (ii) the applicant's payment history;
(iii) a debt service-to-gross monthly income ratio test (generally not to exceed 45%); (iv) the proposed downpayment for the financed vehicle; (v) the principal amount of the Contract taking into account the age, type and market value of the financed vehicle; and (vi) a payment to income ratio test generally not to exceed 15%. To evaluate credit applications, the Company reviews on-line information, including reports of credit reporting agencies provided by Experian, Equifax and TransUnion, nationally recognized vehicle valuation services and ownership of real estate listed on an application. Under the Company's credit policies and procedures, Contracts of more than $50,000 require the approval of an Executive Vice President, a qualified Regional Manager, or the Chief Credit Officer and more than $75,000 require approval of the Chief Executive Officer. The Company's wide area network permits a Credit Manager in any Auto Finance Center or the corporate headquarters to access an application on a real-time basis. This computer network enables senior management to efficiently review and approve Contracts requiring approval and permits the Company to seamlessly shift underwriting work among any of the Auto Finance Centers to increase operating efficiency. Finally, the Company's computer network permits real-time review by senior management of operating results sorted by any number of variables, including by Credit Manager, Auto Finance Center, or auto dealership.

     The funds advanced by the Company to purchase a Contract generally do not exceed: (i) for a new financed vehicle, the dealer's invoice plus taxes, title and license fees, any extended warranty and credit insurance; or (ii) for a used financed vehicle, the wholesale value assigned by a nationally recognized vehicle valuation service value guide, plus taxes, title and license fees, any extended warranty and credit insurance. However, the actual amount advanced for a Contract may be often less than the maximum permissible amount depending on a number of factors, including the length of the Contract term and the make, model and year of the financed vehicle. These adjustments are made to verify that the financed vehicle constitutes adequate collateral to secure the Contract. Contracts purchased or originated in 1997 had an average loan to value ratio of 1.01% which the Company believes is one of the lowest in the industry.

     Once review of an application is completed, the Credit Manager communicates his or her decision to the dealership, or in the case of Contracts originated by Onyx, by phone or otherwise, specifying approval, conditional approval (such as an increase in the downpayment, reduction in the term of the financing, or the addition of a co-signer to the Contract), or denial. During 1997, the Company approved or conditionally approved approximately 41% of the applications it received and was selected by the dealerships to fund approximately 41% of those approved applications.

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

     The Auto Finance Center purchasing the Contract funds the purchase and pays any dealer participation. The dealership can receive 100% of the dealer participation at purchase and the Company is entitled to recover from the dealership over the life of the Contract the unearned portion of the dealer participation in the event of a prepayment of the purchased Contract or repossession of the Financed Vehicle. The Company also offers three "shared commission" methods, in which the dealership can elect to receive 70%, 60% or 50% of the dealer participation at the time of purchase (the 50% participation program is used with select independent used car dealerships only). The participation is paid via check or electronic funds transfer. With shared commission programs, the Dealership is under no obligation to refund any unearned participation if the contract pre-pays after 120, 90 or 180 days respectively, of its purchase date.

     The Company conducts a post-funding credit review of a majority of its Contracts. In the review, the approved application is reexamined to be certain it complies with the Company's underwriting requirements. The results of these reviews are then reviewed by senior management to ensure consistent application of the Company's underwriting standards.

     The Company employs a compensation system for its Credit Managers, Account Managers and Auto Finance Center Managers designed to reward those employees whose Contract purchases meet the Company's volume and yield objectives while preserving credit quality. Generally, these bonuses, which are payable monthly, may constitute up to 40% of an individual's compensation and are initially calculated based on the volume of Contracts purchased and the yield on such Contracts. This bonus amount is reduced if the Company's post-funding credit review reveals that these purchased Contracts did not satisfy the Company's underwriting standards. Under this system, 50% of the bonus payment is based on attainment of account manager/credit manager team objectives and 50% is based on attainment of the Auto Finance Center objectives. The Company believes this incentive compensation system motivates employees to purchase only those prime quality Contracts that meet the Company's objectives of increasing volume at targeted yields while preserving credit quality.

     The following table sets forth information about the Company's Contracts as of the dates indicated:

                                                           FOR THE YEARS ENDED
                                        ---------------------------------------------------------
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1994           1995           1996           1997
                                        ------------   ------------   ------------   ------------
Contracts purchased or originated
  during the period (Dollars in
  thousands)..........................    $85,723        $199,397       $319,840       $605,905
Average Contract amount...............    $11,251        $ 12,033       $ 12,187       $ 12,066
Weighted average initial term
  (months)............................       54.3            55.5           56.2           57.0
Weighted average A.P.R................      14.01%          15.00%         14.69%         14.59%
Percentage of Contracts secured by new
  Motor Vehicles purchased during the
  period..............................      27.79%          19.91%         21.47%         21.32%
Percentage of Contracts secured by
  used Motor Vehicles purchased during
  the period..........................      72.21%          80.09%         78.53%         78.68%

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

     To automate its collection procedures, Onyx uses features of the computer system of its third party service bureau, Online Computer Systems, Inc. ("OCS") to provide tracking and notification of delinquencies. The collection system provides relevant Obligor information (for example, current addresses, phone numbers and loan information) and records of all Contracts. The system also records an Obligor's promise to pay and affords supervisors the ability to review collection personnel activity and to modify collection priorities with respect to Contracts. Onyx utilizes a predictive dialing system located at the Irvine Collection Center to make phone calls to Obligors whose payments are past due by more than eight days but less than 30 days. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of Obligors from a file of records extracted from the Onyx database. By eliminating time wasted on attempting to reach Obligors, the system gives a single collector, on average, the ability to speak with and work 200 to 250 accounts per day. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all Obligors who cannot be reached by telephone.

     Once an Obligor is 20 days or more delinquent, these accounts are assigned to specific collectors at the Irvine Collection Center who have primary responsibility for such delinquent accounts until they are resolved. To expedite collections from late paying Obligors, Onyx uses Western Union "Quick Collect," which allows an Obligor to pay at numerous locations any late payments which are in turn wired daily to Onyx's lockbox account by Western Union. Onyx also uses an automatic payment system that allows an Obligor to authorize Onyx to present a draft on the Obligor's bank account directly to the Obligor's bank for payment to Onyx.

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

MODIFICATIONS AND EXTENSIONS

     Onyx offers certain credit-related extensions to Obligors. Generally, these extensions are offered only when (i) Onyx believes that the Obligor's financial difficulty has been resolved or will no longer impair the Obligor's ability to make future payments, (ii) the extension will result in the Obligor's payments being brought current, (iii) the total number of credit-related extensions granted on the Contract will not exceed three and the total credit-related extensions granted on the Contract will not exceed three months in the aggregate, (iv) there has been no more than one credit-related extension granted on the Contract in the immediately preceding twelve months, and (v) Onyx (or its assignee) had held the Contract for at least six months. Any deviation from this policy requires the concurrence of a Collection Supervisor and Onyx's Collection Manager and the Executive Vice President, Collections. The total number of deferments for 1997 was less than 3% of the number of Contracts in the Servicing Portfolio at December 31, 1997 compared to 5.0% of the number of Contracts in the Servicing Portfolio at December 31, 1996.

INSURANCE

     Each Contract requires the Obligor to obtain comprehensive and collision insurance with respect to the related financed vehicle with Onyx named as a loss payee. In the event that the Obligor fails to maintain the required insurance, however, Onyx has purchased limited comprehensive and collision insurance, referred to as the "Blanket Insurance Policy" coverage. The Blanket Insurance Policy provides Onyx with protection on each uninsured or underinsured Financed Vehicle against total loss, damage or theft. Onyx has obtained its Blanket Insurance Policy from United Financial Casualty Company ("UFCC"), which is rated "A" by A.M. Best & Co. For the Blanket Insurance Policy, Onyx is assessed a premium based on the size of the servicing portfolio. The insurer under the Blanket Insurance Policy is required to settle any claim complying with the policy conditions within 60 days from the date reported. Onyx contracted with UFCC in April, 1997 to provide insurance tracking services which the Company believes will reduce its exposure to uninsured motorists.

FINANCING AND SALE OF CONTRACTS

     The Company finances acquisition of Contracts primarily with the credit facilities and through securitizations.

     CP Facility. The Company is party to a $200 million auto loan warehousing program with Triple-A One Funding ("Triple A") used to fund purchases or origination of Contracts. Triple-A is a commercial paper asset-backed conduit lender sponsored by MBIA and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively. MBIA provides credit enhancement to Triple-A by issuing the CP Financial Guarantee Insurance Policy covering all principal and interest obligations owed by the Company related to borrowings under the CP Facility. The Company uses the Contracts as collateral to borrow from Triple-A. The advance rate is 98% of the adjusted eligible contract balance of each Contract and is subject to reduction by MBIA if the net yield on the Company's Contract portfolio falls below a target net yield. The CP Facility term as amended is for a three-year period ending in September 1998, subject to the annual renewal of a liquidity facility provided by several financial institutions. After maturity in September 1998, the CP Facility is subject to annual renewals upon mutual consent of the parties.

     Revolving Facility. The Company is party to a collateralized revolving line of credit with an institutional lender for up to $30 million for working capital and other expenditures for which the Company's CP Facility is not otherwise available. Under the Revolving Facility, Onyx may (subject to borrowing base availability) borrow and repay during the two-year revolving period up to $30 million based on the following collateral-based formula: up to the lesser of 65% of the net book value of the Company's excess servicing and trust receivables of the securitizations deemed eligible by the lenders or up to 75% of the value of such excess servicing and trust receivables determined by such lenders in accordance with their collateral valuation model. The Revolving Facility contains affirmative, negative and financial covenants typical of such credit facilities.

     Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

     Securitization. Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. In October 1994, the Company commenced a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated, asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $527.3 million in 1997.

     The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase contracts, thereby creating availability for the purchase of additional Contracts. Since 1994, the Company has securitized $1.1 billion of its Contracts in ten separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor trust which issued pass-through certificates in an amount equal to the aggregate principal balance of the Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty issued by MBIA, which issues a financial guarantee insurance policy (the "Financial Guarantee Insurance Policy") insuring the payment of principal and interest due on the asset-backed securities. Additionally, a spread account is created which provides a source of cash to reimburse MBIA for claims made, if any, under the financial guarantee insurance policy issued with respect to the Company's securitizations.

     The spread account is generally initially funded with a cash deposit made by the Company either from working capital or from an advance under the Revolving Facility or with the purchase of a reinsurance policy, and thereafter, with interest collected on the Contracts that exceeds the interest payable to holders of the certificates, the monthly servicing fees and certain other amounts. Funds can be withdrawn from the spread account to reimburse MBIA for draws on the financial guarantee insurance policy. To date, no such draws have been required. The Company is entitled to receive future servicing cash flows from the spread account to the extent the amounts deposited exceed predetermined required minimum levels. After such levels are reached, the future servicing cash flows are distributed to the Company in the absence of a default.

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

     The Company appointed Merrill Lynch & Co. in May 1994 as lead manager for its securitizations and Merrill Lynch & Co. has been the sole lead manager on all of the Company's transactions through year end 1997.

GOVERNMENT REGULATION

     The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations. The Company is required to comply with the laws of those states in which it conducts operations.

     Consumer Protection Laws. Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state's adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code (the "UCC") and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contracts obligors) on the basis of race, color, sex, age (provided the applicant has the capacity to contract), marital status, religion, national origin, the fact that all or part of the applicant's income derives from a public assistance program, or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The rules of the Federal Trade Commission (the "FTC") limit the types of property a creditor may accept as collateral to secure a consumer loan and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the FTC's rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's guide which explains any applicable warranty coverage for such vehicles. Also, some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, these provisions could affect the Company's ability to enforce Contracts it purchases.

EMPLOYEES

     The Company employs personnel experienced in all areas of loan originations, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal crossover of duties. At December 31, 1997, the Company had 319 full-time employees, none of whom were covered by collective bargaining agreements. The Company believes it has good relationships with its employees.

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

     LIQUIDITY. The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire Contracts; (ii) pay dealer participation; (iii) pay securitization costs and fund spread accounts; (iv) settle hedge transactions; (v) satisfy working capital requirements and pay operating expenses; and (vi) pay interest expense. These cash requirements increase as the Company's volume of purchases or originations of Contracts increases. A substantial portion of the Company's revenues in any period is represented by gain on sale of Contracts in such period but the cash underlying such revenues is received over the life of the Contracts. In addition, cash paid by the Company for dealer participation is not recovered at the time of securitizations, but over the life of the Contract. The Company has operated and expects to continue to operate on a negative cash flow basis as long as the volume of Contract purchases continues to grow. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. No assurance can be given, however, that the Company will have access to the capital markets in the future for equity or debt issuances or for securitizations, or that financing through borrowings or other means will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategy. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     DEPENDENCE ON WAREHOUSE FINANCING. The Company depends on warehousing facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. The Company participates in a $200 million asset-backed commercial paper conduit program (the "CP Facility"), of which MBIA is the program manager, to finance 98% of the purchase price of Contracts. The CP Facility expires in September 1998, subject to the requirement that the related liquidity facility provided by certain banks be extended annually. The Company currently has (subject to borrowing base availability) a $30 million secured revolving credit facility (the "Revolving Facility") with an institutional lender for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. The Revolving Facility, unless extended, converts on June 30, 1998 into fully-amortizing two-year term loans maturing on June 29, 2000. The Company's business strategy will require continued availability of financing during the warehousing period. There can be no assurance that such financing will be available to the Company on favorable terms. The inability of the Company to arrange new warehousing credit facilities or to extend its existing credit facilities when they expire would have a material adverse effect on the Company's results of operations and financial condition.

     The continued availability of the CP Facility is subject to, among other things, maintenance of a target net yield, and compliance by the Company with certain financial covenants contained in the sale and servicing agreement between the Company, as seller, and the Company's wholly owned special purpose finance subsidiary, OAFC as purchaser. These covenants include a minimum ratio of tangible net worth to total liabilities plus tangible net worth, minimum operating cash flow, minimum amount of Contracts serviced by the Company and minimum cash on hand.

     The continued availability of the Revolving Facility is subject to, among other things, substantially similar financial covenants to those of the CP Facility except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth, and is tested on the last day of every month. Additionally, the Company is subject under the documentation governing the Revolving Facility, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a Securitization.

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

     DEPENDENCE ON CREDIT ENHANCEMENT. Since inception, through December 31, 1997 each of the Company's securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to the Company. MBIA is not required to insure future securitizations nor is the Company restricted in its ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. There can be no assurance that the Company will be able to obtain credit enhancement in any form from MBIA or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. The Company also relies on MBIA's financial guarantee insurance policy to reduce its borrowing cost under the "A-1/P-1" rated CP Facility. A downgrading of MBIA's credit rating or MBIA's withdrawal of credit enhancement could result in higher interest costs for future Company securitizations and financing costs during the Warehousing period. Such events could have a material adverse effect on the Company's results of operations and financial condition.

     INTEREST RATE RISK. The Company's profitability is largely determined by the difference, or "spread," between the effective rate of interest received by the Company on the Contracts acquired by the Company and the interest rates payable under its credit facilities during the warehousing period or for certificates issued in securitizations. Several factors affect the Company's ability to manage interest rate risk. First, the Contracts are purchased at fixed interest rates, while amounts borrowed under the Company's credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. The Company's policy is to increase the buy rates it posts with dealerships or to increase rates it uses to solicit to consumers for Contracts in response to increases in its cost of funds during the warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by its competitors may limit the Company's ability to pass through its increased costs of warehousing financing. Second, the spread can be adversely affected after a Contract is purchased and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. The CP Facility permits the Company to select maturities of up to 270 days for commercial paper issued under the CP Facility. Third, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased by the Company have fixed rates, the Company bears the risk of spreads narrowing because of interest-rate increases during the period from the date the Contracts are purchased until the closing of its securitization of such Contracts. The Company employs a hedging strategy that is intended to minimize this risk which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for its securitizations. There can be no assurance, however, that this strategy will consistently or completely offset adverse interest-rate movements during the warehousing period or that the Company will not sustain losses on hedging transactions. The Company's hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company's gains on sales of Contracts and results of operations could be adversely affected. In addition, to the extent that the interest rates charged on Contracts sold in a securitization with a pre-funding structure decline below the rates prevailing at the time that the securitization closed the Company has some interest rate exposure to falling interest rates during the pre-funding period. Such a rate decline would reduce the interest rate spread because the interest rate on the certificates would remain fixed. This, in time, would negatively impact the gains on sale of Contracts and the Company's results of operations.

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

     The gain on sale of Contracts recognized by the Company in each securitization and the value of the RISA in each transaction reflects management's estimate of future credit losses and prepayments for the Contracts included in that securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceeded those estimated, the value of the RISA would be impaired. The Company periodically reviews its credit loss and prepayment assumptions relative to the performance of the securitized contracts and to market conditions. If necessary, the Company would adjust the value of the RISA by making a charge to servicing fee income. However, the Company's results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceeded anticipated levels. Further, any write down of RISA would reduce the amount available to the Company under the Revolving Facility, thus requiring the Company to pay down amounts outstanding under the Revolving Facility or provide additional collateral to cure the borrowing base deficiency.

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

     The Company's right to act as servicer can be terminated by MBIA, as program manager, upon the occurrence of certain servicer termination events (as defined in the sale and servicing agreement). Servicer termination events include: (i) material misrepresentations or material breaches of warranties or covenants by Onyx or OAFC, including the financial covenants of Onyx contained in the sale and servicing agreement.

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

     COMPETITION. Competition in the field of financing retail motor vehicles sales is intense. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than the Company and may have a significantly lower cost of funds. Many of these competitors also have long-standing relationships with automobile dealerships and offer dealerships or their customers other forms of financing or services not provided by the Company. Furthermore, during the past two years, a number of automobile finance companies have completed public offerings of common stock, the proceeds from which are to be used, at least in part, to fund expansion and finance increased purchases of Contracts. However, in 1996 and 1997, many of these auto finance companies experienced significant liquidity and performance challenges due to the intense competition. The Company's ability to compete successfully depends largely upon its relationships with dealerships and the willingness of dealerships to offer those Contracts that meet the Company's underwriting criteria to the Company for purchase. There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves.

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

     The automobile industry generally is sensitive to adverse economic conditions both nationwide and in California. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle loans. There can be no assurance that such economic conditions will not occur, or that such conditions will not result in such severe reductions in the Company's revenues or cash flows available to the Company to permit the Company to remain current on its credit facilities. See "Risk Factors -- Liquidity."

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

ITEM 2. PROPERTIES

     The Company did not own any real property at December 31, 1997. The Company's headquarters are located in Irvine, California. The Company also leases office space for its ten Auto Finance Centers. In December 1997, the Company executed a lease for approximately 85,000 square feet of office space which will serve as the new corporate headquarters. The Company expects occupancy in January 1999.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the NASDAQ under the symbol "ONYX". The following table provides quarterly high and low sales closing prices for the Company's Common Stock for the years ended December 31, 1997 and December 31, 1996.

                         1997                               HIGH        LOW
                         ----                              ------      ------
First quarter..........................................    $10.63      $ 7.25
                                                           ------      ------
Second quarter.........................................    $ 8.50      $ 6.50
                                                           ------      ------
Third quarter..........................................    $ 8.00      $ 7.00
                                                           ------      ------
Fourth quarter.........................................    $ 7.88      $ 6.38
                                                           ------      ------

                         1996                               HIGH        LOW
                         ----                              ------      ------
First quarter..........................................    $14.00      $12.75
                                                           ------      ------
Second quarter.........................................    $19.00      $14.00
                                                           ------      ------
Third quarter..........................................    $15.00      $10.50
                                                           ------      ------
Fourth quarter.........................................    $11.50      $ 7.63
                                                           ------      ------

     At March 13, 1998, there were approximately 1,677 holders of the Company's Common Stock.

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

                                                                            FOR THE YEARS ENDED
                                                                                DECEMBER 31
                                                                -------------------------------------------
                                                                 1994        1995        1996        1997
                                                                -------    --------    --------    --------
                                                                       (DOLLARS IN THOUSANDS EXCEPT
                                                                          FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net interest income.......................................    $ 1,311    $  2,225    $  4,140    $  5,036
  Servicing fee income......................................        269       1,381       2,952       8,091
  Gain on sale of contracts.................................        515       2,012      18,128      22,823
                                                                -------    --------    --------    --------
  Total revenues............................................      2,095       5,618      25,220      35,950
                                                                -------    --------    --------    --------
  Provision for credit losses...............................        208         465         266         785
  Operating expenses........................................      5,392       8,340      15,394      30,740
                                                                -------    --------    --------    --------
  Total expenses............................................      5,600       8,805      15,660      31,525
                                                                -------    --------    --------    --------
  Income (loss) before income taxes.........................     (3,505)     (3,187)      9,560       4,425
  Income taxes..............................................          0           0       1,888       1,841
                                                                -------    --------    --------    --------
  Net income (loss).........................................    $(3,505)   $ (3,187)   $  7,672    $  2,584
                                                                =======    ========    ========    ========
  Net income (loss) available to common shareholders........    $(4,081)   $ (3,763)   $  7,672    $  2,584
                                                                =======    ========    ========    ========
  Net income (loss) per share of Common Stock(5)
    Basic...................................................    $ (1.89)   $  (1.68)   $   1.49    $    .43
    Diluted.................................................    $ (1.89)   $  (1.68)   $   1.35    $    .40
  Basic shares outstanding..................................      2,158       2,234       5,159       6,000
  Diluted shares outstanding................................      2,158       2,234       5,700       6,384
OPERATING DATA:
  Contracts purchased during the period.....................    $85,723    $199,397    $319,840    $605,905
  Number of Contracts purchased during the period...........      7,619      16,571      26,244      50,214
  Contracts securitized during the period...................    $38,601    $105,000    $405,514    $527,276
  Number of active dealerships (at end of period)...........        380         769       1,471       2,846
  Operating expenses as percentage of average Servicing
    Portfolio during the period(1)..........................       19.1%        5.9%        4.9%        5.5%
SELECTED PORTFOLIO DATA:
  Servicing Portfolio (at end of period)....................    $74,581    $218,207    $400,665    $757,277
  Average Servicing Portfolio during the period(1)..........    $28,291    $141,029    $311,340    $563,343
  Number of Contracts in Servicing Portfolio (at end of
    period).................................................      6,893      20,156      38,275      73,502
  Weighted average annual percentage rate (at end of
    period)(2)..............................................      14.01%      15.00%      14.69%      14.66%
  Delinquencies as a percentage of the dollar amount of
    Servicing Portfolio (at end of period)(4)...............       0.07%       1.20%       2.03%       2.51%
  Net charge-offs as a percentage of the average Servicing
    Portfolio during the period(1)..........................       0.00%       0.37%       1.63%       2.03%

                                                                            AS OF DECEMBER 31,
                                                                -------------------------------------------
                                                                 1994        1995        1996        1997
                                                                -------    --------    --------    --------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.................................    $10,252    $  1,623    $    603    $    991
  Contracts held for sale(3)................................     40,313     116,893      12,238      63,380
  Retained interest in securitized assets...................      2,061       6,182      29,632      48,839
  Total assets..............................................     57,095     136,077      56,677     146,568
  Commercial paper..........................................     40,850     112,380      10,108      60,506
  Revolving credit borrowings...............................          0       9,569       2,500      30,000
  Subordinated debt.........................................     10,000      10,000           0           0
  Redeemable Series A Preferred Stock.......................      8,803       9,379           0           0
  Stockholders' equity (deficit)............................     (4,122)     (7,896)     37,914      40,555

---------------
(1) Averages are based on daily balances.
(2) The weighted averages are based on the Contracts outstanding at the end of the period.
(3) Contracts held for sale includes dealer participation. See Notes 2 and 4 to the Consolidated Financial Statements.
(4) Excludes repossessed inventory.
(5) All years have been restated in compliance with FAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in 18 states and to a lesser extent the origination of motor vehicle loans on a direct basis to consumers (collectively the "Contracts"). The Company focuses its efforts on acquiring Contracts that are secured by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $1.2 billion in Contracts from over 2,800 dealerships and has expanded its operations from a single office in Irvine, California to ten Auto Finance Centers serving most regions of the United States.

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

                         SELECTED FINANCIAL INFORMATION

                                                                   FOR THE YEARS ENDED
                                                       --------------------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           1995            1996            1997
                                                       ------------    ------------    ------------
                                                                  (DOLLARS IN THOUSANDS)
Contracts purchased during year......................    $199,397        $319,840        $605,905
Average monthly purchases during the year............      16,616          26,653          50,492
Gain on sale of Contracts............................       2,012          18,128          22,823
Total revenue(1).....................................       5,618          25,220          35,950
Contracts securitized during the year................     105,000         405,514         527,276
Servicing Portfolio at year end......................     218,207         400,665         757,277

---------------
(1) Total revenue is comprised of net interest income, servicing fee income and gain on sale of contracts.

  Contracts Purchased and Servicing Portfolio

     Since its inception, the Company has experienced significant growth in its purchased volume of Contracts. Acquisition volume for the year ended December 31, 1997 was $605.9 million compared to $319.8 million for the year ended December 31, 1996, representing an increase of 89.5% from 1996 to 1997. This growth in acquisition volume is attributable primarily to the opening of two additional Auto Finance Centers during 1997 bringing the total to ten Auto Finance Centers and the continued expansion and maturation of existing relationships. During 1997, the Company closed the Los Gatos Auto Finance Center by consolidating its operations with the Sacramento Auto Finance Center.

     The Company's increase in Contract acquisition volume has resulted in an increase in the Company's servicing portfolio. The servicing portfolio at December 31, 1997 was $757.3 million compared to $400.7 million at December 31, 1996, an increase of 88.9%.

  Net Interest Income

     Net interest income consists primarily of the difference between the rate earned on Contracts held on the balance sheet prior to securitization and the interest costs associated with the Company's borrowings to finance the warehousing of such Contracts. The following table illustrates the average rate earned on Contracts, the average rate paid on borrowings and the corresponding net interest rate spread.

                            NET INTEREST RATE SPREAD

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                          1995       1996       1997
                                                          -----      -----      -----
Yield on Contracts(1)...................................  14.22%     13.66%     13.85%
Cost of borrowings......................................   7.13%      7.14%      7.03%
Net interest rate spread................................   7.09%      6.52%      6.82%

---------------
(1) The yield on Contracts is net of Dealer Participation amortized expenses.

  Gain on Sale of Contracts

     The Company computes a gain on sale with respect to contracts securitized based on the present value of the estimated future excess cash flows to be received from such contracts using a market discount rate. Gain on sale is recorded as retained interest in securitized assets ("RISA") on the balance sheet and is amortized against servicing income over the life of the contracts. The gain recorded in the income statement is adjusted for prepaid dealer commissions, issuance costs and the effect of hedging activities.

     The Company recorded gains on sale of Contracts of $22.8 million on the sale of $527.3 million of Contracts in 1997 for its securitizations. The gain on sale of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts. The following table illustrates the net interest rate spread for each of the Company's securitizations:

                                                         SECURITIZATION TRANSACTIONS
                                 ----------------------------------------------------------------------------
                                                REMAINING     WEIGHTED
                                                BALANCE AT     AVERAGE
                                  ORIGINAL     DECEMBER 31,   CONTRACT    CERTIFICATE     GROSS        NET
        SECURITIZATION            BALANCE          1997        RATE(1)       RATE       SPREAD(2)   SPREAD(3)
        --------------           ----------    ------------   ---------   -----------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
1994-1 Grantor Trust...........  $   38,601      $  5,042       13.75%       6.90%        6.85%       1.32%
1995-1 Grantor Trust...........     105,000        24,304       14.94        7.00         7.94        1.07
1996-1 Grantor Trust...........     100,500        36,578       15.07        5.40         9.67        3.07
1996-2 Grantor Trust...........      85,013        39,513       14.84        6.40         8.44        2.98
1996-3 Grantor Trust...........     120,000        66,246       14.54        6.45         8.09        2.54
1996-4 Grantor Trust...........     100,000        64,364       14.80        6.20         8.60        2.63
1997-1 Grantor Trust...........      90,000        64,500       13.86        6.55         7.31        2.25
1997-2 Grantor Trust...........     121,676        98,409       14.85        6.35         8.50        2.48
1997-3 Grantor Trust...........     149,600       134,200       14.77        6.35         8.42        2.70
1997-4 Grantor Trust...........     166,000       160,740       14.69        6.30         8.39        2.67
                                 ----------      --------
Total..........................  $1,076,390      $693,896
                                 ==========      ========

---------------
(1) As of issue date.

(2) Difference between weighted average Contract rate and certificate rate.

(3) Difference between weighted average Contract rate and certificate rate, net of underwriting costs, other issuance costs, servicing fees, ongoing financial guarantee insurance policy premiums and trustee fees, and the hedging gain or loss.

  Servicing Fee Income

     Contractual servicing is earned at a rate of 1.0% per annum on the outstanding balance of contracts securitized and is consistent with industry standards. Excess servicing income is dependent upon the average excess spread on the contracts sold and the performance of the contracts. Servicing fee income is related to the size of the serviced portfolio and also includes interest, extension fees and other fees charged to customer's accounts.

RESULTS OF OPERATIONS

  Years Ended December 31, 1997, 1996 and 1995

     The Company had net income of $2.6 million for the year ended December 31, 1997 compared to net income of $7.7 million and a net loss of $3.2 million for the years ended December 31, 1996 and 1995. The reduction in net income from 1996 to 1997 was attributable to several factors, most notably to the Company's commitment to build reserves in the face of increasing delinquency and credit loss ratios related to purchases of contracts in the second half of 1995 and the first half of 1996 by one of the Company's auto finance centers. Management believes that the Company is adequately reserved at this time. Additionally, the losses incurred by the Company during its start-up phase (calendar years 1994 and 1995) generated net operating loss carryforwards which were fully utilized in 1996 to shield pretax income. The unavailability of these carryforwards in 1997 accounted for a significant portion of the net income differential between 1997 and 1996.

     Net Interest Income. Net interest income increased by 21% to $5.0 million for the year ended December 31, 1997 from $4.1 million for the year ended December 31, 1996 and from $2.2 million for the year ended December 31, 1995. The increase is due in part to higher net interest margins available to the Company throughout 1997 as compared to 1996 and to an increase in the average amount of Contracts held for sale during 1997 as compared to 1996. Net interest margins rose to 6.82% in 1997 from 6.52% in 1996 while the average amount of Contracts held for sale increased to $85.7 million in 1997 from $80.6 million in 1996. The yield on contracts held for sale increased by .19% to 13.85% for the year ended December 31, 1997 compared to 13.66% for the year ended December 31, 1996. In addition, the Company's cost of borrowings decreased by .11% from 7.14% at December 31, 1996 to 7.03% at December 31, 1997.

     Servicing Fee Income. Servicing fee income increased to $8.1 million for the year ended December 31, 1997, from $3.0 million for the year ended December 31, 1996 and from $1.4 million for the year ended December 31, 1995. The increase was attributable to a significant increase in the size of the average servicing portfolio. For the year ended December 31, 1997, the size of the average servicing portfolio increased to $563.3 million from $311.3 million and from $141.0 million for the same period in 1996 and 1995.

     Gain on Sale of Contracts. The Company completed four securitizations totaling $527.3 million during the year ended December 31, 1997 resulting in gains on sale of Contracts totaling $22.8 million, $405.5 million during the year ended December 31, 1996, resulting in gains on sale of Contracts of $18.1 million and a $105 million securitization in 1995 with a gain on sale of Contracts of $2.0 million.

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

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $17.4 million during the year ended December 31, 1997 compared to $8.5 million during the year ended December 31, 1996, and $5.1 million for the year ended December 31, 1995. In order to support the growth of its operations and the servicing portfolio, the Company hired 98 employees during 1997. The number of employees increased from 77 at December 31, 1995 to 221 at December 31, 1996 to 319 at December 31, 1997.

     Other Operating Expenses. Other operating expenses increased to $13.3 million at December 31, 1997 from $6.8 million at December 31, 1996 and from $3.2 million for the year ended December 31, 1995. The majority of increases were due to the growth of the average servicing portfolio from $141.0 million to $311.3 million and $563.3 million at December 31, 1995, 1996 and 1997, respectively. Additionally, the Company opened additional Auto Finance Centers during the years ended December 31, 1997 and December 31, 1996.

     Income Taxes. The Company files federal and certain state tax returns as part of a consolidated group that includes Onyx and OAFC. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.6% in 1997. The Company's effective tax rate in 1996 was 19.8% as the Company had net operating losses that were utilized to reduce income tax expense. The Company had net operating losses in 1995 and had no income tax expense.

     Net Income. The Company had net income of $2.6 million for the year ended December 31, 1997 compared to income of $7.7 million and losses of $3.2 million for the years ended December 31, 1996 and 1995. Net income for 1997 as compared to 1996 was impacted by several issues. The income tax rate in effect during 1996 was 19.8% due to the utilization of net operating losses (NOL). There were no NOL's available during 1997. As a result the effective tax rate during 1997 was 41.6%. Management, in response to increases in delinquency and charge off ratios relating to the purchase of Contracts by one of the Company's Auto Finance Centers (see Financial Condition -- Asset Quality) increased the estimate of future losses used to compute the gain on sale of loans during 1997. This change, along with the additional reserves set aside for these loans increased the reserve for serviced assets from 2.12% at December 31, 1996 to 3.32% at December 31, 1997.

FINANCIAL CONDITION

  Contracts Held for Sale

     Contracts held for sale totaled $63.4 million at December 31, 1997 compared to $12.2 million at December 31, 1996. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company's securitizations. The increase in the Contracts held for sale from year end 1996 to year end 1997 is primarily attributable to the Company's higher contract volume during the December 1997 warehousing period and to the sale of Contracts originated during the December 1996 warehousing period into the fourth quarter 1996 securitization transaction, which was a prefunded sale. Onyx securitizes Contracts on a regular basis. See Notes 4 to the Company's Consolidated Financial Statements for Contracts held for sale and allowance for credit losses.

  Trust Receivable

     At the time a securitization closes, the Company is required to establish spread accounts in connection with each securitization. Depending on the securitization structure, the Company may be required to deposit cash into the spread account. The future servicing cash flows generated by Contracts sold to each trust are deposited into the related spread account and are expected to be paid to the Company after the related spread account reaches a predetermined funding level. Trust receivable represents funds due to the Company but not yet disbursed from the spread accounts, because of the restrictions imposed by the terms of the securitizations. Trust receivable at December 31, 1996 was $10.1 million compared to $27.6 million at December 31, 1997, an increase of 173%, a result of the increase in total Contracts securitized and outstanding.

  Retained Interest in Securitized Assets

     RISA consists of the estimated present value of future servicing cash flows from related securitizations. Future servicing cash flows are computed by taking into account certain assumptions principally regarding prepayments, losses and servicing costs. These cash flows are then discounted at a market-based rate. The balance is then amortized against actual servicing fee income on a monthly basis. The following table provides historical data regarding the RISA.

                    RETAINED INTEREST IN SECURITIZED ASSETS

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  1996          1997
                                                                ---------     ---------
                                                                (DOLLARS IN THOUSANDS)
Beginning balance..........................................     $  6,182      $ 29,632
Additions..................................................       35,870        45,940
Amortization...............................................      (12,420)      (26,733)
                                                                --------      --------
Ending balance.............................................     $ 29,632      $ 48,839
                                                                ========      ========

  Asset Quality

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At December 31, 1997, delinquencies for the servicing portfolio represented 2.51% of the amount of Contracts in its servicing portfolio compared to 2.03% at December 31, 1996. Net charge-offs as a percentage of the average servicing portfolio were 2.03% for the period ended December 31, 1997 compared to 1.63% for the period ended December 31, 1996. The levels of delinquencies and loan losses have increased and the management of Onyx believes that this increase is attributable in part to an increase on a national basis in the level of bankruptcies and consumer defaults generally, and the tendency of delinquencies and losses with respect to a pool of automobile loans to increase after a period of seasoning. The delinquency and loss levels of the Servicing Portfolio were also affected by the continued impact of high delinquency and loss levels of the Contracts purchased through the third quarter of 1996 by the Company's North Hollywood Auto Finance Center. The North Hollywood Auto Finance Center had a higher concentration of used car dealerships than the Company's other Auto Finance Centers, and this concentration of used car dealerships was principally responsible for the deterioration in the performance of the portion of Onyx's portfolio that was purchased from July 1995 to September 1996. The performance of these loans has impacted delinquency and losses through December 31, 1997 and has contributed a disproportionate amount of the delinquencies and losses for that period.

     Management has also increased its on and off balance sheet reserves of the serviced portfolio from 2.12% at December 31, 1996 to 3.32% at December 31, 1997. Off balance sheet reserves are those reserves established within the separate financial statements of the grantor trusts in connection with securitized Contracts.

                 DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                          FOR THE YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------
                                    1995                1996                1997
                              -----------------   -----------------   -----------------
                               AMOUNT     NO.      AMOUNT     NO.      AMOUNT     NO.
                              --------   ------   --------   ------   --------   ------
                                               (DOLLARS IN THOUSANDS)
Servicing Portfolio........   $218,207   20,156   $400,665   38,275   $757,277   73,502
Delinquencies(1)(2)
  30-59 days...............      1,608      153      5,022      478     11,902    1,211
  60-89 days...............        470       35      1,816      162      3,370      346
  90+ days.................        547       42      1,279      111      3,743      316
Total delinquencies as a
  percent of Servicing
  Portfolio................       1.20%    1.14%      2.03%    1.96%      2.51%    2.55%

---------------
(1) Delinquencies include principal amounts only, net of repossessed inventory.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                  LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1995        1996        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Number of Contracts................................    20,156      38,275      73,502
Period end Servicing Portfolio.....................  $218,207    $400,665    $757,277
Average Servicing Portfolio(1).....................  $141,029    $311,340    $563,343
Number of gross charge-offs........................       197         987       2,161
Gross charge-offs..................................  $  548.2    $5,789.2    $ 13,076
Net charge-offs(2).................................  $  528.6    $5,066.1    $ 11,434
Net charge-offs as a percent of average Servicing
  Portfolio........................................      0.37%       1.63%       2.03%
On and off balance sheet reserves as a percent of
  Period end Serviced Portfolio....................      1.24%       2.12%       3.32%

---------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payment of dealer participation; (iii) securitization costs, including cash held in spread accounts; (iv) settlements of hedging transactions; (v) maintenance of working capital requirements and payment of operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) net interest income during the warehousing period; (ii) contractual servicing fees; (iii) future servicing cash flows; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its Credit Facilities. These sources can provide capital to fund expansion of the Company's Contract purchasing and servicing capabilities.

     Cash used in operating activities was $75.0 million for the year ended December 31, 1997, compared to $90.3 million provided in the year ended December 31, 1996 and $88.9 million used in 1995. The principal reason for the increase in cash used in the Company's operating activities was the increase in Contracts purchased during the year. This increase was partially offset by the proceeds from securitizations in 1997. Contract volume increased to $605.9 million in 1997 compared to $319.8 million in 1996, an increase of 89%.

     Cash used in investing activities increased to $1.8 million in the year ended December 31, 1997 from $804,587 and $287,631 in the years ended December 31, 1996 and 1995 respectively. This increase resulted from higher capital expenditures by the Company, principally in the purchase of furniture and equipment, in connection with the Company's expansion.

     Cash provided by financing activities was $77.2 million for the year ended December 31, 1997, compared to $90.5 million used and $80.6 million provided for the years ended December 31, 1996 and 1995. This increase over 1996 was primarily due to an increase in borrowing from the Company's warehouse and revolving credit facilities, which are discussed below.

     The Company's wholly owned special purpose subsidiary, OAFC, is party to a $200 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by MBIA and is currently rated A-1/P1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively (such ratings are not recommendations to invest and are subject to change). This facility provides funds to purchase Contracts. The advance rate to OAFC has been recently increased to 98% from 95% of adjusted eligible principal balance of each Contract. The advance rate is subject to reduction by MBIA if the net yield on OAFC's Contract portfolio falls below a target net yield. The remaining 2% of the purchase price of the Contracts generally is funded either from net interest income earned by OAFC or by proceeds from the Revolving Facility described below. Since the CP Facility is commercial paper based, the Company has the ability to manage its interest rate exposure during the warehouse period between origination and securitization by determining the maturities (one to 270 days) of its commercial paper borrowings.

     Upon the occurrence of a wind-down event (as defined in the CP Facility documents), no further borrowings by OAFC from Triple-A will be permitted and all collections on the Contracts included in the borrowing base are distributed in substantially the same manner as before the wind-down event except that all outstanding Triple-A advances must be repaid before any amounts can be paid to other borrowers or OAFC. Unless earlier terminated upon the occurrence of a wind-down event, the CP Facility matures in September 1998, subject to the requirement that the liquidity facility provided by certain banks to Triple-A be extended annually. After maturity in September 1998, the CP Facility is subject to annual renewals upon mutual consent of the parties.

     Additionally, the Company has a collateralized revolving line of credit with an institutional lender (the "Revolving Facility"). This facility has recently been increased from $20 million to $30 million. The Revolving Facility is used for working capital and other expenditures for which the Company's $200 million CP Facility is not otherwise available. Under the Revolving Facility, Onyx may (subject to borrowing base availability) borrow and repay during the two-year revolving period up to $30 million based on the following collateral-based formula: up to the lesser of 65% of the net book value of the Company's RISA and trust receivables for the securitizations deemed eligible by the lenders or 75% of the value of such RISA and trust receivables determined by such lenders in accordance with their collateral valuation model. Advances bear interest at 3/4% over the lenders' prime rate. The Company's obligations under the Revolving Facility are collateralized by a blanket lien on the Company's assets. The Revolving Facility contains affirmative, negative and financial covenants and other provisions typical of such credit facilities. The Revolving Facility converts from revolving loans to fully-amortizing two-year term loans on January 31, 1998 or, if earlier, upon the occurrence of certain "Credit Triggers."

     In an effort to expand and diversify lending relationships, the Company created a new special finance subsidiary Onyx Acceptance Funding Corporation
(OFC) during the first quarter of 1998. Since then, OFC has developed two lending lines with Merrill Lynch Mortgage Capital, Inc.

     The $100.0 million line (the "Merrill Line") provides funding for the expansion of the purchase or origination of Contracts and is used in concert with the CP Facility the Company currently has in place. The Merrill Line provides an advance rate of approximately 95% of the principal balance of each of the Contracts that are used as collateral for the financing. The interest rate is based on LIBOR. The Merrill Line has a term of one year and matures in February of 1999.

     The $50.0 million line (the "Residual Facility") is a residual financing line and can be used by the Company to finance any operating requirements. The amount available for borrowings is based on a collateral based formula of a percentage of the value of excess cash flow to be received from certain securitizations. The interest rate is based on LIBOR. The Residual Facility has a term of one year and matures in February of 1999.

     The facilities contain affirmative, negative and financial covenants typical of the such credit facilities.

     The Company, during the first quarter of 1998, completed a $10.0 million subordinated debt offering. The term of the subordinated debt is for two years ending February 27, 2000 with an option by the Company to extend the term by three years during which the loan would fully amortize, and bears a fixed interest rate at 9 1/2%. The Company also issued to the lender a warrant for Common Stock in the amount of 180,529 shares of the Common Stock of the Company.

SECURITIZATIONS

     The Company has a securitization program that involves selling interests in pools of its Contracts to investors through the issuance of AAA/Aaa rated, asset-backed securities. Management's experience in this area dates back to 1985. The Company believes that experience coupled with the quality of Contracts acquired and the Company's management information systems are instrumental in the Company successfully completing ten AAA/Aaa rated publicly underwritten securitizations since October 1994. The Company successfully completed four AAA/Aaa rated publicly underwritten securitizations in 1997 totaling $527.2 million compared to four securitizations in 1996 totaling $405.5 million.

     In the first quarter of 1998, the Company sold whole loans, with servicing retained, in the amount of $15 million and securitized contracts in the amount of $173 million.

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

     The Company has the ability to move rates upward in response to rising borrowing costs because the Company currently does not originate loans near the maximum rates permitted by law. Further, the Company employs a hedging strategy which primarily consists of the execution of forward interest rate swaps. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. Gains and losses relative to these hedges are recognized in full at the time of securitization as an adjustment to the gain on sale of the Contracts. The Company has only used counterparties with investment grade debt ratings from national rating agencies for its hedging transactions.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 will require companies to present all non-owner changes in equity, e.g., market value adjustments to investments and adjustments to the minimum pension liability that are currently included as a component of stockholders' equity, as a component of comprehensive income. The new disclosures will be effective beginning in the first quarter of 1998. The Company does not expect the adoption of the provisions of SFAS No. 130 to materially affect the presentation of the financial statements.

YEAR 2000 COMPLIANCE

     The Company is substantially dependent on its computer systems and applications and the computer systems and applications of third party providers. Historically, some computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant systems errors or failure.

     The Company has contacted the third party service bureaus that provide key accounting and loan servicing to the Company and has been assured by each of them that they are implementing changes and/or upgrades that will allow them to provide their respective services to the Company in the year 2000 without interruption. During 1997, the Company began its own risk assessment of its various computer systems and applications and began formulating a plan to address the potential problems of the year 2000 issues. During 1998 and 1999 the Company expects to continue and complete its remediation efforts and to undertake internal testing of its systems and applications. The Company has developed a new front end application processing system which is expected to be implemented company-wide by the end of 1998. This system is designed to be year 2000 compliant.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and officers of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" and "Management" in the Proxy Statement for the Annual Meeting of Stockholders currently expected to be held May 20, 1998 (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the descriptions set forth under the caption "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS:

     The Company's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Statements of Financial Condition as of
  December 31, 1997 and 1996................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity for the years December 31, 1997, 1996 and 1995..................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     (a) EXHIBITS

          The following Exhibits are attached hereto and incorporated herein by reference.

     *3.1     Omitted.
     *3.2     Omitted.
     *3.3     Omitted.
     *3.4     Certificate of Incorporation of the Company.
     *3.5     Bylaws of the Company.
     *3.6     Omitted.
     *4.1     Omitted.
     +4.2     Rights Agreement dated as of July 8, 1997, between the
              Company and American Stock Transfer and Trust Company, as
              Rights Agent (which includes the form of Certificate of
              Designation for the Series A Participating Preferred Stock
              and the form of Rights Certificate of the Company.
    *10.1     Form of Indemnification Agreement of the Company, a Delaware
              corporation.
    *10.2     Second Amended and Restated 1994 Stock Option Plan.
    *10.3     Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.
    *10.4     Form of Stock Option Agreement under Second Amended and
              Restated 1994 Stock Option Plan.
    *10.5     Form of Stock Purchase Agreement under Second Amended and
              Restated 1994 Stock Option Plan.
    *10.6     1994 Special Performance Option Grant Plan.
    *10.7     Form of Notice of Grant of Stock Option under 1994 Special
              Performance Option Grant Plan.
    *10.8     Form of Stock Option Agreement under 1994 Special
              Performance Option Grant Plan.
    *10.9     Form of Stock Purchase Agreement under 1994 Special
              Performance Option Grant Plan.
    *10.10    Omitted
    *10.11    Omitted
    *10.12    Omitted

    *10.13    Third Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27,
              1995.
    *10.14    Warrant to purchase Common Stock in favor of ContiTrade
              Services Corporation from Onyx Acceptance Corporation dated as of February 1, 1994.
    *10.15    First Amendment to Co-Sale and First Refusal Agreement
              between and among Onyx Acceptance Corporation,
              ContiFinancial Services Corporation, the Investors and
              Managers, as defined therein, dated as of February 1, 1994.
    *10.16    First Amendment to and Waiver of Certain Provisions of
              Investors' Rights Agreement between Onyx Acceptance
              Corporation, ContiFinancial Services Corporation, the
              Investors and the Management Holders, as defined therein,
              dated as of February 1, 1994.
    *10.17    Senior Subordinated Note and Warrant Purchase Agreement
              between and among Onyx Acceptance Corporation, Capital
              Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November 17, 1994.
    *10.18    Omitted
    *10.19    Omitted
    *10.20    Warrant to purchase Common Stock in favor of Capital
              Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.
    *10.21    Warrant to purchase Common Stock in favor of Dominion Fund
              III, L.P. from Onyx Acceptance Corporation dated as of
              November 17, 1994.
    *10.22    Amended and Restated Co-Sale and First Refusal Agreement
              between and among Onyx Acceptance Corporation and the
              Shareholders identified therein dated as of November 17,
              1994.
    *10.23    Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the
              Management Holders identified therein dated as of November
              17, 1994.
    *10.24    Amended and Restated Voting Agreement between and among Onyx
              Acceptance Corporation and the Shareholders identified
              therein dated as of November 17, 1994.
    *10.25    Omitted
    *10.26    Omitted
    *10.27    Omitted
    *10.28    Omitted
    *10.29    Omitted
    *10.30    Sale and Servicing Agreement between Onyx Acceptance
              Corporation and Onyx Acceptance Financial Corporation dated as of September 8, 1994.
    *10.31    Triple-A One Funding Corporation Credit Agreement between
              and among Onyx Acceptance Financial Corporation, Triple-A
              One Funding Corporation, CapMAC Financial Services, Inc. and
              Capital Markets Assurance Corporation dated as of September
              8, 1994.
    *10.32    Triple-A One Funding Corporation Note in favor of Onyx
              Acceptance Financial Corporation from Triple-A One Funding
              Corporation dated as of September 12, 1994.
    *10.33    Triple-A One Funding Corporation Security Agreement between and among Onyx Acceptance Financial Corporation, Triple-A
              One Funding Corporation and Capital Markets Assurance
              Corporation dated as of September 8, 1994.
    *10.34    Subordinated Security Agreement between Onyx Acceptance
              Corporation and Onyx Acceptance Financial Corporation dated as of September 8, 1994.
    *10.35    Insurance and Indemnity Agreement between and among Onyx
              Acceptance Corporation, Capital Markets Assurance
              Corporation, Onyx Acceptance Financial Corporation and
              Triple-A One Funding Corporation dated as of September 8,
              1994.

    *10.36    Seller Note in favor of Onyx Acceptance Corporation from
              Onyx Acceptance Financial Corporation dated September 12,
              1994.
    *10.37    Subordinated Note in favor of Onyx Acceptance Corporation
              from Onyx Acceptance Financial Corporation dated September
              12, 1994.
    *10.38    Sublease and Administrative Services Agreement between Onyx
              Acceptance Corporation and Onyx Acceptance Financial
              Corporation dated as of September 8, 1994.
    *10.39    Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of
              September 1, 1994.
    *10.40    Corporate Separateness Agreement between Onyx Acceptance
              Corporation and Onyx Acceptance Financial Corporation dated
              September 8, 1994.
    *10.41    Amendment Number One to Security Agreement, Subordinated
              Security Agreement, Sale and Servicing Agreement and
              Definitions List between and among Onyx Acceptance Financial
              Corporation, Onyx Acceptance Corporation, Triple-A One
              Funding Corporation and Capital Markets Assurance
              Corporation dated March 1, 1995.
    *10.42    Omitted.
    *10.43    Omitted.
    *10.44    Omitted.
    *10.45    First Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December
              15, 1994.
    *10.46    Omitted.
    *10.47    Omitted.
    *10.48    Omitted.
    *10.49    Omitted
    *10.50    Omitted
    *10.51    Omitted
    *10.52    Omitted
    *10.53    Omitted
    *10.54    Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated January 7, 1994.
    *10.55    Warrant to purchase Series A Preferred Stock in favor of
              Comdisco, Inc. from Onyx Acceptance Corporation dated as of
              January 7, 1994.
    *10.56    Warrant to purchase Common Stock in favor of Lighthouse
              Capital Partners from Onyx Acceptance Corporation dated
              November 3, 1995.
    *10.57    Master Lease Agreement between Lighthouse Capital Partners and Onyx Acceptance Corporation dated November 3, 1995.
    *10.58    Second Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3,
              1995.
    *10.59    Agreement for On-Line Services between On-Line Computer
              Systems, Inc. and Onyx Acceptance Corporation dated as of
              November 19, 1993.
    *10.60    Agreement for On-Line Service between On-Line Computer
              Systems, Inc. and Onyx Acceptance Financial Corporation
              dated as of September 7, 1994.
    *10.61    Option Agreement between Onyx Acceptance Corporation and
              John W. Hall dated as of December 20, 1994.
    *10.62    Promissory Note in favor of Onyx Acceptance Corporation from
              John Hall dated as of December 20, 1994.

    *10.63    Option Agreement between Onyx Acceptance Corporation and
              Brian Mac Innis dated as of December 20, 1994.
    *10.64    Omitted
    *10.65    Omitted
    *10.66    Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7,
              1995.
    *10.67    Sublease Agreement between Onyx Acceptance Corporation and
              AT&T Resource Management Corporation dated as of August 31,
              1993.
    *10.68    Office Space Lease (Master Lease) between and among The
              Irvine Company and American Telephone and Telegraph Company
              dated as of April 29, 1987.
    *10.69    First Amendment To Sublease between and among AT&T Resource
              Management Corporation and Onyx Acceptance Corporation dated as of September 1, 1993.
    *10.70    Onyx Acceptance Corporation 401(k) Plan dated January 1,
              1994.
    *10.71    Pooling and Servicing Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and
              Bankers Trust Company dated as of January 1, 1996.
    *10.72    Underwriting Agreement between Onyx Acceptance Financial
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated dated January 31, 1996.
    *10.73    Indemnification Agreement by and among Capital Markets
              Assurance Corporation, Onyx Acceptance Corporation, Onyx
              Acceptance Financial Corporation and Merrill Lynch, Pierce,
              Fenner & Smith Incorporated dated January 31, 1996.
    *10.74    Indemnification Agreement by and between Onyx Acceptance
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated dated as of January 31, 1996.
    *10.75    Excess Servicing and Trust Receivable Revolving Credit and
              Term Loan Agreement among Onyx Acceptance Corporation, State
              Street Bank and Trust Company and The First National Bank of
              Boston dated as of January 31, 1996.
    *10.76    Pledge and Security Agreement by and among Onyx Acceptance
              Corporation, State Street Bank and Trust Company and The
              First National Bank of Boston dated as of January 31, 1996.
    *10.77    Subordination and Intercreditor Agreement by and among State
              Street Bank and Trust Company, The First National Bank of
              Boston, Capital Resource Lenders II, L.P., Dominion Fund III
              and Onyx Acceptance Corporation dated as of January 31,
              1996.
    *10.78    1996-1 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of February 6, 1996.
    *10.79    1995-1 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of February 6, 1996.
    *10.80    1995-1 Purchase Agreement between Onyx Acceptance
              Corporation and Onyx Acceptance Financial Corporation dated as of February 6, 1996.
    *10.81    1994-1 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of February 6, 1996.
    *10.82    1994-1 Purchase Agreement between Onyx Acceptance
              Corporation and Onyx Acceptance Financial Corporation dated as of February 6, 1996.
    *10.83    Omitted.
    *10.84    Omitted.
    *10.85    1996 Stock Option/Stock Issuance Plan.
   **10.86    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1996-2 Grantor Trust.

   **10.87    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner and
              Smith Incorporated in connection with 1996-2 Grantor Trust.
   **10.88    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1996-3 Grantor Trust.
  ***10.89    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner and
              Smith Incorporated in connection with 1996-3 Grantor Trust.
  ***10.90    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1996-4 Grantor Trust.
  ***10.91    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner and
              Smith Incorporated in connection with 1996-4 Grantor Trust.
 ****10.92    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-1 Grantor Trust.
 ****10.93    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner and
              Smith Incorporated in connection with 1997-1 Grantor Trust.
    #10.94    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-2 Grantor Trust
    #10.95    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner and
              Smith Incorporated in connection with 1997-2 Grantor Trust.
   ##10.96    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-3 Grantor Trust.
   ##10.97    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch Pierce, Fenner and
              Smith Incorporation in connection with 1997-3 Grantor Trust.
  ###10.98    1997-4 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) Dated as of December 12, 1997.
  ###10.99    Form of Pooling Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation, and
              Bankers Trust Company in connection with the 1997-4 Onyx
              Acceptance Grantor Trust.
  ###10.100   Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and
              Merrill Lynch & Co. in connection with the 1997-4 Onyx
              Acceptance Grantor Trust.
     21.1     Subsidiaries of the Registrant.
     27.1     Financial Data Schedule.
     27.2     Financial Data Schedule.
     27.3     Financial Data Schedule.

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

***** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-22301).

   # Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-28893).

  ## Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-33471)

     + Incorporated by reference from the Company's Current Report on Form 8-K dated July 8, 1997.

 ### Incorporated by reference from the Company's Registration Statement on Form
     S-1 (Registration No. 333-40089).

  (a)(3) FINANCIAL STATEMENT SCHEDULES

     None.

  (b) EXHIBITS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

             /s/ THOMAS C. STICKEL                Chairman of the Board of Directors    March 30, 1998
------------------------------------------------
               Thomas C. Stickel

                /s/ JOHN W. HALL                  President, Chief Executive Officer    March 30, 1998
------------------------------------------------  and Director
                  John W. Hall

              /s/ BRUCE R. HALLETT                Secretary and Director                March 30, 1998
------------------------------------------------
                Bruce R. Hallett

               /s/ ROBERT A. HOFF                 Director                              March 30, 1998
------------------------------------------------
                 Robert A. Hoff

             /s/ G. BRADFORD JONES                Director                              March 30, 1998
------------------------------------------------
               G. Bradford Jones

                /s/ DON P. DUFFY                  Executive Vice President and Chief    March 30, 1998
------------------------------------------------  Financial Officer, Director
                  Don P. Duffy

                          ONYX ACCEPTANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Financial Statements
  Consolidated Statements of Financial Condition as of
     December 31, 1997 and 1996.............................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995.......................  F-4
  Consolidated Statements of Redeemable Preferred Stock and
     Stockholders' Equity for the years ended December 31,
     1997, 1996 and 1995....................................  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Onyx Acceptance Corporation

     We have audited the accompanying consolidated statements of financial condition of Onyx Acceptance Corporation and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Acceptance Corporation and its subsidiary as of December 31, 1997 and 1996, the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Newport Beach, California
January 23, 1998

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                    1997           1996
                                                                ------------    -----------
ASSETS
  Cash and cash equivalents.................................    $    991,010    $   603,028
  Contracts held for sale (net of allowance)................      64,342,309     12,562,073
  Trust receivable..........................................      27,628,619     10,105,690
  Retained interest in securitized assets (net of
     amortization)..........................................      48,838,815     29,632,039
  Furniture and equipment (net of accumulated
     depreciation)..........................................       2,842,520      1,327,200
  Other assets..............................................       1,924,970      2,446,923
                                                                ------------    -----------
TOTAL ASSETS................................................    $146,568,243    $56,676,953
                                                                ============    ===========

LIABILITIES
  Accounts payable..........................................    $  8,458,147    $ 2,705,118
  Commercial paper..........................................      60,505,902     10,108,390
  Revolving credit borrowing................................      30,000,000      2,500,000
  Capital lease obligations.................................       1,002,307        542,843
  Accrued interest payable..................................         302,238         73,161
  Other liabilities.........................................       5,744,157      2,833,625
                                                                ------------    -----------
TOTAL LIABILITIES...........................................     106,012,751     18,763,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  COMMON STOCK
     Par value $.01 per share; authorized 15,000,000 shares;
       issued and outstanding 6,017,635 as of December 31,
       1997 and issued and outstanding 5,904,768 shares as
       of December 31, 1996.................................          60,176         59,048
  ADDITIONAL PAID IN CAPITAL................................      37,810,158     37,753,725
  RETAINED EARNINGS.........................................       2,685,158        101,043
                                                                ------------    -----------
TOTAL EQUITY................................................      40,555,492     37,913,816
                                                                ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $146,568,243    $56,676,953
                                                                ============    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1996          1995
                                                        -----------   -----------   -----------
REVENUES:
  Interest income.....................................  $11,866,957   $ 9,354,271   $ 7,707,644
  Investment income...................................      431,373       325,885       522,676
                                                        -----------   -----------   -----------
INTEREST INCOME -- TOTAL..............................   12,298,330     9,680,156     8,230,320
INTEREST EXPENSE......................................    7,261,645     5,539,850     6,005,376
                                                        -----------   -----------   -----------
NET INTEREST INCOME...................................    5,036,685     4,140,306     2,224,944
SERVICING FEE INCOME..................................    8,090,612     2,952,242     1,381,041
GAIN ON SALE OF CONTRACTS.............................   22,823,001    18,127,956     2,012,365
                                                        -----------   -----------   -----------
TOTAL REVENUES........................................   35,950,298    25,220,504     5,618,350
                                                        -----------   -----------   -----------

EXPENSES:
  Provision for credit losses.........................      785,445       265,802       465,240
  Salaries and benefits...............................   17,424,729     8,547,815     5,127,005
  Occupancy...........................................    1,478,349       662,634       398,673
  Depreciation........................................    1,194,186       821,354       688,876
  General and administrative expenses.................   10,643,087     5,362,382     2,125,602
                                                        -----------   -----------   -----------
TOTAL EXPENSES........................................   31,525,796    15,659,987     8,805,396
                                                        -----------   -----------   -----------
NET INCOME (LOSS) BEFORE INCOME TAXES.................    4,424,502     9,560,517    (3,187,046)
INCOME TAXES..........................................    1,840,387     1,888,691             0
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $ 2,584,115   $ 7,671,826   $(3,187,046)
                                                        ===========   ===========   ===========
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS........................................  $ 2,584,115   $ 7,671,826   $(3,762,960)
                                                        ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK
  Basic...............................................  $       .43   $      1.49   $     (1.68)
  Diluted.............................................  $       .40   $      1.35   $     (1.68)
                                                        ===========   ===========   ===========
Basic shares outstanding..............................    6,000,431     5,159,182     2,234,412
                                                        ===========   ===========   ===========
Diluted shares outstanding............................    6,384,183     5,700,515     2,234,412
                                                        ===========   ===========   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                        MANDATORILY
                                    REDEEMABLE SERIES A                           SERIES B PREFERRED
                                      PREFERRED STOCK          COMMON STOCK             STOCK          ADDITIONAL     RETAINED
                                  -----------------------   -------------------   ------------------     PAID IN      EARNINGS
                                    SHARES       AMOUNT      SHARES     AMOUNT     SHARES    AMOUNT      CAPITAL      (DEFICIT)
                                  ----------   ----------   ---------   -------   --------   -------   -----------   -----------
Balance at December 31, 1994....   8,227,349   $8,803,263   2,158,779   $21,588    136,365   $ 1,364   $   801,094   $(4,945,684)
                                  ----------   ----------   ---------   -------   --------   -------   -----------   -----------
  Issuance of Common Stock......                               82,675       827                              2,015
  Issuance costs on Common
    Stock.......................                                                                                         (13,969)
  Accretion of Redeemable Series
    A Preferred Stock to
    redemption price............                  575,914                                                               (575,914)
  Net loss......................                                                                                      (3,187,046)
                                  ----------   ----------   ---------   -------   --------   -------   -----------   -----------
Balance at December 31, 1995....   8,227,349    9,379,177   2,241,454    22,415    136,365     1,364       803,109    (8,722,613)
                                  ----------   ----------   ---------   -------   --------   -------   -----------   -----------
  Issuance of Common Stock......                            2,908,135    29,081                         32,307,821
  Conversion of Preferred Stock
    Series A....................  (8,227,349)  (9,379,177)    715,422     7,154                          8,220,195     1,151,830
  Conversion of Preferred Stock
    Series B....................                               39,757       398   (136,365)   (1,364)          966
  Issuance costs................                                                                        (3,578,366)
  Net income....................                                                                                       7,671,826
                                  ----------   ----------   ---------   -------   --------   -------   -----------   -----------
Balance at December 31, 1996....           0            0   5,904,768    59,048          0         0    37,753,725       101,043
                                  ----------   ----------   ---------   -------   --------   -------   -----------   -----------
Issuance of Common Stock........                              112,867     1,128                             56,433
Net Income......................                                                                                       2,584,115
                                  ----------   ----------   ---------   -------   --------   -------   -----------   -----------
Balance at December 31, 1997....           0   $        0   6,017,635   $60,176          0   $     0   $37,810,158   $ 2,685,158
                                  ==========   ==========   =========   =======   ========   =======   ===========   ===========


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                    (DEFICIT)
                                  -------------
Balance at December 31, 1994....   $(4,121,638)
                                   -----------
  Issuance of Common Stock......         2,842
  Issuance costs on Common
    Stock.......................       (13,969)
  Accretion of Redeemable Series
    A Preferred Stock to
    redemption price............      (575,914)
  Net loss......................    (3,187,046)
                                   -----------
Balance at December 31, 1995....    (7,895,725)
                                   -----------
  Issuance of Common Stock......    32,336,902
  Conversion of Preferred Stock
    Series A....................     9,379,179
  Conversion of Preferred Stock
    Series B....................
  Issuance costs................    (3,578,366)
  Net income....................     7,671,826
                                   -----------
Balance at December 31, 1996....    37,913,816
                                   -----------
Issuance of Common Stock........        57,561
Net Income......................     2,584,115
                                   -----------
Balance at December 31, 1997....   $40,555,492
                                   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                1997            1996            1995
                                                            -------------   -------------   -------------
OPERATING ACTIVITIES
  Net Income (loss).......................................  $   2,584,115   $   7,671,826   $  (3,187,046)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Amortization of retained interest in securitized
         assets...........................................     26,733,224      12,419,479       4,597,816
       Provision for credit losses........................        785,446         265,802         465,240
       Depreciation and amortization......................      1,194,186         821,354         688,876
       Increase in trust receivable.......................    (17,522,928)     (3,897,074)     (5,184,314)
       Increase in retained interest in securitized
         assets...........................................    (45,940,000)    (35,870,000)     (8,718,596)
       (Increase) decrease in other assets................        521,949      (1,471,078)        106,304
       Increase in accounts payable.......................      5,753,029       2,417,599         158,673
       Increase (decrease) in accrued interest payable....        229,077      (1,244,356)      1,249,453
       Increase in other liabilities......................      3,245,629       1,766,591           9,002
  Proceeds from the sale of Contracts held for sale.......    527,276,091     405,513,000     105,000,000
  Purchase of Contracts held for sale.....................   (605,905,410)   (319,840,214)   (199,397,321)
  Principal payments received on Contracts held for
    sale..................................................     26,957,179      21,582,236      18,936,342
  Write-off unamortized participation on sold loans.......     15,523,390      12,582,515       3,485,771
  Payments of participation to dealers (net of chargeback
    collections and amortized expense)....................    (16,416,932)    (12,449,983)     (7,148,199)
                                                            -------------   -------------   -------------
Cash provided by (used in) operating activities...........    (74,981,955)     90,267,697     (88,937,999)
INVESTING ACTIVITIES
  Purchase of furniture and equipment.....................     (1,824,853)       (804,587)       (287,631)
                                                            -------------   -------------   -------------
Cash used in investing activities.........................     (1,824,853)       (804,587)       (287,631)
FINANCING ACTIVITIES
  Payments on capital leases..............................       (425,190)       (486,369)       (502,978)
  Proceeds from commercial paper issuance.................    538,897,511     273,228,073     628,929,455
  Payments to retire outstanding commercial paper.........   (488,500,000)   (375,500,000)   (557,399,222)
  Proceeds from drawdown on revolving credit borrowings...     27,500,000      16,348,568       9,850,000
  Payments to paydown revolving credit borrowings.........              0     (23,417,776)       (280,782)
  Paydown of subordinated debt............................              0     (10,000,000)              0
  Payments of stock issuance costs........................              0      (1,595,837)              0
  Proceeds from exercise of options/warrants..............         57,562          17,250               0
  Proceeds from sale of preferred and common stock........              0      30,337,128               0
  Payments in other loans.................................       (335,093)        586,168               0
                                                            -------------   -------------   -------------
Cash provided by (used in) financing activities...........     77,194,790     (90,482,795)     80,596,473
                                                            -------------   -------------   -------------
Increase (decrease) in cash and cash equivalents..........        387,982      (1,019,685)     (8,629,157)
Cash and cash equivalents at beginning of period..........        603,028       1,622,713      10,251,870
                                                            -------------   -------------   -------------
Cash and cash equivalents at end of period................  $     991,010   $     603,028   $   1,622,713
                                                            =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash activities:
    Additions to capital leases...........................  $     884,654   $     471,256   $     166,281
    Cash paid for interest................................      7,032,567       6,784,204       4,755,923
    Conversion of preferred stock.........................              0       9,379,177               0

          See Accompanying Notes to Consolidated Financial Statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     Onyx Acceptance Corporation ("Onyx") was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx and its wholly owned special purpose finance subsidiary Onyx Acceptance Financial Corporation ("OAFC") (collectively, the "Company") specialize in the purchase, origination, sale and servicing of retail automobile installment loans ("Loans" or "Contracts") originated by automobile dealers. The Company provides an independent source to automobile dealers to finance their customers' purchases of new and used automobiles. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of loan applications.

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

     Contracts Held for Sale: Contracts held for sale are stated at the lower of aggregate amortized cost or market. Market is determined based on the estimated value of the contracts if securitized and sold.

     The Company defers certain contract origination fees and premiums paid to dealers. The net amount is amortized as an adjustment to the related contracts yield, on the same basis as that used to record income on the Contracts, over the contractual life of the related loans. At the time of sale any remaining amounts are included as part of the computation of the gain on sale of Contracts.

     The Company continues to accrue interest on Contracts until the Contract is charged off which occurs after the earlier of the end of the month in which (i) the underlying vehicle is repossessed and sold or (ii) the Contract becomes past due 120 days. At the time that the Contract is charged off, all accrued interest is also charged off.

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

     Sales of Contracts: The Company purchases contracts to be sold to investors with servicing rights retained by Onyx. Onyx sells 100% of the contracts and does not retain any residual interest in securitized or sold contracts. Contracts are sold at or near par value with the Company retaining a participation in the future cash flows released by the Grantor Trusts. As of December 31, 1997 the Company is servicing all the Contracts sold to the Grantor Trusts.

     Effective January 1, 1997, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") and, in accordance with SFAS 125, prior periods have not been restated. The adoption of SFAS 125 did not materially affect the Company's revenue recognition on the sale of contracts. SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Upon the transfer of finance receivables to the Trusts, the Company removes the net book value of the finance receivables sold from its balance sheet and allocates such carrying value between the assets transferred and the interests retained, based upon their relative fair values at the settlement date. The difference between the sales proceeds, net of transaction costs, and the allocated basis of the assets transferred is recognized as gain on sale of receivables.

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

     Interest and Fee Income: Interest and fee income on Contracts held for sale is determined on a monthly basis using either the simple interest (level yield) method or the sum-of-the-months digits method which approximates the effective yield method.

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

     Net Income Per Share: The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective for year end financial statements in 1997. Earnings per share are now presented in a dual format, computed both including and excluding the impact of common stock equivalents. Prior year information has been restated for comparable disclosure. The net loss per share in 1995 has been calculated in terms of Staff Accounting Bulletin 98 issued by the Securities and Exchange Commission which requires the net loss attributable to common stockholders to be divided by the number of shares of common stock outstanding, after giving effect to the reverse stock split in 1996.

     Derivative Financial Instruments: The Company employs hedging strategies to manage its gross interest rate risk. The hedging strategies include the use of forward swap agreements to manage the interest rate on securitization of the Contracts held for sale.

     The forward swap agreements are entered into by the Company in numbers and amounts which generally correspond to the principal amount of future securitization transactions. The market value of these forward agreements responds inversely to the market value change of the underlying Contracts. Because of this inverse relationship, Onyx can effectively lock in its gross interest rate spread at the time the hedge transaction is entered into. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the Gain on Sale of Contracts. The Company is not required to maintain any collateral with respect to its hedging strategies. The Company only uses highly rated Counterparties. Credit exposure is limited to those transactions with a positive fair value.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

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

     Concentration of Credit Risk: A majority of the Company's operations are concentrated in California and performance of the Company's Contracts held for sale and RISA is sensitive to general economic conditions.

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

     Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to 1997 presentation.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 will require companies to present all non-owner changes in equity, e.g., market value adjustments to investments and adjustments to the minimum pension liability that are currently included as a component of stockholders' equity as a component of comprehensive income. The new disclosures will be effective beginning in the first quarter of 1998. The Company does not expect the adoption of the provisions of SFAS No. 130 to materially affect the presentation of the financial statements.

NOTE 4 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Contracts held for sale...........................  $71,216,278    $14,539,285
Less unearned interest............................    7,835,794      2,301,207
                                                    -----------    -----------
                                                     63,380,484     12,238,078
Allowance for credit losses.......................     (316,902)       (61,190)
                                                    -----------    -----------
                                                     63,063,582     12,176,888
Dealer participation..............................    1,278,727        385,185
                                                    -----------    -----------
Total.............................................  $64,342,309    $12,562,073
                                                    ===========    ===========

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

     At December 31, 1997, contractual maturities of Contracts held for sale were as follows:

1998........................................................  $   160,287
1999........................................................    1,178,449
2000........................................................    4,720,842
2001........................................................   10,205,322
2002 and thereafter.........................................   47,115,584
                                                              -----------
                                                              $63,380,484
                                                              ===========

     Changes in the allowance for credit losses were as follows:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997         1996
                                                       ---------    ---------
Balance at beginning of period.......................  $  61,190    $ 591,765
Provision for credit losses..........................    785,446      265,802
Charged-off loans....................................   (620,781)    (953,582)
Recoveries...........................................     91,047      157,205
                                                       ---------    ---------
Balance at end of period.............................  $ 316,902    $  61,190
                                                       =========    =========

     The fair value of Contracts held for sale was $64.3 million and $13.1 million at December 31, 1997 and 1996, respectively.

     At December 31, 1997, the Company had entered into two-year forward swap agreements with a notional face amount outstanding of $105.9 million with maturities matching the average life of the Contracts being hedged. At December 31, 1997 the Company had deferred losses of $232,000 relating to these agreements. The latest maturity is March 12, 1998. At December 31, 1996, the Company had similar agreements with a notional face amount outstanding of $75.0 million with deferred losses of $2,000.

     Included in the Gain on Sale of Contracts for the years ended December 31, 1997, 1996 and 1995 are losses of $1.3 million, $2.3 million, and $1.6 million respectively, arising from hedging activities.

     Contracts serviced by the Company for the benefit of others totaled approximately $693.9 million at December 31, 1997 and $388.4 million at December 31, 1996. These amounts are not reflected in the accompanying consolidated financial statements.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 5 -- RETAINED INTEREST IN SECURITIZED ASSETS

     SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the contracts.

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes. As of December 31, 1997 the market value of RISA approximated cost. The Company retains the rights to service all contracts it securitizes.

     The following table presents the balances and activity for RISA:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
Beginning Balance.......................................  $ 29,632,039    $  6,181,518
Additions...............................................    45,940,000      35,870,000
Amortization............................................   (26,733,224)    (12,419,479)
                                                          ------------    ------------
Ending Balance..........................................  $ 48,838,815    $ 29,632,039
                                                          ============    ============

     The fair value of RISA was $48.8 million and $29.6 million at December 31, 1997 and 1996, respectively.

     In initially valuing the RISA, the Company establishes an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior estimates.

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

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

                                                              DECEMBER 31, 1997    DECEMBER 31, 1996
                                                              ------------------   ------------------
Estimated net undiscounted RISA earnings....................    $  78,579,178        $  41,493,370
Off balance sheet allowance for losses......................       24,787,037            8,415,871
Discount to present value...................................        4,953,326            3,445,460
                                                                -------------        -------------
Retained interest in securitized assets.....................    $  48,838,815        $  29,632,039
                                                                =============        =============
Outstanding balance of contract sold through
  securitizations...........................................    $ 693,896,100        $ 388,427,211
                                                                =============        =============

NOTE 6 -- FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
OWNED:
  Office furniture..........................................  $1,469,004   $  617,485
  Computer equipment........................................   2,397,728      726,616
  Leasehold improvements....................................     713,382      389,425
                                                              ----------   ----------
          Total.............................................   4,580,114    1,733,526
                                                              ----------   ----------
CAPITALIZED LEASES:
  Office furniture..........................................      40,750      481,768
  Computer equipment........................................   1,471,594    1,173,149
                                                              ----------   ----------
          Total.............................................   1,512,344    1,654,917
                                                              ----------   ----------
Total furniture and equipment...............................   6,092,458    3,388,443
Less: accumulated depreciation and amortization.............   3,249,938    2,061,243
                                                              ----------   ----------
Furniture and equipment, net................................  $2,842,520   $1,327,200
                                                              ==========   ==========

NOTE 7 -- COMMERCIAL PAPER

     The Company has a commercial paper facility (the "CP facility") with a financial institution with borrowings outstanding at December 31, 1997 of $60,505,902 and at December 31, 1996 of $10,108,390. Under terms of the agreements the Company is able to borrow 98% of the principal amount of loans purchased. Borrowings under the commercial paper arrangement become due as the principal payments are received or the related automobile loans are sold. The combined amount of credit available to the Company for the purchase of automobile loans under the facility is $200 million. The amount of commercial paper outstanding at any time is collateralized by the Contracts held for sale. These credit arrangements mature on September 7, 1998 and are subject to annual renewal on each anniversary date. The Company is in compliance with certain ratios and other borrowing covenants under the commercial paper arrangements. The fair value of commercial paper was $60.5 million and $10.1 million at December 31, 1997 and 1996 respectively. The commercial paper facility had an average interest rate of 6.63% for the year ended December 31, 1997, and 6.69% for the year ended December 31, 1996.

NOTE 8 -- SUBORDINATED DEBT

     On November 17, 1994 the Company issued $5.0 million of 12% and $5.0 million of 11 3/4% subordinated debentures, with warrants for common stock, due October 31, 1999. The debentures were paid off at the completion of the initial public offering.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 9 -- REVOLVING CREDIT BORROWING

     The Company has a collateralized revolving line of credit with borrowings outstanding of $30.0 million at December 31, 1997 and $2.5 million at December 31, 1996. The Company can borrow up to $30.0 million for working capital and other expenditures for which the $200.0 million CP facility is not available. The Company may borrow and repay the loan during the two-year revolving period with the loan amount determined by a borrowing base formula. The formula is a percentage of the Company's RISA and trust receivable which are collateral for the borrowings. Advances bear interest at 3/4% over the lenders prime rate. The Revolving facility converts from revolving loans to fully-amortizing two-year term loans on June 30, 1998. The Revolving Facility had an average interest rate of 8.91% for the year ended December 31, 1997 and 8.50% for 1996. The fair value of the Revolving Facility was $30.0 million at December 31, 1997 and $2.5 million at December 31, 1996. The Company is in compliance with certain ratios and other borrowing covenants under the revolving credit borrowings.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company leases furniture, fixtures and equipment under capital leases with terms in excess of one year. The Company leases its office space under operating leases with options to renew. Certain operating lease agreements provide for escalations based on contractual provisions.

     Future minimum lease payments required under capital leases and noncancelable operating leases are as follows as of December 31, 1997:

                                                  CAPITAL LEASES    OPERATING LEASES
                                                  --------------    ----------------
1998............................................    $  522,432        $ 1,304,084
1999............................................       374,184          1,835,041
2000............................................       167,152          2,220,443
2001............................................        77,408          2,070,048
2002 and thereafter.............................        59,428         13,261,239
                                                    ----------        -----------
     Total......................................     1,200,604        $20,690,855
                                                                      ===========
Less amounts representing interest..............       198,297
                                                    ----------
Present value of net minimum lease payments.....    $1,002,307
                                                    ==========

     Rental expenses for premises and equipment amounted to approximately $1.4 million, $651,898, and $373,000 for the year ended December 31, 1997, 1996, and 1995 respectively.

NOTE 11 -- STOCK OPTIONS

     The Company has reserved 1,133,303 shares for future issuance to certain employees under its incentive stock option plan. The options may be exercised at prices ranging from $0.51 per share to $15.50 per share at any time, in whole or part, within ten years after the date of grant. Reserved, unoptioned shares totaled 759,488 at December 31, 1995, 502,764 at December 31, 1996, and 185,176
at December 31, 1997.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

     A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                  1997                          1996                          1995
                       ---------------------------   ---------------------------   --------------------------
                                  WEIGHTED AVERAGE              WEIGHTED AVERAGE             WEIGHTED AVERAGE
       OPTIONS          SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
       -------         --------   ----------------   --------   ----------------   -------   ----------------
Outstanding at begin-
  ning of year          597,480        $6.10          373,811        $ 2.30        307,517        $  .51
Granted                 402,700         7.89          394,593         11.14         68,044         10.34
Exercised              (112,867)         .51          (33,056)          .51              0             0
Forfeited               (85,113)        8.66         (137,868)        11.56         (1,750)          .51
                       --------        -----         --------        ------        -------        ------
Outstanding at end of
  year                  802,200        $7.51          597,480        $ 6.10        373,811        $ 2.30
                       ========        =====         ========        ======        =======        ======
Options exercisable
  at year end           321,564                       342,866                      215,633
                       ========                      ========                      =======
Weighted-average fair
  value of options
  granted during the
  year                 $   7.89                      $  11.14                      $ 10.34
                       ========                      ========                      =======

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                           OPTIONS EXERCISABLE
                                 OPTIONS OUTSTANDING                  ------------------------------
                  -------------------------------------------------     NUMBER
                    NUMBER      WEIGHTED-AVERAGE                      EXERCISABLE
    RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE       AT        WEIGHTED-AVERAGE
EXERCISE PRICES   AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/97      EXERCISE PRICE
----------------  -----------   ----------------   ----------------   -----------   ----------------
          $  .51    151,079           6.25 year         $  .51           140,630         $  .51
$ 6.86 to $ 8.00    427,545           6.21              $ 7.87            59,113         $ 7.62
$10.29 to $13.72    203,576           7.05              $11.16           101,821         $11.28
          $15.50     20,000           8.41              $15.50            20,000         $15.50
                    -------           ----              ------         ---------         ------
$  .51 to $15.50    802,200           6.48              $ 7.51           321,564         $ 6.16
================    =======           ====              ======         =========         ======

     Substantially all of the options granted by the Company vest over a four year period, 25% after one year and the remaining 75% ratably over the following 36 month period.

     Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The company has continued to account for stock-based compensation plans under APB 25. The fair value of the

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY options was estimated at date of grant using a Black-Scholes single option pricing model using the following assumptions:

                                                        1997         1996          1995
                                                     ----------   ----------    ----------
Risk free interest rate............................        5.5%         6.0%          6.0%
Expected stock price volatility....................       52.0%        80.0%         80.0%
Expected life of options...........................  four years   four years    four years
Expected dividends.................................        none         none          none

     The following table presents the pro forma disclosures required for SFAS 123 as of December 31:

                                                           1997      1996      1995
                                                          ------    ------    -------
Pro forma net income (loss) (dollars in thousands)......  $2,044    $6,785    $(3,892)
Pro forma net income (loss) per share-basic.............  $  .36    $ 1.32    $ (1.74)
Pro forma net income (loss) per share-diluted...........  $  .34    $ 1.19    $ (1.74)

NOTE 12 -- REDEEMABLE PREFERRED STOCK

     The Company has reserved 10 million shares of preferred stock and had designated 9 million shares as Series A Preferred Stock. The shares were subject to a $.06 per share dividend, payable quarterly when and if declared by the Board of Directors. The dividends were not cumulative. The Series A Preferred Stock was subject to holder redemption to be paid out of future earnings in three annual installments beginning January 1, 1999 and each subsequent January until January 1, 2001. The shares were subject to a 7% per year increase from the issue date. The increase accrued at December 31 of each year. The Series A Preferred Stock was converted to Common Stock at the time of the initial public offering.

NOTE 13 -- STOCKHOLDER'S EQUITY

     The Company had designated 136,000 shares of preferred stock as Series B Preferred Stock. The shares were subject to a $.05 per share dividend payable annually when, as and if declared by the Board of Directors. The dividends were not cumulative. The Series B Preferred Stock was converted into Common Stock upon the initial public offering.

     The Company's ability to pay or declare dividends is restricted by the terms of the credit facilities.

NOTE 14 -- INCOME TAXES

     The following table presents the current and deferred provision (benefit) for federal and state income taxes for the years ended December 31, 1997, 1996 and 1995:

                                                 1997          1996       1995
                                              ----------    ----------    ----
Current:
  Federal...................................  $  (12,018)   $  725,801    $  0
  State.....................................     (23,591)      (20,602)      0
                                              ----------    ----------    ----
                                                 (35,609)      705,199       0
                                              ----------    ----------    ----
Deferred:
  Federal...................................   1,340,202       337,285       0
  State.....................................     535,794       846,207       0
                                              ----------    ----------    ----
                                               1,875,996     1,183,492       0
                                              ----------    ----------    ----
  Total.....................................  $1,840,387    $1,888,691    $  0
                                              ==========    ==========    ====

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 1997, 1996 and 1995:

                                                  1997       1996       1995
                                                 ------     ------     ------
Statutory regular federal income tax rate
  (benefit)....................................   34.00%     34.00%    (34.00)%
State taxes (net of federal benefit)...........    7.64      10.35     (12.59)
Other..........................................    (.05)      7.66      (0.79)
Change in valuation allowance..................     .00     (32.24)     47.38
                                                 ------     ------     ------
                                                  41.59%     19.77%      0.00%
                                                 ======     ======     ======

     The components of the deferred income tax asset or (liability) as of December 31, 1997 and 1996 are as follows:

                                                     1997             1996
                                                  -----------      -----------
Property and equipment..........................  $    46,752      $    36,973
Accrued liabilities.............................      522,831           54,715
Capitalized costs...............................       89,268          171,670
Allowance for credit losses.....................            0           27,719
Gain on sale of Contracts.......................   (8,169,887)      (5,930,396)
Charitable Contribution.........................        1,626                0
Net operating losses............................    3,948,044        4,149,362
Credit carryover................................       31,453           18,211
State taxes.....................................      470,425          288,254
                                                  -----------      -----------
                                                  $(3,059,488)     $(1,183,492)
                                                  ===========      ===========

     At December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of $10,167,168 and $4,346,962, respectively. The net operating loss carryforwards begin to expire after 2009 and 1999, respectively.

NOTE 15 -- WARRANTS

     At December 31, 1997, the Company had the following warrants outstanding to purchase shares of common stock:

                                      BALANCE                            BALANCE                         BALANCE
                                    OUTSTANDING     NET REDUCTIONS     OUTSTANDING    NET REDUCTIONS   OUTSTANDING
                                         AT               TO                AT              TO              AT
                         EXERCISE   DECEMBER 31,      OUTSTANDING      DECEMBER 31,    OUTSTANDING     DECEMBER 31,
                          PRICE         1995           WARRANTS            1996          WARRANTS          1997
                          ------     ---------        ----------         -------            --           -------
Warrants...............   $ 0.03     1,704,183        (1,587,261)        116,922            0            116,922
Warrants...............   $ 0.51       109,891           (25,580)         84,311            0             84,311
Warrants...............   $11.50             0                 0          16,332            0             16,332
Warrants...............   $17.15         3,791                 0           3,791            0              3,791
                                     ---------        ----------         -------            --           -------
     Total.............              1,817,865        (1,612,841)        221,356            0            221,356
                                     =========        ==========         =======            ==           =======

     At December 31, 1997, all the Company's warrants outstanding to purchase shares of common stock were exercisable.

     During the year ended December 31, 1996 warrants of 15,843 and 25,580 were exercised at a price of $0.03 and $0.51 respectively. No warrants were exercised during 1997.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 16 -- EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company's common stock equivalents on earnings per share ("EPS").

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1997      1996      1995
                                                   ------    ------    ------
                                                     (In thousands, except
                                                      earnings per share)
Net income.......................................  $2,584    $7,672    $3,763
Weighted average shares outstanding..............   6,000     5,159     2,234
Net effect of dilutive stock options/warrants....     384       541        --
                                                   ------    ------    ------
Fully diluted weighted average shares
  outstanding....................................   6,384     5,700     2,234
                                                   ======    ======    ======
Earnings Per Share...............................  $ 0.43    $ 1.49    $(1.68)
                                                   ======    ======    ======
Earnings Per Share Assuming Full Dilution........  $ 0.40    $ 1.35    $(1.68)
                                                   ======    ======    ======

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents: The carrying amount approximates fair value because of the short maturity of those investments.

     Commercial Paper and Revolving Credit Borrowing: The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics.

     Contracts held for sale: The fair value of Contracts held for sale is based on the estimated proceeds expected on securitization of the Contracts held for sale.

     Trust Receivable: The fair value of the Trust Receivable is estimated using discounted cash flow analyses, using interest rates commensurate with the risk associated with the underlying assets of the Grantor Trusts.

     Retained Interest in Securitized Assets: The carrying amount is accounted for at an estimated fair value which is calculated by discounting the excess spread using a current market discount rate.

     Hedging. The fair value of the Company's outstanding forward agreements are estimated based on current rates offered to the Company for forward agreements with similar terms and conditions.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

     The estimated fair values of the Company's financial instrument are as follows at December 31:

                                                         1997                 1996
                                                   -----------------    -----------------
                                                   CARRYING    FAIR     CARRYING    FAIR
                                                    AMOUNT     VALUE     AMOUNT     VALUE
                                                   --------    -----    --------    -----
                                                               (IN MILLIONS)
Cash and cash equivalents........................   $  .9      $  .9     $  .6      $  .6
Contracts held for sale..........................   $64.3      $68.4     $12.6      $13.1
Trust receivable.................................   $27.6      $26.4     $10.1      $10.1
Retained interest in securitized assets..........   $48.8      $48.8     $29.6      $29.6
Commercial paper.................................   $60.5      $60.5     $10.1      $10.1
Revolving credit borrowings......................   $30.0      $30.0     $ 2.5      $ 2.5
Hedging
     Forward agreements..........................              $(1.1)               $  .4

NOTE 18 -- RELATED PARTIES

     The Company has a note receivable from a certain shareholder in the amount of $175,000. The note bears interest at 6.66% per annum. Principal and accrued interest are due on December 20, 1998.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

NOTE 19 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED
                                           -----------------------------------------------------
                                            MARCH 31      JUNE 30       SEPT. 30       DEC. 31
                                           ----------    ----------    -----------    ----------
1997
  Interest income........................  $1,881,992    $3,265,712    $ 3,659,736    $3,490,890
  Interest expense.......................   1,054,909     1,830,284      2,096,118     2,280,334
  Net interest income....................     827,083     1,435,428      1,563,618     1,210,556
  Provision for credit losses............     293,270       211,324        100,045       180,806
  Income before income taxes.............   1,048,444     1,118,507      1,126,419     1,131,133
  Income taxes...........................     436,000       465,297        468,590       470,500
  Net income.............................     612,444       653,210        657,829       660,633
  Net income per common share (Basic)....  $     0.10    $     0.11    $      0.11    $     0.11
  Net income per common share
     (Diluted)...........................  $     0.10    $     0.10    $      0.10    $     0.10

1996
  Interest income........................  $2,135,353    $2,752,428    $ 2,994,193    $1,798,182
  Interest expense.......................   1,790,268     1,255,688      1,492,629     1,001,264
  Net interest income....................     345,085     1,496,740      1,501,564       796,918
  Provision for credit losses............     (74,894)       49,824        167,963       122,909
  Income before income taxes.............   3,981,858     2,642,299      1,874,294     1,062,064
  Income taxes...........................     782,100       526,591        370,000       210,000
  Net income.............................   3,199,758     2,115,708      1,504,294       852,064
  Net income per common share (Basic)....  $     1.04    $     0.37    $      0.26    $     0.14
  Net income per common share
     (Diluted)...........................  $     0.87    $     0.33    $      0.23    $     0.13

1995
  Interest income........................  $2,233,457    $  369,575    $ 1,868,823    $3,758,465
  Interest expense.......................   1,290,357       989,611      1,220,902     2,504,506
  Net interest income....................     943,100      (620,036)       647,921     1,253,959
  Provision for credit losses............     178,864         4,542         21,286       260,548
  Loss before income taxes...............    (740,857)     (286,829)    (1,198,003)     (961,375)
  Income taxes...........................           0             0              0             0
  Net loss...............................    (740,857)     (286,829)    (1,198,003)     (961,375)
  Net income per common share (Basic)....  $    (0.33)   $    (0.13)   $     (0.53)   $    (0.43)
  Net loss per common share (Diluted)....  $    (0.33)   $    (0.13)   $     (0.53)   $    (0.43)

NOTE 20 -- SUBSEQUENT EVENTS (UNAUDITED)

     In the first quarter of 1998, the Company sold or securitized contracts totaling $188.0 million.

     In an effort to expand and diversify lending relationships, the Company created a new special finance subsidiary Onyx Acceptance Funding Corporation
(OFC) during the first quarter of 1998. Since then, OFC has developed two lending lines with Merrill Lynch Mortgage Capital, Inc.

     The lines are for $150.0 million and contain a warehouse line of $100.0 million and a residual line of $50.0 million. The lines are LIBOR based and have a term of one year with a maturity date in February 1999.

                   ONYX ACCEPTANCE CORPORATION AND SUBSIDIARY

     The Company, during the first quarter of 1998, completed a $10.0 million subordinated debt offering. The term of the subordinated debt is for two years ending February 27, 2000 with an option by the Company to extend the term by three years during which the loan would fully amortize, and bears a fixed interest rate at 9 1/2%. The Company also issued to the lender a warrant for Common Stock in the amount of 180,529 shares of the Common Stock of the Company.

                               INDEX TO EXHIBITS

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
   NO.                               DESCRIPTION                               PAGE
---------                            -----------                           ------------
   *3.1      Omitted.....................................................
   *3.2      Omitted.....................................................
   *3.3      Omitted.....................................................
   *3.4      Certificate of Incorporation of the Company.................
   *3.5      Bylaws of the Company.......................................
   *3.6      Omitted.....................................................
   *4.1      Omitted.....................................................
   +4.2      Rights Agreement dated as of July 8, 1997, between the
             Company and American Stock Transfer and Trust Company, as
             Rights Agent (which includes the form of Certificate of
             Designation for the Series A Participating Preferred Stock
             and the form of Rights Certificate of the Company...........
  *10.1      Form of Indemnification Agreement of the Company, a Delaware
             corporation.................................................
  *10.2      Second Amended and Restated 1994 Stock Option Plan..........
  *10.3      Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.........................
  *10.4      Form of Stock Option Agreement under Second Amended and
             Restated 1994 Stock Option Plan.............................
  *10.5      Form of Stock Purchase Agreement under Second Amended and
             Restated 1994 Stock Option Plan.............................
  *10.6      1994 Special Performance Option Grant Plan..................
  *10.7      Form of Notice of Grant of Stock Option under 1994 Special
             Performance Option Grant Plan...............................
  *10.8      Form of Stock Option Agreement under 1994 Special
             Performance Option Grant Plan...............................
  *10.9      Form of Stock Purchase Agreement under 1994 Special
             Performance Option Grant Plan...............................
  *10.10     Omitted.....................................................
  *10.11     Omitted.....................................................
  *10.12     Omitted.....................................................
  *10.13     Third Amendment to Amended and Restated Investors' Rights
             Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27,
             1995........................................................
  *10.14     Warrant to purchase Common Stock in favor of ContiTrade
             Services Corporation from Onyx Acceptance Corporation dated as of February 1, 1994......................................
  *10.15     First Amendment to Co-Sale and First Refusal Agreement
             between and among Onyx Acceptance Corporation,
             ContiFinancial Services Corporation, the Investors and
             Managers, as defined therein, dated as of February 1, 1994..
  *10.16     First Amendment to and Waiver of Certain Provisions of
             Investors' Rights Agreement between Onyx Acceptance
             Corporation, ContiFinancial Services Corporation, the
             Investors and the Management Holders, as defined therein,
             dated as of February 1, 1994................................

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
   NO.                               DESCRIPTION                               PAGE
---------                            -----------                           ------------
  *10.17     Senior Subordinated Note and Warrant Purchase Agreement
             between and among Onyx Acceptance Corporation, Capital
             Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November 17, 1994.....................................
  *10.18     Omitted.....................................................
  *10.19     Omitted.....................................................
  *10.20     Warrant to purchase Common Stock in favor of Capital
             Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994...............................
  *10.21     Warrant to purchase Common Stock in favor of Dominion Fund
             III, L.P. from Onyx Acceptance Corporation dated as of
             November 17, 1994...........................................
  *10.22     Amended and Restated Co-Sale and First Refusal Agreement
             between and among Onyx Acceptance Corporation and the
             Shareholders identified therein dated as of November 17,
             1994........................................................
  *10.23     Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the
             Management Holders identified therein dated as of November
             17, 1994....................................................
  *10.24     Amended and Restated Voting Agreement between and among Onyx
             Acceptance Corporation and the Shareholders identified
             therein dated as of November 17, 1994.......................
  *10.25     Omitted.....................................................
  *10.26     Omitted.....................................................
  *10.27     Omitted.....................................................
  *10.28     Omitted.....................................................
  *10.29     Omitted.....................................................
  *10.30     Sale and Servicing Agreement between Onyx Acceptance
             Corporation and Onyx Acceptance Financial Corporation dated as of September 8, 1994.....................................
  *10.31     Triple-A One Funding Corporation Credit Agreement between
             and among Onyx Acceptance Financial Corporation, Triple-A
             One Funding Corporation, CapMAC Financial Services, Inc. and
             Capital Markets Assurance Corporation dated as of September
             8, 1994.....................................................
  *10.32     Triple-A One Funding Corporation Note in favor of Onyx
             Acceptance Financial Corporation from Triple-A One Funding
             Corporation dated as of September 12, 1994..................
  *10.33     Triple-A One Funding Corporation Security Agreement between and among Onyx Acceptance Financial Corporation, Triple-A
             One Funding Corporation and Capital Markets Assurance
             Corporation dated as of September 8, 1994...................
  *10.34     Subordinated Security Agreement between Onyx Acceptance
             Corporation and Onyx Acceptance Financial Corporation dated as of September 8, 1994.....................................
  *10.35     Insurance and Indemnity Agreement between and among Onyx
             Acceptance Corporation, Capital Markets Assurance
             Corporation, Onyx Acceptance Financial Corporation and
             Triple-A One Funding Corporation dated as of September 8,
             1994........................................................
  *10.36     Seller Note in favor of Onyx Acceptance Corporation from
             Onyx Acceptance Financial Corporation dated September 12,
             1994........................................................
  *10.37     Subordinated Note in favor of Onyx Acceptance Corporation
             from Onyx Acceptance Financial Corporation dated September
             12, 1994....................................................

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
   NO.                               DESCRIPTION                               PAGE
---------                            -----------                           ------------
  *10.38     Sublease and Administrative Services Agreement between Onyx
             Acceptance Corporation and Onyx Acceptance Financial
             Corporation dated as of September 8, 1994...................
  *10.39     Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of
             September 1, 1994...........................................
  *10.40     Corporate Separateness Agreement between Onyx Acceptance
             Corporation and Onyx Acceptance Financial Corporation dated
             September 8, 1994...........................................
  *10.41     Amendment Number One to Security Agreement, Subordinated
             Security Agreement, Sale and Servicing Agreement and
             Definitions List between and among Onyx Acceptance Financial
             Corporation, Onyx Acceptance Corporation, Triple-A One
             Funding Corporation and Capital Markets Assurance
             Corporation dated March 1, 1995.............................
  *10.42     Omitted.....................................................
  *10.43     Omitted.....................................................
  *10.44     Omitted.....................................................
  *10.45     First Amendment to Amended and Restated Investors' Rights
             Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December
             15, 1994....................................................
  *10.46     Omitted.....................................................
  *10.47     Omitted.....................................................
  *10.48     Omitted.....................................................
  *10.49     Omitted.....................................................
  *10.50     Omitted.....................................................
  *10.51     Omitted.....................................................
  *10.52     Omitted.....................................................
  *10.53     Omitted.....................................................
  *10.54     Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated January 7, 1994....................
  *10.55     Warrant to purchase Series A Preferred Stock in favor of
             Comdisco, Inc. from Onyx Acceptance Corporation dated as of
             January 7, 1994.............................................
  *10.56     Warrant to purchase Common Stock in favor of Lighthouse
             Capital Partners from Onyx Acceptance Corporation dated
             November 3, 1995............................................
  *10.57     Master Lease Agreement between Lighthouse Capital Partners and Onyx Acceptance Corporation dated November 3, 1995......
  *10.58     Second Amendment to Amended and Restated Investors' Rights
             Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3,
             1995........................................................
  *10.59     Agreement for On-Line Services between On-Line Computer
             Systems, Inc. and Onyx Acceptance Corporation dated as of
             November 19, 1993...........................................
  *10.60     Agreement for On-Line Service between On-Line Computer
             Systems, Inc. and Onyx Acceptance Financial Corporation
             dated as of September 7, 1994...............................
  *10.61     Option Agreement between Onyx Acceptance Corporation and
             John W. Hall dated as of December 20, 1994..................

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
   NO.                               DESCRIPTION                               PAGE
---------                            -----------                           ------------
  *10.62     Promissory Note in favor of Onyx Acceptance Corporation from
             John Hall dated as of December 20, 1994.....................
  *10.63     Option Agreement between Onyx Acceptance Corporation and
             Brian Mac Innis dated as of December 20, 1994...............
  *10.64     Omitted.....................................................
  *10.65     Omitted.....................................................
  *10.66     Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7,
             1995........................................................
  *10.67     Sublease Agreement between Onyx Acceptance Corporation and
             AT&T Resource Management Corporation dated as of August 31,
             1993........................................................
  *10.68     Office Space Lease (Master Lease) between and among The
             Irvine Company and American Telephone and Telegraph Company
             dated as of April 29, 1987..................................
  *10.69     First Amendment To Sublease between and among AT&T Resource
             Management Corporation and Onyx Acceptance Corporation dated as of September 1, 1993.....................................
  *10.70     Onyx Acceptance Corporation 401(k) Plan dated January 1,
             1994........................................................
  *10.71     Pooling and Servicing Agreement between Onyx Acceptance
             Financial Corporation, Onyx Acceptance Corporation and
             Bankers Trust Company dated as of January 1, 1996...........
  *10.72     Underwriting Agreement between Onyx Acceptance Financial
             Corporation and Merrill Lynch, Pierce, Fenner & Smith
             Incorporated dated January 31, 1996.........................
  *10.73     Indemnification Agreement by and among Capital Markets
             Assurance Corporation, Onyx Acceptance Corporation, Onyx
             Acceptance Financial Corporation and Merrill Lynch, Pierce,
             Fenner & Smith Incorporated dated January 31, 1996..........
  *10.74     Indemnification Agreement by and between Onyx Acceptance
             Corporation and Merrill Lynch, Pierce, Fenner & Smith
             Incorporated dated as of January 31, 1996...................
  *10.75     Excess Servicing and Trust Receivable Revolving Credit and
             Term Loan Agreement among Onyx Acceptance Corporation, State
             Street Bank and Trust Company and The First National Bank of
             Boston dated as of January 31, 1996.........................
  *10.76     Pledge and Security Agreement by and among Onyx Acceptance
             Corporation, State Street Bank and Trust Company and The
             First National Bank of Boston dated as of January 31,
             1996........................................................
  *10.77     Subordination and Intercreditor Agreement by and among State
             Street Bank and Trust Company, The First National Bank of
             Boston, Capital Resource Lenders II, L.P., Dominion Fund III
             and Onyx Acceptance Corporation dated as of January 31,
             1996........................................................
  *10.78     1996-1 Spread Account Trust Agreement between Onyx
             Acceptance Financial Corporation and Bankers Trust
             (Delaware) dated as of February 6, 1996.....................
  *10.79     1995-1 Spread Account Trust Agreement between Onyx
             Acceptance Financial Corporation and Bankers Trust
             (Delaware) dated as of February 6, 1996.....................

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
   NO.                               DESCRIPTION                               PAGE
---------                            -----------                           ------------
  *10.80     1995-1 Purchase Agreement between Onyx Acceptance
             Corporation and Onyx Acceptance Financial Corporation dated as of February 6, 1996......................................
  *10.81     1994-1 Spread Account Trust Agreement between Onyx
             Acceptance Financial Corporation and Bankers Trust
             (Delaware) dated as of February 6, 1996.....................
  *10.82     1994-1 Purchase Agreement between Onyx Acceptance
             Corporation and Onyx Acceptance Financial Corporation dated as of February 6, 1996......................................
  *10.83     Omitted.....................................................
  *10.84     Omitted.....................................................
  *10.85     1996 Stock Option/Stock Issuance Plan.......................
 **10.86     Form of Pooling and Servicing Agreement between Onyx
             Acceptance Financial Corporation, Onyx Acceptance
             Corporation and Bankers Trust Company in connection with
             1996-2 Grantor Trust........................................
 **10.87     Form of Underwriting Agreement between Onyx Acceptance
             Financial Corporation and Merrill Lynch, Pierce, Fenner and
             Smith Incorporated in connection with 1996-2 Grantor
             Trust.......................................................
 **10.88     Form of Pooling and Servicing Agreement between Onyx
             Acceptance Financial Corporation, Onyx Acceptance
             Corporation and Bankers Trust Company in connection with
             1996-3 Grantor Trust........................................
***10.89     Form of Underwriting Agreement between Onyx Acceptance
             Financial Corporation and Merrill Lynch, Pierce, Fenner and
             Smith Incorporated in connection with 1996-3 Grantor
             Trust.......................................................
***10.90     Form of Pooling and Servicing Agreement between Onyx
             Acceptance Financial Corporation, Onyx Acceptance
             Corporation and Bankers Trust Company in connection with
             1996-4 Grantor Trust........................................
***10.91     Form of Underwriting Agreement between Onyx Acceptance
             Financial Corporation and Merrill Lynch, Pierce, Fenner and
             Smith Incorporated in connection with 1996-4 Grantor
             Trust.......................................................
****10.92    Form of Pooling and Servicing Agreement between Onyx
             Acceptance Financial Corporation, Onyx Acceptance
             Corporation and Bankers Trust Company in connection with
             1997-1 Grantor Trust........................................
****10.93    Form of Underwriting Agreement between Onyx Acceptance
             Financial Corporation and Merrill Lynch, Pierce, Fenner and
             Smith Incorporated in connection with 1997-1 Grantor
             Trust.......................................................
  #10.94     Form of Pooling and Servicing Agreement between Onyx
             Acceptance Financial Corporation, Onyx Acceptance
             Corporation and Bankers Trust Company in connection with
             1997-2 Grantor Trust........................................
  #10.95     Form of Underwriting Agreement between Onyx Acceptance
             Financial Corporation and Merrill Lynch, Pierce, Fenner and
             Smith Incorporated in connection with 1997-2 Grantor
             Trust.......................................................
 ##10.96     Form of Pooling and Servicing Agreement between Onyx
             Acceptance Financial Corporation, Onyx Acceptance
             Corporation and Bankers Trust Company in connection with
             1997-3 Grantor Trust........................................
 ##10.97     Form of Underwriting Agreement between Onyx Acceptance
             Financial Corporation and Merrill Lynch Pierce, Fenner and
             Smith Incorporation in connection with 1997-3 Grantor
             Trust.......................................................

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
   NO.                               DESCRIPTION                               PAGE
---------                            -----------                           ------------
###10.98     1997-4 Spread Account Trust Agreement between Onyx
             Acceptance Financial Corporation and Bankers Trust
             (Delaware) Dated as of December 12, 1997....................
###10.99     Form of Pooling Servicing Agreement between Onyx Acceptance
             Corporation, Onyx Acceptance Financial Corporation, and
             Bankers Trust Company in connection with the 1997-4 Onyx
             Acceptance Grantor Trust....................................
###10.100    Form of Underwriting Agreement between Onyx Acceptance
             Financial Corporation, Onyx Acceptance Corporation and
             Merrill Lynch & Co. in connection with the 1997-4 Onyx
             Acceptance Grantor Trust....................................
   21.1      Subsidiaries of the Registrant..............................
   27.1      Financial Data Schedule.....................................
   27.2      Financial Data Schedule.....................................
   27.3      Financial Data Schedule.....................................

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