Form 10-Q
period 1998-03-31
ONYX ACCEPTANCE CORP
filed 1998-05-15
CIK 1006614

================================================================================

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------
                                   FORM 10-Q
                                   ----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                          COMMISSION FILE NUMBER: 28050

                           ONYX ACCEPTANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      Delaware                                                       33-0577635
 (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


                           ONYX ACCEPTANCE CORPORATION
                       8001 IRVINE CENTER DRIVE, 5TH FLOOR
                                IRVINE, CA. 92618
                                 (949) 790-5400
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                                ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO [ ]

         As of April 30, 1998, there were 6,027,900 shares of registrant's Common Stock, par value $.01 per share outstanding.



================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                            Page
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
           Condensed Consolidated Statements of Financial Condition at
               March 31, 1998  and December 31, 1997....................................................      3
           Condensed Consolidated Statements of Income for the three months
               ended March 31, 1998 and March 31, 1997..................................................      4
           Consolidated Statements of Cash Flows for the three months ended
                March 31, 1998, and March 31, 1997......................................................      5
           Notes to Consolidated Financial Statements...................................................      6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........      8

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................................................     16
SIGNATURES..............................................................................................     20
EXHIBIT INDEX...........................................................................................     21

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                March 31,    December 31,
                                                                                  1998           1997
                                                                               ------------  ------------
                                                                                              (UNAUDITED)
                                     ASSETS
Cash & cash equivalents .....................................................  $  4,662,766  $    991,010
Trust receivables ...........................................................    30,401,309    27,628,619
Contracts held for sale (Net of allowance) ..................................    86,451,394    64,342,309
Retained interest on securitized assets .....................................    55,229,633    48,838,815
Other  assets ...............................................................     5,378,025     4,767,490
                                                                               ------------  ------------

           Total assets .....................................................  $182,123,127  $146,568,243
                                                                               ============  ============



                                   LIABILITIES


Accounts payable ............................................................  $  7,638,265  $  8,458,147
Debt ........................................................................   125,427,968    91,508,209
Other liabilities ...........................................................     7,669,076     6,046,395
                                                                               ------------  ------------

          Total liabilities .................................................   140,735,309   106,012,751




                                     EQUITY

Common stock
          Par  value $.01 per share; authorized 15,000,000 shares;
               issued and outstanding 6,026,563 as of March 31, 1998
               and issued and outstanding
               6,017,635 as of December 31, 1997 ............................        60,265        60,176
Paid in capital .............................................................    37,814,624    37,810,158
Retained earnings ...........................................................     3,512,929     2,685,158
                                                                               ------------  ------------

           Total equity .....................................................    41,387,818    40,555,492
                                                                               ------------  ------------

           Total liabilities and equity .....................................  $182,123,127  $146,568,243
                                                                               ============  ============


 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998            1997
                                                    -----------      -----------
REVENUES:                                                   (UNAUDITED)
Finance Revenue ..............................      $ 4,480,550      $ 1,881,992
Interest Expense .............................        2,820,986        1,054,909
                                                    -----------      -----------
Net Finance Revenue ..........................        1,659,564          827,083
Provision for Credit Losses ..................          306,988          293,270
                                                    -----------      -----------
Net Finance Revenue after Provision
 for Credit Losses ...........................        1,352,576          533,813
Gain on Sale of Contracts ....................        8,667,018        3,776,143
Service Fee Income ...........................        1,598,736        2,619,638

EXPENSES:
    Salaries and Benefits ....................        5,941,169        3,417,324
    Depreciation .............................          426,982          201,983
    Occupancy ................................          372,441          324,091
    General and administrative expenses ......        3,462,744        1,937,752
                                                    -----------      -----------
Total Expenses ...............................       10,203,336        5,881,150
                                                    -----------      -----------
Net Income before Taxes ......................        1,414,994        1,048,444
    Income Taxes .............................          587,223          436,000
                                                    -----------      -----------
Net Income after Taxes .......................      $   827,771      $   612,444
                                                    ===========      ===========

Net Income per share - Basic .................      $      0.14      $      0.10
Net Income per share - Diluted ...............      $      0.13      $      0.10

Basic Shares Outstanding .....................        6,024,820        5,962,174
Diluted Shares Outstanding ...................        6,420,551        6,403,911



 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              Three Months Ended March 31,
                                                                           -------------------------------
                                                                               1998               1997
                                                                           -------------     -------------
                                                                                      (unaudited)
Net cash used in operating activities .................................    $ (29,236,094)    $ (36,178,828)

INVESTING ACTIVITIES:
     Purchases of property and equipment ..............................         (678,605)         (394,959)
                                                                           -------------     -------------
              Cash used in investing activities .......................         (678,605)         (394,959)

FINANCING ACTIVITIES:
     Proceeds from exercise of options/warrants .......................            4,553            52,974
     Payments on capital lease obligations ............................         (140,589)         (155,884)
     Proceeds from drawdown on excess servicing line of credit ........        2,451,268         8,000,000
     Paydown of commercial paper related to securitization and sale ...     (184,006,000)      (83,500,000)
     Proceeds from issuance of commercial paper (net of other payments)      205,360,997       112,093,298
     Proceeds from subordinated debt ..................................       10,000,000                 0
     Payments in other loans ..........................................          (83,774)          (83,773)
                                                                           -------------     -------------
              Net cash provided by financing activities ...............       33,586,455        36,406,615
                                                                           -------------     -------------
              Increase (decrease) in cash and cash equivalents ........        3,671,756          (167,172)

Cash and cash equivalents at beginning of period ......................          991,010           603,028
                                                                           -------------     -------------
              Cash and cash equivalents at end of period ..............    $   4,662,766     $     435,856
                                                                           =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

Interest paid .........................................................    $   2,826,407     $   1,003,023
Capital lease additions ...............................................    $      86,786     $     383,317



 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

NOTE 2 - CONTRACTS HELD FOR SALE

         Contracts held for sale consisted of the following:


                                                March 31,          December 31,
                                                  1998                 1997
                                              ------------         ------------
Contracts held for sale ..............        $ 94,014,562         $ 71,216,278
Less unearned interest ...............           8,771,578            7,835,794
                                              ------------         ------------

                                                85,242,984           63,380,484
Allowance for credit losses ..........            (426,215)            (316,902)
                                              ------------         ------------

                                                84,816,769           63,063,582
Dealer participation .................           1,634,625            1,278,727
                                              ------------         ------------

Total ................................        $ 86,451,394         $ 64,342,309
                                              ============         ============


NOTE 3 - RETAINED INTEREST IN SECURITIZED ASSETS

         SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

         Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

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

As of March 31, 1998 the market value of RISA approximated cost. The Company retains the rights to service all contracts it securitizes.

         The Company is currently using securitization assumptions that are consistent with its historical performance. These assumptions are an ABS prepayment speed of 1.75%, loss assumption of 2.0% and a discount rate of 3.50% over the pass-through rate


         The following table presents the balances and activity for retained interest on securitized assets:


                                              March 31,             December 31,
                                                1998                    1997
                                            ------------           ------------
Beginning balance ................          $ 48,838,815           $ 29,632,039
Additions ........................            15,750,000             45,940,000
Amortization .....................            (9,359,182)           (26,733,224)
                                            ------------           ------------

Ending balance ...................          $ 55,229,633           $ 48,838,815
                                            ============           ============

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


                                                                    March 31,      December 31,
                                                                      1998             1997
                                                                  ------------     ------------
Estimated net undiscounted RISA earnings ....................     $ 91,108,852     $ 78,579,178
Off balance sheet allowance for losses ......................       30,126,686       24,787,037
Discount to present value ...................................        5,752,533        4,953,326
                                                                  ------------     ------------
Retained interest in securitized assets .....................     $ 55,229,633     $ 48,838,815
                                                                  ------------     ------------
Outstanding balance of contracts sold through securitizations     $784,922,131     $693,896,100
                                                                  ============     ============


         Management believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

NOTE 4 - EARNINGS PER SHARE

The following is an illustration of the dilutive effect of the Company's common stock equivalents on earnings per share ("EPS")


                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Net Income .......................................     $  827,771     $  612,444
                                                       ==========     ==========

Weighted average shares outstanding ..............      6,024,820      5,962,174
Net effect of dilutive stock options/warrants ....        395,731        441,737
Diluted weighted average shares outstanding ......      6,420,551      6,403,911

Net income per share:

Basic ............................................     $     0.14     $     0.10
                                                       ==========     ==========
Diluted ..........................................     $     0.13     $     0.10
                                                       ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Onyx Acceptance Corporation (the "Company" or "Registrant") is a specialized consumer finance company engaged in the purchase, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in 18 states and to a lesser extent the origination of motor vehicle loans on a direct basis to consumers (collectively the "Contracts"). The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $1.4 billion in Contracts from over 3,300 dealerships and has expanded its operations from a single office in Irvine, California to eleven Auto Finance Centers.

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

         The Company experienced significant growth in its purchased volume of Contracts. Purchased Contract volume increased to $218.2 million for the first three months of 1998 from $125.7 million for the first three months of 1997, representing an increase of 73.6%. This growth in acquisition volume is attributable to the opening of three additional Auto Finance Centers since the end of the first quarter of 1997 and the continued market penetration within the Company's existing centers. The Company's servicing portfolio at March 31, 1998 was $884.7 million compared to $478.4 at March 31, 1997, an increase of 84.9%. Total revenues, including servicing income during the first three months of 1998 were $11.9 million compared to $7.2 million for the same period ended March 31, 1997.

         Net income for the first quarter of 1998 was $827,771 or $0.13 per diluted share compared to $612,444 or $0.10 per diluted share in the first quarter of 1997. The increase in earnings and earnings per diluted share resulted from an increase in Contracts purchased or originated in addition to the sale of $188.0 million in Contracts during the first quarter of 1998 compared to $90.0 million in the first quarter of 1997. Of the total Contracts sold during the first quarter of 1998, $173.0 million of the sale was securitized through a public offering similar in structure to the ten prior securitizations completed by the Company since 1994, while $15.0 million was sold on a whole loan basis, with servicing retained.

         The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past five fiscal quarters:


                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                           FOR THE QUARTERS ENDED
                                                   --------------------------------------------------------------------
                                                   MARCH 31,      JUNE 30,    SEPTEMBER 30,    DEC. 31,       MARCH 31,
                                                     1997           1997           1997          1997           1998
                                                   --------       --------    -------------    --------       ---------
                                                                                (DOLLARS IN THOUSANDS)
Contracts purchased/originated during period       $125,713       $145,548       $152,334       $182,310       $218,204
Average monthly volume during period .......         41,904         48,516         50,778         60,770         72,735
Gain on sale of Contracts ..................          3,776          4,300          6,938          7,809          8,667
Total revenue (1) ..........................          7,223          8,711          9,551         10,465         11,925
Contracts securitized during period ........         90,000        121,676        149,600        166,000        173,000
Contracts sold during period ...............              0              0              0              0         15,000
Servicing portfolio at period end ..........        478,440        564,922        649,563        757,277        884,692

--------------------

(1) Total revenue is comprised of net finance revenue, servicing fee income and gain on sale of contracts

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1998 AND 1997

         Net Finance Revenue. Net finance revenue increased to $1,659,564 for the quarter ended March 31, 1998 from $827,083 for the same period in 1997. The increase is primarily attributable to an increase in the average amount of Contracts held for sale during the quarter. Average Contracts held for sale were $128.9 million during the first quarter of 1998, compared to $47.4 million during the first quarter of 1997.

         Provision for Credit Losses. During the quarter ended March 31, 1998, the provision for credit losses totaled $306,988 compared to $293,270 for the same period ended in 1997. Provision for credit losses consists of net credit losses incurred during the period plus future provision for losses reserved against the net changes in contracts held for sale during the period. Net credit losses accounted for $197,700 during the first quarter of 1998 compared to $151,300 in the first quarter of 1997 due to an increase in the average contracts held for sale in the period. Future provisions declined to $109,300 from $142,000 as the contracts held for sale increased $21.8 million during the first quarter of 1998 vs. $28.4 million during the first quarter of 1997.

         Gain on Sale of Contracts. The Company sold $188.0 million of Contracts during the quarter ended March 31, 1998, resulting in a gain on sale of Contracts of $8.7 million compared to a securitization of $90.0 million for the first quarter of 1997 resulting in a gain on sale of $3.8 million. The gain on the sale of contracts increased to 4.6% vs. 4.0% of the amount of Contracts securitized and sold, as the net interest rate spread widened to 2.83% from 2.25%.

         Servicing Fee Income. Servicing fee income declined to $1.6 million during the first quarter of 1998 from $2.6 million during the same period in 1997. Higher contractual service fees due to the growth of the servicing portfolio were offset by a reduction in the accrual for servicing advances on delinquent contracts and by an acceleration of the amortization of the RISA.

         Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $5.9 million during the first quarter of 1998 compared with $3.4 million for the first quarter of 1997, an increase of 73.5%. This increase is attributable to the incremental staffing requirements from the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company increased from 250 at March 31, 1997 to 403 at March 31, 1998

         Other Operating Expenses. Other operating expenses increased by 72% to $4.3 million for the quarter ended March 31, 1998 from $2.5 million for the same period ended March 31, 1997. The majority of the increases are due to the growth of the servicing portfolio, to costs related to collection and customer service operations and the opening of additional auto finance centers.

         Net Income. The Company posted net income of $827,771 for the quarter ended March 31, 1998 or $.13 per diluted share compared to $612,444 or $.10 per diluted share for the same period of 1997. The increase in earnings and earnings per diluted share resulted from an increase in the purchase and origination of Contracts and the size of the Company's securitization during the quarter. The Company securitized and sold $188.0 million in Contracts during the first quarter of 1998 compared to $90.0 million in the first quarter of 1997. $173.0 million was securitized through a public offering similar in structure to the ten prior securitizations completed by the Company since 1994, while $15.0 million was sold on a whole loan basis, with servicing retained.

ASSET QUALITY

         With the continued expansion of the Company in the eastern United States and the significant growth in the existing branches, the Company undertook a project to centralize and improve its servicing and collection process. The Company believes that a centralized group is efficient, effective and assures that collection practices and policies are applied consistently throughout the Company. Management continues to rely on the use of current technology such as predictive dialers utilizing an automated processing for contacting delinquent borrowers, including a payment system that allows electronic payment on delinquent accounts to be applied the same day as the contact with the borrower. Over the past few quarters, management has focused on the hiring, training and retention of a centralized collection staff. During the first quarter of 1998 the Company realized some of the benefits of the centralization and training of the collection department. At March 31, 1998, delinquencies for the servicing portfolio represented 1.77% of the amount of Contracts in the Company's servicing portfolio or $15.63 million as compared to 3.13% at March 31, 1997 or $14.96 million. Loan losses for the servicing portfolio as a percentage of average serviced loans outstanding increased to 1.84% during the quarter compared to 1.83% for the first quarter of 1997. It is anticipated that with the reduction in the delinquency rate in 1998 over that experienced during 1997, the annualized loss rate will improve in 1998 over the 2.03% loss rate for the year ended December 31, 1997.


                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO



                                                     FOR THE QUARTERS ENDED MARCH 31,
                                          --------------------------------------------------------
                                                    1998                            1997
                                          ------------------------        ------------------------
                                           Amount             No.          Amount             No.
                                          --------          ------        --------          ------
                                                           (DOLLARS IN THOUSANDS)
Servicing portfolio ...............       $884,692          86,327        $478,440          45,740
Delinquencies(1)(2)
             31-59 days ...........       $  9,194             937        $  9,867             904
             60-89 days ...........       $  2,863             277        $  2,551             242
             90+ days .............       $  3,572             320        $  2,542             214
Total .............................       $ 15,629           1,534        $ 14,960           1,360
Total delinquencies as a percent of
Servicing portfolio ...............           1.77%           1.78%           3.13%           2.97%


------------

(1)  Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.




                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO



                                                              FOR THE QUARTERS ENDED
                                                                    MARCH 31,
                                                         ------------------------------
                                                            1998                1997
                                                         -----------        -----------
                                                            (DOLLARS IN THOUSANDS)
Period end contracts outstanding .................       $   884,692        $   478,440
Average servicing portfolio(1) ...................       $   815,922        $   433,147
Number of gross charge-offs ......................               818                367
Gross charge-offs ................................       $   4,457.6        $   2,309.2
Net charge-offs ..................................       $   3,761.8        $   1,979.7
Annualized net charge-offs as a percent of average
servicing portfolio ..............................              1.84%              1.83%

------------

(1)  Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs, including cash held in spread accounts; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) net interest income during the warehousing period; (ii) contractual servicing fees; (iii) future servicing cash flows; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company provide the needed capital to fund the expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

     Cash used in operating activities was $29.2 million for the quarter ended March 31, 1998, compared to $36.2 million used in the quarter ended March 31, 1997. Cash used in investing activities was $678,605 for the quarter ended March 31, 1998 compared to $394,959 for the quarter ended March 31, 1997. A reduction in the use of the Company's capital lease lines contributed to the increase in investing activities.

     Cash provided by financing activities was $33.6 million for the quarter ended March 31, 1998, compared to $36.4 million for the quarter ended March 31, 1997. Warehouse facilities and the issuance of subordinated debt contributed to the cash increase during the quarter ended March 31, 1998. The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $200 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by MBIA ("MBIA") and is currently rated A-1/P-1 by Standard & Poor's Ratings Group and Moody's Investor Services, Inc., respectively (such ratings are not recommendations to invest and are subject to change). This facility provides funds to purchase Contracts. The advance rate to OAFC was increased during the first quarter of 1998 from 95% to 98% of adjusted eligible principal balance of each Contract.

     Additionally, the Company has a $30 million collateralized credit facility with State Street Bank of Boston and BankBoston (the "Revolving Credit Facility") under which the Company may (subject to borrowing base availability) borrow for working capital and expenditures for which the Company's $200 million CP Facility is not otherwise available. Under the term of the Revolving Credit Facility, the available borrowings are based on the following collateral based formula: up to the lesser of 65% of the net book value of the Company's RISA and trust receivables deemed eligible by the lenders or 75% of the value of such RISA and trust receivables determined by such lenders in accordance with their collateral valuation model. The Revolving Credit Facility converts from revolving loans to fully-amortizing two-year term loans on June 30, 1998 or if earlier, upon the occurrence of certain "credit triggers".

     In the first quarter of 1998, the Company created a new finance subsidiary, Onyx Acceptance Funding Corporation ("Fundco") through which two new lending lines have been developed, each with Merrill Lynch Mortgage Capital, Inc. A $100 million line (the "Merrill Line") provides funding for the purchase and origination of Contracts. It provides an advance rate of approximately 95% of the principal balance of each the Contracts that are used for collateral. The interest rate is based on LIBOR and has a term of one year and matures in February, 1999. A $50 million line (the "Residual Line") is used by the Company to finance operating requirements. The amount available for borrowing is based on a collateral based formula of a percentage of the value of excess cash flow to be received from certain securitizations and a percentage of the amount of the Merrill Line outstanding on a quarterly basis. The interest rate is based on LIBOR and the facility has a term of one year and matures in February 1999.

     The Company during the first quarter of 1998, completed a $10.0 million subordinated debt offering. The term of the debt is for two years ending February 27, 2000, with an option by the Company to extend the term by three years during which the loan would fully amortize. The debt bears a fixed interest rate of 9.5%

SECURITIZATIONS AND LOAN SALES.

     In March 1998, the Company consummated a securitization in the amount of $173.0 million with a pass-through rate of 5.95% and a net interest rate spread inclusive of all costs of 2.83%, and a whole loan sale of $15.0 million. As a result of these transactions, the Company realized a gain on securitization and sale of approximately $8.7 million.

     The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to mitigate interest rate exposure. Further the Company employs a hedging strategy which primarily includes the execution of forward interest rate swaps. These hedges are entered into by the Company in numbers and amounts, which generally correspond, to the anticipated principal amount of the related securitization or whole loan sale. As of May 5, 1998, the Company had in effect an interest rate hedges for $210 million, which mature June 12, 1998, which the Company believes are adequate to cover its next securitization or loan sale.

FORWARD LOOKING INFORMATION

     The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may, "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth in this Form 10-Q constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

     Dependence on Warehouse and Residual Financing. The Company depends on warehousing facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. The Company's warehousing facilities include a $200 million asset-backed commercial paper conduit program (the "CP Facility"), of which MBIA is the program manager, and a $100 million Libor based repurchase facility provided by Merrill Lynch Mortgage Capital Inc. ("Merrill Line"). The combined facilities allow the Company to finance up to 98% of the purchase price of Contracts. The CP Facility expires in September 1998. The Merrill Line has a term of one year and matures in February 1999. The Company currently has two revolving credit loans with institutional lenders for working capital and expenditures for which the Company's warehouse facilities are not otherwise available. The $30 million Revolving Facility, unless extended, converts on June 30, 1998 into fully amortizing two-year term loans maturing on June 29, 2000, and the $50 million Residual Line has a term of one year and matures in February 1999.

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

     The continued availability of the Revolving Facility is subject to, among other things, substantially similar financial covenants to those of the CP Facility except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth, and is tested on the last day of every month. Additionally, the Company is subject under the documentation governing the Revolving Facility, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a Securitization. The continued availability of the Merrill Line and the Residual Line are subject to certain financial covenants, which are primarily dependent upon the net worth of the Company.

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

     Dependence on Credit Enhancement. Since inception, through March 31, 1998 each of the Company's securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to the Company. MBIA is not required to insure future securitizations nor is the Company restricted in its ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. There can be no assurance that the Company will be able to obtain credit enhancement in any form from MBIA or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. The Company also relies on MBIA's financial guarantee insurance policy to reduce its borrowing cost under the "A-1/P-1" rated CP Facility. A downgrading of MBIA's credit rating or MBIA's withdrawal of credit enhancement could result in higher interest costs for future Company securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on the Company's results of operations and financial condition.

     Interest Rate Risk. The Company's profitability is largely determined by the difference, or "spread," between the effective rate of interest received by the Company on the Contracts acquired by the Company and the interest rates payable under its credit facilities during the warehousing period or for certificates issued in securitizations. Several factors affect the Company's ability to manage interest rate risk. First, the Contracts are purchased at fixed interest rates, while amounts borrowed under the Company's credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. The Company's policy is to increase the buy rates it posts with dealerships or to increase rates it uses to solicit to consumers for Contracts in response to increases in its cost of funds during the warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by its competitors may limit the Company's ability to pass through its increased costs of warehousing financing. Second, the spread can be adversely affected after a Contract is purchased and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. The CP Facility permits the Company to select maturities of up to 270 days for commercial paper issued under the CP Facility. Third, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased by the Company have fixed rates, the Company bears the risk of spreads narrowing because of interest-rate increases during the period from the date the Contracts are purchased until the closing of its securitization of such Contracts. The Company employs a hedging strategy that is intended to minimize this risk which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for its securitizations. There can be no assurance, however, that this strategy will consistently or completely offset adverse interest-rate movements during the warehousing period or that the Company will not sustain losses on hedging transactions. The Company's hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company's gains on sales of Contracts and results of operations could be adversely affected. In addition, to the extent that the interest rates charged on Contracts sold in a securitization with a pre-funding structure decline below the rates prevailing at the time that the securitization closed the Company has some interest rate exposure to falling interest rates during the pre- funding period. Such a rate decline would reduce the interest rate spread because the interest rate on the certificates would remain fixed. This, in time, would negatively impact the gains on sale of Contracts and the Company's results of operations.

     Default and Prepayment Risk. The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of Contracts purchased and warehoused by the Company. A portion of the Contracts acquired by the Company may default or prepay during the warehousing period. The Company bears the risk of losses resulting from payment defaults during the warehousing period. In the event of payment default, the collateral value of the Financed Vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains an allowance for credit losses on Contracts held during the warehousing period, which reflects management's estimates of anticipated credit losses during such period. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. In addition, under the terms of the CP Facility, the Company will not be able to borrow against defaulted Contracts.

     Prepayment or default of Contracts in the servicing portfolio can also adversely affect the Company's servicing income. The Company's contractual servicing revenue is based on a percentage of the outstanding balance of such Contracts. Thus, if Contracts are prepaid or charged-off, then the Company's servicing revenue will decline to the extent of such prepaid or charged-off Contracts.

     The gain on sale of Contracts recognized by the Company in each securitization and the value of the RISA in each transaction reflects management's estimate of future credit losses and prepayments for the Contracts included in that securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceeded those estimated, the value of the RISA would be impaired. The Company periodically reviews its credit loss and prepayment assumptions relative to the performance of the securitized contracts and to market conditions. If necessary, the Company would adjust the value of the RISA by making a charge to servicing fee income. However, the Company's results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceeded anticipated levels. Further, any write down of RISA would reduce the amount available to the Company under the Revolving Facility or Residual Line, thus requiring the Company to pay down amounts outstanding under the Revolving Facility or Residual Line or provide additional collateral to cure the borrowing base deficiency.

     Loss of Servicing Rights and Suspension of Future Servicing Cash Flows. The Company is entitled to receive servicing income only while it acts as servicer for Contracts during the warehousing period and under the pooling and servicing agreement for securitized Contracts. Any loss of the servicing rights would have a material adverse effect on the Company's operations and financial condition.

     The Company's right to act as servicer can be terminated by MBIA on Contracts funded by the Facility as program manager, upon the occurrence of certain servicer termination events (as defined in the sale and servicing agreement). Servicer termination events include material misrepresentations or material breaches of warranties or covenants by Onyx or OAFC, including the financial covenants of Onyx contained in the sale and servicing agreement.

     The Company's loss of the servicing rights under the Company's sale and servicing agreements or the pooling and servicing agreements or the occurrence of a trigger event that would block release of future servicing cash flows from the Grantor Trusts' spread accounts would have a material adverse effect on the Company's results of operations and financial condition.

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

     The automobile industry generally is sensitive to adverse economic conditions both nationwide and in California. Periods of rising interest rates reduced economic activity or higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle loans. There can be no assurance that such economic conditions will not occur, or that such conditions will not result in such severe reductions in the Company's revenues or cash flows available to the Company to permit the Company to remain current on its credit facilities.

     Regulation. The Company's business is subject to numerous federal and state consumer protection laws and regulations, which, among other things: (i) require the Company to obtain and maintain certain licenses and qualifications; (ii) limit the interest rates, fees and other charges the Company is allowed to charge; (iii) limit or prescribe certain other terms of the Company's Contracts;
(iv) require specific disclosures; and (v) define the Company's rights to repossess and sell collateral. The Company believes it is in compliance in all material respects with all such laws and regulations, and that such laws and regulations have had no material adverse effect on the Company's ability to operate its business. However, the Company's failure to comply with applicable laws and regulations changes in existing laws or regulations, or in the interpretation thereof, or the promulgation of any additional laws or regulations could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits


EXHIBIT NO.                                              Exhibit Title
----------                                               -------------
   *3.1          Omitted.
   *3.2          Omitted.
   *3.3          Omitted.
   *3.4          Certificate of Incorporation of the Company.
   *3.5          Bylaws of the Company.
   *3.6          Omitted.
   *4.1          Omitted.
   +4.2          Rights Agreement dated as of July 8, 1997, between the Company and American Stock Transfer and Trust Company, as
                 Rights Agent (which includes the form of Certificate of Designation for the Series A Participating Preferred
                 Stock and the form of Rights Certificate of the Company.
   *10.1         Form of Indemnification Agreement of the Company, a Delaware corporation.
   *10.2         Second Amended and Restated 1994 Stock Option Plan.
   *10.3         Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.
   *10.4         Form of Stock Option Agreement under Second Amended and Restated 1994 Stock Option Plan.
   *10.5         Form of Stock Purchase Agreement under Second Amended and Restated 1994 Stock Option Plan.
   *10.6         1994 Special Performance Option Grant Plan.
   *10.7         Form of Notice of Grant of Stock Option under 1994 Special Performance Option Grant Plan.
   *10.8         Form of Stock Option Agreement under 1994 Special Performance Option Grant Plan.
   *10.9         Form of Stock Purchase Agreement under 1994 Special Performance Option Grant Plan.
   *10.10        Omitted
   *10.11        Omitted
   *10.12        Omitted
   *10.13        Third Amendment to Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27, 1995.
   *10.14        Warrant to purchase Common Stock in favor of ContiTrade Services Corporation from Onyx Acceptance Corporation dated as of February 1, 1994.
   *10.15        First Amendment to Co-Sale and First Refusal Agreement between and among Onyx Acceptance Corporation,
                 ContiFinancial Services Corporation, the Investors and Managers, as defined therein, dated as of February 1,
                 1994.
   *10.16        First Amendment to and Waiver of Certain Provisions of Investors' Rights Agreement between Onyx Acceptance
                 Corporation, ContiFinancial Services Corporation, the Investors and the Management Holders, as defined therein, dated as of February 1, 1994.
   *10.17        Senior Subordinated Note and Warrant Purchase Agreement between and among Onyx Acceptance Corporation, Capital
                 Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November

EXHIBIT NO.                                              Exhibit Title
----------                                               -------------
                 17, 1994.
   *10.18        Omitted
   *10.19        Omitted
   *10.20        Warrant to purchase Common Stock in favor of Capital Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.
   *10.21        Warrant to purchase Common Stock in favor of Dominion Fund III, L.P. from Onyx Acceptance Corporation dated as of
                 November 17, 1994.
   *10.22        Amended and Restated Co-Sale and First Refusal Agreement between and among Onyx Acceptance Corporation and the
                 Shareholders identified therein dated as of November 17, 1994.
   *10.23        Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the Management Holders identified therein dated as of November 17, 1994.
   *10.24        Amended and Restated Voting Agreement between and among Onyx Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.
   *10.25        Omitted
   *10.26        Omitted
   *10.27        Omitted
   *10.28        Omitted
   *10.29        Omitted
   *10.30        Sale and Servicing Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 8, 1994.
   *10.31        Triple-A One Funding Corporation Credit Agreement between and among Onyx Acceptance Financial Corporation,
                 Triple-A One Funding Corporation, CapMAC Financial Services, Inc. and Capital Markets Assurance Corporation dated as of September 8, 1994.
   *10.32        Triple-A One Funding Corporation Note in favor of Onyx Acceptance Financial Corporation from Triple-A One Funding
                 Corporation dated as of September 12, 1994.
   *10.33        Triple-A One Funding Corporation Security Agreement between and among Onyx Acceptance Financial Corporation,
                 Triple-A One Funding Corporation and Capital Markets Assurance Corporation dated as of September 8, 1994.
   *10.34        Subordinated Security Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation
                 dated as of September 8, 1994.
   *10.35        Insurance and Indemnity Agreement between and among Onyx Acceptance Corporation, Capital Markets Assurance
                 Corporation, Onyx Acceptance Financial Corporation and Triple-A One Funding Corporation dated as of September 8,
                 1994.
   *10.36        Seller Note in favor of Onyx Acceptance Corporation from Onyx Acceptance Financial Corporation dated September
                 12, 1994.
   *10.37        Subordinated Note in favor of Onyx Acceptance Corporation from Onyx Acceptance Financial Corporation dated
                 September 12, 1994.
   *10.38        Omitted.
   *10.39        Omitted.
   *10.40        Omitted.
   *10.42        Omitted.
   *10.43        Omitted.
   *10.44        Omitted.
   *10.45        First Amendment to Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December 15, 1994.
   *10.46        Omitted.
   *10.47        Omitted.
   *10.48        Omitted.
   *10.49        Omitted
   *10.50        Omitted
   *10.51        Omitted
   *10.52        Omitted
   *10.53        Omitted
   *10.54        Omitted.
   *10.55        Warrant to purchase Series A Preferred Stock in favor of Comdisco, Inc. from Onyx Acceptance Corporation dated as of January 7, 1994.

EXHIBIT NO.                                              Exhibit Title
----------                                               -------------
   *10.56        Warrant to purchase Common Stock in favor of Lighthouse Capital Partners from Onyx Acceptance Corporation dated
                 November 3, 1995.
   *10.57        Master Lease Agreement between Lighthouse Capital Partners and Onyx Acceptance Corporation dated November 3,
                 1995.
   *10.58        Second Amendment to Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance
                 Corporation and the Investors identified therein dated as of November 3, 1995.
   *10.59        Omitted.
   *10.60        Omitted.
   *10.61        Option Agreement between Onyx Acceptance Corporation and John W. Hall dated as of December 20, 1994.
   *10.62        Promissory Note in favor of Onyx Acceptance Corporation from John Hall dated as of December 20, 1994.
   *10.63        Omitted.
   *10.64        Omitted
   *10.65        Omitted
   *10.66        Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June
                 7, 1995.
   *10.67        Omitted.
   *10.68        Omitted.
   *10.69        Omitted.
   *10.70        Onyx Acceptance Corporation 401(k) Plan dated January 1, 1994.
   *10.71        Omitted.
   *10.72        Omitted.
   *10.73        Omitted.
   *10.74        Omitted.
   *10.75        Excess Servicing and Trust Receivable Revolving Credit and Term Loan Agreement among Onyx Acceptance Corporation,
                 State Street Bank and Trust Company and The First National Bank of Boston dated as of January 31, 1996.
   *10.76        Pledge and Security Agreement by and among Onyx Acceptance Corporation, State Street Bank and Trust Company and
                 The First National Bank of Boston dated as of January 31, 1996.
   *10.77        Subordination and Intercreditor Agreement by and among State Street Bank and Trust Company, The First National
                 Bank of Boston, Capital Resource Lenders II, L.P., Dominion Fund III and Onyx Acceptance Corporation dated as of
                 January 31, 1996.
   *10.78        1996-1 Spread Account Trust Agreement between Onyx Acceptance Financial Corporation and Bankers Trust (Delaware)
                 dated as of February 6, 1996.
   *10.79        1995-1 Spread Account Trust Agreement between Onyx Acceptance Financial Corporation and Bankers Trust (Delaware)
                 dated as of February 6, 1996.
   *10.80        1995-1 Purchase Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of February 6, 1996.
   *10.81        1994-1 Spread Account Trust Agreement between Onyx Acceptance Financial Corporation and Bankers Trust (Delaware)
                 dated as of February 6, 1996.
   *10.82        1994-1 Purchase Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of February 6, 1996.
   *10.83        Omitted.
   *10.84        Omitted.
   *10.85        1996 Stock Option/Stock Issuance Plan.
    10.87        Omitted.
    10.88        Omitted.
    10.89        Omitted.
    10.90        Omitted.
   *10.91        Omitted.
  **10.92        Form of Pooling and Servicing Agreement between Onyx Acceptance Financial Corporation, Onyx Acceptance
                 Corporation and Bankers Trust Company in connection with 1997-1 Grantor Trust.
  **10.93        Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner
                 and Smith Incorporated in connection with 1997-1 Grantor Trust.
   #10.94        Form of Pooling and Servicing Agreement between Onyx Acceptance Financial Corporation, Onyx Acceptance
                 Corporation and Bankers Trust Company in connection with 1997-2 Grantor Trust
   #10.95        Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch, Pierce, Fenner
                 and Smith Incorporated in connection with 1997-2 Grantor Trust.

EXHIBIT NO.                                              Exhibit Title
----------                                               -------------
   ##10.96       Form of Pooling and Servicing Agreement between Onyx Acceptance Financial Corporation, Onyx Acceptance
                 Corporation and Bankers Trust Company in connection with 1997-3 Grantor Trust.
   ##10.97       Form of Underwriting Agreement between Onyx Acceptance Financial Corporation and Merrill Lynch Pierce, Fenner and
                 Smith Incorporation in connection with 1997-3 Grantor Trust.
   ###10.98      1997-4 Spread Account Trust Agreement between Onyx Acceptance Financial Corporation and Bankers Trust (Delaware)
                 Dated as of December 12, 1997.
   ###10.99      Form of Pooling Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation,
                 and Bankers Trust Company in connection with the 1997-4 Onyx Acceptance Grantor Trust.
   ###10.100     Form of Underwriting Agreement between Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and
                 Merrill Lynch & Co. in connection with the 1997-4 Onyx Acceptance Grantor Trust.
   10.101        Term Loan Agreement by and between Bay View Capital Corporation and Onyx Acceptance Corporation Dated February
                 24, 1998.
   10.102        Master Repurchase Agreement Annex by and between Merrill Lynch Mortgage Capital Inc. and Onyx Acceptance Funding
                 Corporation dated February 4, 1998
   10.103        Master Assignment Agreement by and between Merrill Lynch Mortgage Capital Inc. and Onyx Acceptance Funding
                 Corporation dated February 4, 1998
   21.1          Subsidiaries of the Registrant.
   27.1          Financial Data Schedule.



-----------------

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

         # Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-28893).

        ## Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-33471)

         + Incorporated by reference from the Company's Current Report on Form 8-K dated July 8, 1997.

       ### Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-40089).

       (b)       Reports on Form 8-K

               Form 8-K dated April 28, 1998. Item 5 providing the Distribution Date Statement for Distribution Date of April 15, 1998 for the Onyx Acceptance Grantor Trust 1998-1.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ONYX ACCEPTANCE CORPORATION

                                 By: /s/   JOHN W. HALL
                                     -----------------------------------------
                                     John W. Hall
                                     President and Principal Executive Officer
Date:   May 13, 1998

                                 By: /s/   DON P. DUFFY
                                     -----------------------------------------
                                     Don P. Duffy
                                     Executive Vice President and Principal
                                     Financial Officer
Date:    May  13, 1998

                                  EXHIBIT INDEX


Exhibit No.                                DESCRIPTION                                            Page
  10.101         Term Loan Agreement by and between Bay View Capital Corporation and Onyx Acceptance Corporation Dated February 24, 1998

  10.102         Master Repurchase Agreement Annex by and between Merrill Lynch
                 Mortgage Capital Inc. and Onyx Acceptance Funding Corporation dated February 4, 1998

  10.103         Master Assignment Agreement by and between Merrill Lynch
                 Mortgage Capital Inc. and Onyx Acceptance Funding Corporation dated February 4, 1998

  21.1           Subsidiaries of the Registrant.................................

  27.1           Financial Data Schedule........................................