Form 10-Q
period 1998-06-30
ONYX ACCEPTANCE CORP
filed 1998-08-14
CIK 1006614

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                 YES [X] NO [ ]

         As of July 31, 1998, there were 6,159,104 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                        PAGE
                                                                                        ----
                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Financial Condition at
            June 30, 1998 and December 31, 1997....................................        3
         Condensed Consolidated Statements of Income for the three months and
            six months ended June 30, 1998 and June 30, 1997.......................        4
         Condensed Consolidated Statements of Cash Flows for the six months ended
            June 30, 1998, and June 30, 1997 ......................................        5
         Notes to Condensed Consolidated Financial Statements......................        6
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................        8

                           PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.......................       15
Item 5.  Other Information.........................................................       16
Item 6.  Exhibits and Reports on Form 8-K..........................................       20
SIGNATURES.........................................................................       24
EXHIBIT INDEX......................................................................       25


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              JUNE 30,     DECEMBER 31,
                                                                1998           1997
                                                            ------------   ------------
                                                             (UNAUDITED)
                                     ASSETS
Cash & cash equivalents .................................   $    657,869   $    991,010
Trust receivables .......................................     31,756,357     27,628,619
Contracts held for sale (Net of allowance) ..............    101,078,637     64,342,309
Retained interest in securitized assets .................     63,010,874     48,838,815
Other assets ............................................      5,963,802      4,767,490
                                                            ------------   ------------
           Total assets .................................   $202,467,539   $146,568,243
                                                            ============   ============

                                   LIABILITIES

Accounts payable ........................................   $  7,540,871   $  8,458,147
Debt ....................................................    142,560,098     91,508,209
Other liabilities .......................................      9,604,986      6,046,395
                                                            ------------   ------------

          Total liabilities .............................    159,705,955    106,012,751

                                     EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000 shares;
    issued and outstanding 6,157,828 as of June 30,
    1998 and issued and outstanding 6,017,635 as of
    December 31, 1997 ...................................         61,578         60,176
Paid in capital .........................................     37,832,718     37,810,158
Retained earnings .......................................      4,867,288      2,685,158
                                                            ------------   ------------
           Total equity .................................     42,761,584     40,555,492
                                                            ------------   ------------
           Total liabilities and equity .................   $202,467,539   $146,568,243
                                                            ============   ============


 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------       -------------------------
                                                            1998          1997               1998          1997
                                                       -------------   -----------       ------------   ----------
                                                                (UNAUDITED)                      (UNAUDITED)
REVENUES:
Finance Revenue.....................................    $ 5,221,533    $3,265,712         $ 9,702,083  $ 5,147,704
Interest Expense....................................      3,616,724     1,830,284           6,437,710    2,885,192
                                                        -----------    ----------         -----------  -----------
Net Finance Revenue.................................      1,604,809     1,435,428           3,264,373    2,262,512
Provision for Credit Losses.........................        324,819       211,324             631,807      504,594
                                                        -----------    ----------         -----------  -----------
Net Finance Revenue after Provision for Credit
  Losses............................................      1,279,990     1,224,104           2,632,566    1,757,918
Gain on Sale of Contracts...........................      9,406,175     4,300,069          18,073,193    8,076,212
Service Fee Income..................................      3,159,533     2,975,717           4,758,269    5,595,354

EXPENSES:
    Salaries and Benefits...........................      6,334,576     4,327,419          12,275,745    7,744,744
    Depreciation....................................        499,356       258,819             926,338      460,801
    Occupancy.......................................        442,412       333,183             814,853      657,274
    General and administrative expenses.............      4,254,211     2,461,962           7,716,955    4,399,714
                                                        -----------    ----------         -----------  -----------
Total Expenses......................................     11,530,555     7,381,383          21,733,891   13,262,533
                                                        -----------    ----------         -----------  -----------
Net Income before Taxes.............................      2,315,143     1,118,507           3,730,137    2,166,951
    Income Taxes....................................        960,784       465,297           1,548,007      901,297
                                                        -----------    ----------         -----------  -----------
Net Income after Taxes..............................    $ 1,354,359    $  653,210         $ 2,182,130  $ 1,265,654
                                                        ===========    ==========         ===========  ===========

Net Income per share - Basic .......................          $0.22         $0.11               $0.36        $0.21

Net Income per share - Diluted .....................          $0.21         $0.10               $0.34        $0.20

Basic Shares Outstanding............................      6,092,400     6,005,444           6,058,610    5,983,809
Diluted Shares Outstanding..........................      6,533,804     6,374,934           6,477,178    6,389,423




 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------
                                                                       1998            1997
                                                                   ------------    -------------
                                                                             (UNAUDITED)
Net cash used in operating activities.......................       $(50,305,625)   $ (56,556,748)

INVESTING ACTIVITIES:
     Purchases of property and equipment....................         (1,582,662)      (1,225,724)
                                                                   ------------    -------------
              Cash used in investing activities.............         (1,582,662)      (1,225,724)

FINANCING ACTIVITIES:
     Proceeds from exercise of options/warrants.............             23,960           56,112
     Payments on capital lease obligations..................           (271,939)        (201,035)
     Proceeds from drawdown on excess servicing
       line of credit.......................................          4,972,101       13,500,000
     Payments to pay down excess service line...............        (21,650,000)               0
     Paydown of commercial paper related to securitization
       and sale.............................................       (362,006,000)    (198,500,000)
     Proceeds from issuance of commercial paper.............        420,654,572      243,913,253
     Proceeds from subordinated debt........................         10,000,000                0
     Payments in other loans................................           (167,548)        (167,548)
                                                                   ------------    -------------
              Net cash provided by financing activities.....         51,555,146       58,600,782
                                                                   ------------    -------------
              Increase (decrease) in cash and cash
                equivalents.................................           (333,141)         818,310

Cash and cash equivalents at beginning of period............            991,010          603,028
                                                                   ------------    -------------
              Cash and cash equivalents at end of period....       $    657,869    $   1,421,338
                                                                   ============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Interest paid...............................................       $  6,241,210    $   2,751,361
Capital lease additions.....................................       $     97,628    $     509,808







 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K and the 10-Q for the quarter ended March 31, 1998.

         USE OF ESTIMATES

         In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of retained interest in securitized assets and the gain on sale of Contracts. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such estimates. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

NOTE 2 - CONTRACTS HELD FOR SALE

         Contracts held for sale consisted of the following:

                                                           JUNE 30          DECEMBER 31
                                                            1998                1997
                                                        -------------       -------------
Contracts held for sale ..........................       $108,531,938        $71,216,278
Less unearned interest ...........................          8,587,086          7,835,794
                                                         ------------        -----------
                                                           99,944,852         63,380,484
Allowance for credit losses.......................           (499,724)          (316,902)
                                                         ------------        -----------
                                                           99,445,128         63,063,582
Dealer participation .............................          1,633,509          1,278,727
                                                         ------------        -----------
Total ............................................       $101,078,637        $64,342,309
                                                         ============        ===========

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

         Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual retained interest income earned on a monthly basis over the expected repayment life of the underlying Contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes. As of June 30, 1998 the market value of RISA approximated cost. The Company retains the rights to service all Contracts it securitizes.

         The Company is currently using securitization assumptions that are consistent with its historical performance. These assumptions are an ABS prepayment speed of 1.75%, an annualized net credit loss rate of 2.0% and a discount rate of 3.50% over the pass-through rate.


         The following table presents the balances and activity for RISA:

                                               JUNE 30,         DECEMBER 31,
                                                 1998               1997
                                             ------------       ------------
Beginning balance .....................      $ 48,838,815       $ 29,632,039
Additions .............................        34,368,000         45,940,000
Amortization ..........................       (20,195,941)       (26,733,224)
                                             ------------       ------------
Ending balance ........................      $ 63,010,874       $ 48,838,815
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

                                                          JUNE 30,         DECEMBER 31,
                                                            1998              1997
                                                        ------------      ------------
Estimated net undiscounted RISA earnings..........      $102,889,024      $ 78,579,178
Off balance sheet allowance for losses............        33,674,263        24,787,037
Discount to present value.........................         6,203,887         4,953,326
                                                        ------------      ------------
Retained interest in securitized assets...........      $ 63,010,874      $ 48,838,815
                                                        ============      ============
Outstanding balance of Contracts
   sold through securitizations...................      $896,037,921      $693,896,100
                                                        ============      ============

         Management believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

NOTE 4 - EARNINGS PER SHARE

         The following is an illustration of the dilutive effect of the Company's common stock equivalents on earnings per share ("EPS")


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          MARCH 31,                      JUNE 30,
                                                 --------------------------      --------------------------
                                                    1998            1997            1998            1997
                                                 ----------      ----------      ----------      ----------
Net Income..................................     $1,354,359      $  653,210      $2,182,130      $1,265,654
                                                 ==========      ==========      ==========      ==========

Weighted average shares outstanding.........      6,092,400       6,005,444       6,058,610       5,983,809
Net effect of dilutive stock
  options/warrants..........................        441,404         369,490         418,568         405,614
Diluted weighted average shares outstanding.      6,533,804       6,374,934       6,477,178       6,389,423

Net income per share:

Basic.......................................     $      .22      $      .11      $      .36      $      .21
                                                 ==========      ==========      ==========      ==========
Diluted.....................................     $      .21      $      .10      $      .34      $      .20
                                                 ==========      ==========      ==========      ==========

NOTE 5 - NEW PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value.

         The Company is presently assessing the presentation and effect of SFAS No. 133 on the financial statements of the Company.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Onyx Acceptance Corporation (the "Company" or "Registrant") is a specialized consumer finance company engaged in the purchase, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships and to a lesser extent the origination of motor vehicle loans on a direct basis to consumers (collectively the "Contracts"). The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile.

         The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future servicing cash flows and earns servicing fees from the trusts over the life of the related securitization.

                             RESULTS OF OPERATIONS

NET FINANCE REVENUE

         Net finance revenue is the difference between the rate earned on Contracts and the interest costs associated with the Company's borrowings. Net finance revenue totaled $1.6 million for the three months ended June 30, 1998 compared to $1.4 million for the same period in 1997. For the six months ended June 30, 1998, net interest income was $3.3 million as compared to $2.3 million for the same period in 1997. These increases are due to the higher amounts of average Contracts held for sale during the period.

         Prior to securitizing Contracts, the Company earns interest income on its Contracts, pays interest expense to fund the Contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income. To protect against changes in interest rates, the Company hedges Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are deferred and are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the loans are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled $324,819 for the quarter ended June 30, 1998 compared to $211,324 for the same period in 1997. Provision for credit losses consists of net credit losses incurred during the period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $251,311 during the second quarter of 1998 compared to $121,747 in the second quarter of 1997 due to an increase in the average Contracts held for sale in the period. Future provisions totaled $73,508 and $89,577 for the second quarter of 1998 and 1997 respectively. Contracts held for sale increased by $14.7 million for the second quarter of 1998 vs. a $17.9 million increase for the second quarter of 1997. Provision for credit losses for the six month period ended June 30, 1998 were $631,807 compared to $504,594 for the period ended June 30, 1997. At June 30, 1998, Contracts held for sale were $101.1 million compared to $64.3 million at December 31, 1997.

GAIN ON SALE OF CONTRACTS

         The Company recorded a gain on sale of Contracts of $9.4 million for the three months ended June 30, 1998 compared to $4.3 million for the same period of 1997. The increase in the gain on sale is primarily the result of an increase in Contracts sold and, to a lesser extent, wider interest rate spreads. For the six months ended June 30, 1998, the Company recorded a gain on sale of $18.1 million compared to a gain on sale of $8.1 million for the same period in 1997. Contracts sold during the second quarter of 1998 totaled $208.8 million compared to $121.7 million during the same period of 1997. Net interest rate spreads, inclusive of all costs, increased to 2.79% for the second quarter 1998 securitization vs. 2.48% for the securitization completed in the second quarter 1997. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities.

SERVICING INCOME

         Servicing fee income includes retained interest income, contractual servicing income and other fee income. Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Retained interest income is dependent upon the average excess spread on the Contracts sold and the size of the serviced portfolio. Changes in the amount of prepayments may also affect the amount and timing of retained interest income. Contractual servicing income is earned at a rate of 1% per annum on the outstanding balance of Contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and is dependent on the number of Contracts originated and the dollar amount outstanding. Increased competition may also affect the amount of other fee income that the Company may earn when originating or servicing Contracts.

         Servicing fee income increased to $3.2 million during the second quarter of 1998 from $3.0 million during the same period in 1997 due primarily to the growth in the servicing portfolio. Servicing fee income for the six month period ended June 30, 1998 was $4.8 million compared to $5.6 million for the like period in 1997. Higher contractual service fees due to the growth of the servicing portfolio were offset by a reduction in the accrual for servicing advances on delinquent Contracts and by an acceleration of the amortization of the RISA.

OPERATING EXPENSES

         Total operating expenses were $11.5 million for the three months ended June 30, 1998 compared to $7.4 million for the same period in 1997. The increase in total operating expenses is primarily attributable to an increase in the amount of Contracts serviced by the Company. The serviced portfolio increased to $1.0 billion at June 30, 1998 from $564.9 million at June 30, 1997. Total operating expenses for the six month period ending June 30, 1998 were $21.7 million compared to $13.3 million for the same period in 1997.

         The Company incurred salary and benefit expenses of $6.3 million during the second quarter of 1998 compared with $4.3 million for the second quarter of 1997, an increase of 46.5%. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company increased from 292 at June 30, 1997 to 449 at June 30, 1998. Salary and benefit expenses for the six month period ended June 30, 1998 were $12.3 million compared to $7.7 million for the six months ending June 30, 1997.

         Depreciation expenses increased to $0.5 million for the three months ended June 30, 1998 compared to $0.3 million for the same period of 1997 as the Company continued to invest in technology and infrastructure. Expansion into new states resulted in an increase in occupancy costs to $0.4 million for the three months ending June 30, 1998 from $0.3 million in the like period in 1997. General and administrative expenses increased to $4.3 million in the second quarter of 1998 from $2.5 million in the second quarter of 1997, due primarily to an increase in the dollar amount of the servicing portfolio.

INCOME TAXES

         The Company files federal and state tax returns. The effective tax rates for the three months and six months ended 1998 and 1997 were 41.6%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

         Contracts held for sale totaled $101.1 million at June 30, 1998 compared to $64.3 million at December 31, 1997. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed securitization transactions of $381.8 million during the six months of 1998. The Company plans to continue to securitize Contracts on a regular basis.

TRUST RECEIVABLES

         The excess cash flow generated by Contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. The excess spread is released to the Company after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to the Company not yet released from the spread accounts. The amounts due from trusts at June 30, 1998 were $31.8 million as compared with $27.7 million at year-end 1997. The increase in accounts due from trusts is a result of the increased amount of loans sold.

         The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                       FOR THE QUARTERS ENDED
                                                 -----------------------------------------------------------------
                                                 JUNE 30,      SEPT. 30,     DEC. 31,       MAR 31,       JUNE 30,
                                                   1997          1997          1997          1998          1998
                                                ----------    ----------    ----------    ----------    -----------
                                                                     (DOLLARS IN THOUSANDS)
Contracts purchased/originated during period... $  145,548    $  152,334    $  182,310    $  218,204    $  229,660
Average monthly volume during period...........     48,516        50,778        60,770        72,735        76,553
Gain on sale of Contracts......................      4,300         6,938         7,809         8,667         9,406
Contracts securitized during period............    121,676       149,600       166,000       173,000       208,759
Contracts sold during period...................          0             0             0        15,000             0
Servicing portfolio at period end..............    564,922       649,563       757,277       884,692     1,009,246

         ASSET QUALITY

         With the continued expansion of the Company in the eastern United States and the significant growth in the existing branches, the Company undertook a project to centralize and improve its servicing and collection process. The Company believes that a centralized group is efficient, effective and assures that collection practices and policies are applied consistently throughout the Company. Management continues to rely on the use of current technology such as predictive dialers utilizing automated processing for contacting delinquent borrowers, including a payment system that allows electronic payment on delinquent accounts to be applied the same day as the contact with the borrower. Over the past few quarters, management has focused on the hiring, training and retention of a centralized collection staff. During the second quarter of 1998 the Company continued to realize some of the benefits of the centralization and training of the collection department. At June 30, 1998, delinquencies for the servicing portfolio represented 1.49% of the amount of Contracts in the Company's servicing portfolio or $15.1 million as compared to 2.51% at December 31, 1997 or $19.0 million. Loan losses for the servicing portfolio as a percentage of average serviced loans outstanding decreased to 1.78% during the quarter compared to 2.04% for the second quarter of 1997.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO


                                               JUNE 30,                      DECEMBER 31,
                                                 1998                            1997
                                       -------------------------     --------------------------
                                         AMOUNT             NO.        AMOUNT             NO.
                                       -----------       -------     ----------         -------
                                                         (DOLLARS IN THOUSANDS)
Servicing portfolio................    $1,009,246         98,918     $  757,277         73,502
Delinquencies(1)(2)
             31-59 days............    $    9,041            921     $   11,902          1,211
             60-89 days............    $    2,473            244     $    3,370            346
             90+ days..............    $    3,552            332     $    3,743            316
                                       ----------     ----------     ----------     ----------
Total..............................    $   15,066          1,497     $   19,015          1,873
Total delinquencies as a percent of
Servicing portfolio................          1.49%          1.51%          2.51%          2.55%

-----------------
(1) Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                       FOR THE SIX MONTH PERIOD       FOR THE QUARTERS ENDED
                                                             ENDED JUNE 30,                  JUNE 30,
                                                     --------------------------       ----------------------
                                                        1998             1997           1998          1997
                                                     ----------        --------       ---------     --------
                                                                       (DOLLARS IN THOUSANDS)
Period end Contracts outstanding.................    $1,009,246        $564,922       $1,009,246    $564,922
Average servicing portfolio(1)...................       875,657         475,141          935,391     517,134
Number of gross charge-offs......................         1,756             864              938         496
Gross charge-offs................................       9,374.8         5,308.8          4,917.2     2,999.6
Net charge-offs..................................       7,917.2         4,611.0          4,155.4     2,631.4
Annualized net charge-offs as a percent
 of average Servicing portfolio..................          1.81%           1.94%            1.78%       2.04%

------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

         THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH JUNE 30, 1998:

       MONTH        95-1       96-1        96-2       96-3        96-4
       -----       -----      -----       -----      -----       -----
           1       0.00%      0.00%       0.01%      0.00%       0.00%
           2       0.01%      0.03%       0.07%      0.02%       0.02%
           3       0.02%      0.05%       0.20%      0.07%       0.05%
           4       0.02%      0.11%       0.33%      0.16%       0.14%
           5       0.05%      0.23%       0.46%      0.43%       0.24%
           6       0.06%      0.40%       0.78%      0.54%       0.38%
           7       0.08%      0.69%       0.98%      0.74%       0.53%
           8       0.10%      0.82%       1.15%      0.97%       0.81%
           9       0.21%      0.93%       1.39%      1.13%       0.98%
          10       0.24%      1.15%       1.52%      1.32%       1.18%
          11       0.29%      1.25%       1.69%      1.47%       1.43%
          12       0.41%      1.47%       1.94%      1.60%       1.63%
          13       0.55%      1.65%       2.08%      1.77%       1.73%

          14       0.70%      1.79%       2.34%      1.94%       1.87%
          15       0.83%      2.02%       2.52%      2.09%       2.07%
          16       0.98%      2.25%       2.76%      2.27%       2.23%
          17       1.06%      2.43%       2.89%      2.42%       2.33%
          18       1.11%      2.59%       3.10%      2.57%       2.49%
          19       1.27%      2.77%       3.14%      2.70%       2.62%
          20       1.37%      2.93%       3.30%      2.83%
          21       1.41%      3.06%       3.47%      2.94%
          22       1.54%      3.15%       3.60%      3.00%
          23       1.59%      3.21%       3.70%
          24       1.69%      3.28%       3.81%
          25       1.76%      3.40%       3.93%
          26       1.83%      3.43%       4.06%
          27       1.86%      3.55%
          28       1.97%      3.60%
          29       2.01%      3.73%
          30       2.08%      3.75%
          31       2.13%
          32       2.16%
          33       2.26%
          34       2.27%
          35       2.28%
          36       2.28%
          37       2.30%
          38       2.28%
          39       2.28%


       MONTH        97-1       97-2        97-3       97-4        98-1       98-A
       -----       -----      -----       -----      -----       -----     ------
           1       0.00%      0.00%       0.00%      0.00%       0.00%      0.00%
           2       0.00%      0.00%       0.00%      0.00%       0.01%
           3       0.03%      0.02%       0.02%      0.01%       0.02%
           4       0.06%      0.07%       0.09%      0.04%       0.08%
           5       0.13%      0.22%       0.13%      0.11%
           6       0.26%      0.32%       0.24%      0.20%
           7       0.37%      0.59%       0.36%      0.28%
           8       0.52%      0.80%       0.47%

           9       0.60%      0.91%       0.62%
          10       0.76%      1.07%       0.73%
          11       0.92%      1.26%
          12       1.02%      1.42%
          13       1.13%      1.58%
          14       1.23%
          15       1.40%
          16       1.56%

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

         Cash used in operating activities was $50.3 million for the six months ended June 30, 1998, compared to $56.6 million used in the six months ended June 30, 1997. Increases in the proceeds from the sale of finance receivables contributed to the reduction in cash used in operating activities. Cash used in investing activities was $1.6 million for the quarter ended June 30, 1998 compared to $1.2 million for the quarter ended June 30, 1997. A reduction in the use of the Company's capital lease lines contributed to the increase in investing activities. Cash provided by financing activities was $51.5 million for the quarter ended June 30, 1998, compared to $58.6 million for the quarter ended June 30, 1997. Payments to reduce the balance in the excess servicing line contributed to the decrease in cash provided by financing activities.

         Warehouse Lines

         The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $245 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by MBIA Insurance Corporation ("MBIA"). This facility provides funds to purchase Contracts. The advance rate to OAFC was increased during the first quarter of 1998 from 95% to 98% of adjusted eligible principal balance of each Contract. This loan expires in September 1998. It is the intent of management to extend the term of the facility for an additional three years.

         In the first quarter of 1998, the Company created a new finance subsidiary, Onyx Acceptance Funding Corporation ("Fundco") through which two new lending lines were developed, each with Merrill Lynch Mortgage Capital, Inc. A $100 million line (the "Merrill Line") provides funding for the purchase and origination of Contracts. It provides an advance rate of approximately 95% of the principal balance of each the Contracts that are used for collateral. The interest rate is based on LIBOR and has a term of one year and matures in February, 1999.

         Residual Facilities

         The Company has a $45 million residual facility with State Street Bank of Boston, BankBoston, and the Travelers Insurance Company (the "Residual Facility") under which the Company may (subject to borrowing base availability) borrow for working capital and expenditures. Under the term of the Residual Facility, the available borrowings are determined by a collateral based formula of a percentage of the value of the excess cash flow to be received from certain securitizations and trust receivables. The Residual Facility converts from revolving loans to fully-amortizing two-year term loans on June 12, 1999 or if earlier, upon the occurrence of certain "credit triggers".

         Fundco has a $50 million facility line with Merrill Lynch Mortgage Capital, Inc. (the "Residual Line"). The residual facility is used by the Company to finance operating requirements. The amount available for borrowing is determined using a collateral based formula of a percentage of the value of excess cash flow to be received from certain securitizations and a percentage of the amount of the Merrill Warehouse Line outstanding on a quarterly basis. The interest rate is based on LIBOR and the facility has a term of one year and matures in February 1999.

         The Company during the first quarter of 1998, completed a $10.0 million subordinated debt offering. The term of the debt is for two years ending February 27, 2000, with an option by the Company to extend the term by three years during which the loan would fully amortize. The debt bears a fixed interest rate of 9.5%

SECURITIZATIONS AND LOAN SALES.

         In June, 1998, the Company consummated a securitization in the amount of $208.8 million compared to $121.7 million in the second quarter of 1997. The dollar weighted average investor rate for the second quarter 1998 securitization was 5.87% and a net interest rate spread inclusive of all costs of 2.79% as compared to a dollar weighted average investor rate 6.35% and a net interest rate spread inclusive of all costs of 2.48% for the securitization completed in the second quarter 1997. For the six month period ended June 30, 1998, the Company securitized and sold a total of $396.8 million of retail installment Contracts. Of this total, $381.8 million were securitized, while $15.0 million were sold on a whole loan basis, with servicing retained. For the six months ended June 30, 1998, the Company recorded a gain on sale of $18.1 million on total sales and securitizations of $396.8 million as compared to a gain on sale of $8.1 million with securitizations totaling $211.7 million for the first six months of 1997.

         The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to mitigate interest rate exposure. Further the Company employs a hedging strategy which primarily includes the execution of forward interest rate swaps. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization or whole loan sale. As of August 5, 1998, the Company had executed forward interest rate swaps of $220 million, which become effective September 11, 1998, which the Company believes are adequate to cover its next securitization or loan sale.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         The Company is presently assessing the presentation and effect of SFAS No. 133 on the financial statements of the Company.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1998.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 20, 1998 (the "Meeting"). At the Meeting, the stockholders were asked to vote on the election of two directors, to approve an amendment to the Company's

1996 Stock Option/Stock Issuance Plan (the "1996 Plan") and to ratify the appointment of the Company's independent auditors.

         1. Election of Directors

         The stockholders approved the Company's director nominees, Mr. Thomas
C. Stickel and Mr. John W. Hall, to serve for a three year term expiring at the Annual Meeting in the year 2001. The voting on the nominations was as follows:

         Nominee:                    Votes For     Votes Against         Abstentions
         -------                     ---------     -------------         -----------
         Thomas C. Stickel           4,529,988         2,900                62,000
         John W. Hall                4,529,988         2,900                62,000

         2. Amendment to the Company's 1996 Stock Option/Stock Issuance Plan

         The stockholders approved the Company's amendment to the Company's 1996 Stock Option/Stock Issuance Plan.

         The voting went as follows:

               Votes For         Votes Against          Abstentions
               ---------         -------------          -----------
               3,861,288            669,900               64,600

         3. Appointment of Independent Auditors The Company's proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was also approved by the stockholders.

         The voting went as follows:

               Votes For         Votes Against          Abstentions
               ---------         -------------          -----------
               3,742,182             2,100                  600

Item 5.  Other Information.

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

         Dependence on Warehouse and Residual Financing. The Company depends on warehousing facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. The Company's warehousing facilities include a $245 million asset-backed commercial paper conduit program (the "CP Facility"), of which MBIA is the program manager, and a $100 million Libor based repurchase facility provided by Merrill Lynch Mortgage Capital Inc. ("Merrill Line"). The combined facilities allow the Company to finance up to 98% of the purchase price of Contracts. The CP Facility expires in September 1998. The management is in the process of extending the facility for an additional three years. The Merrill Line has a term of one year and matures in February 1999. The Company currently has two revolving credit loans with institutional lenders for working capital and expenditures for which the Company's warehouse facilities are not otherwise available. The $45 million Revolving Facility, unless extended, converts on June 11, 1999 into fully amortizing two-year term loans maturing on June 29, 2000, and the $50 million Residual Line has a term of one year and matures in February 1999.

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

         The continued availability of the Revolving Facility is subject to, among other things, substantially similar financial covenants to those of the CP Facility except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth, and is tested at quarter end. Additionally, the Company is subject under the documentation governing the Revolving Facility, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a Securitization. The continued availability of the Merrill Line and the Residual Line are subject to certain financial covenants, which are primarily dependent upon the net worth of the Company.

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

         Dependence on Credit Enhancement. Since inception, through June 30, 1998 each of the Company's securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to the Company. MBIA is not required to insure future securitizations nor is the Company restricted in its ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. There can be no assurance that the Company will be able to obtain credit enhancement in any form from MBIA or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. The Company also relies on MBIA's financial guarantee insurance policy to reduce its borrowing cost under the "A-1/P-1" rated CP Facility. A downgrading of

MBIA's credit rating or MBIA's withdrawal of credit enhancement could result in higher interest costs for future Company securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on the Company's results of operations and financial condition.

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

         The gain on sale of Contracts recognized by the Company in each securitization and the value of the RISA in each transaction reflects management's estimate of future credit losses and prepayments for the Contracts included in that securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceeded those estimated, the value of the RISA would be impaired. The Company periodically reviews its credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. If necessary, the Company would adjust the value of the RISA by making a charge to servicing fee income. However, the Company's results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceeded anticipated levels. Further, any write down of RISA would reduce the amount available to the Company under the Revolving Facility or Residual Line, possibly requiring the Company to pay down amounts outstanding under the Revolving Facility or Residual Line or provide additional collateral to cure a potential borrowing base deficiency.

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

         The Company's right to act as servicer can be terminated by MBIA, as program manager, on Contracts funded by the Facility, upon the occurrence of certain servicer termination events (as defined in the sale and servicing agreement). Servicer termination events include material misrepresentations or material breaches of warranties or covenants by Onyx or OAFC, including the financial covenants of Onyx contained in the sale and servicing agreement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    EXHIBIT
      NO.      EXHIBIT TITLE
    -------    -------------
     *3.1      Omitted.
     *3.2      Omitted.
     *3.3      Omitted.
     *3.4      Certificate of Incorporation of the Company.
     *3.5      Bylaws of the Company.
     *3.6      Omitted.
     *4.1      Omitted.
     +4.2      Rights Agreement dated as of July 8, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent
               (which includes the form of Certificate of Designation for the
               Series A Participating Preferred Stock and the form of Rights
               Certificate of the Company.
    *10.1      Form of Indemnification Agreement of the Company, a Delaware
               corporation.
    *10.2      Second Amended and Restated 1994 Stock Option Plan.
    *10.3      Form of Notice of Grant of Stock Option under Second Amended and
               Restated 1994 Stock Option Plan.
    *10.4      Form of Stock Option Agreement under Second Amended and Restated
               1994 Stock Option Plan.
    *10.5      Form of Stock Purchase Agreement under Second Amended and
               Restated 1994 Stock Option Plan.
    *10.6      1994 Special Performance Option Grant Plan.
    *10.7      Form of Notice of Grant of Stock Option under 1994 Special
               Performance Option Grant Plan.
    *10.8      Form of Stock Option Agreement under 1994 Special Performance
               Option Grant Plan.
    *10.9      Form of Stock Purchase Agreement under 1994 Special Performance
               Option Grant Plan.
    *10.10     Omitted
    *10.11     Omitted
    *10.12     Omitted
    *10.13     Third Amendment to Amended and Restated Investors' Rights
               Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27, 1995.
    *10.14     Warrant to purchase Common Stock in favor of ContiTrade Services
               Corporation from Onyx Acceptance Corporation dated as of February
               1, 1994.
    *10.15     First Amendment to Co-Sale and First Refusal Agreement between and among Onyx Acceptance

    EXHIBIT
      NO.      EXHIBIT TITLE
    -------    -------------
               Corporation, ContiFinancial Services Corporation, the Investors
               and Managers, as defined therein, dated as of February 1, 1994.
    *10.16     First Amendment to and Waiver of Certain Provisions of Investors'
               Rights Agreement between Onyx Acceptance Corporation,
               ContiFinancial Services Corporation, the Investors and the
               Management Holders, as defined therein, dated as of February 1,
               1994.
    *10.17     Senior Subordinated Note and Warrant Purchase Agreement between and among Onyx Acceptance Corporation, Capital Resource Lenders
               II, L.P. and Dominion Fund III, L.P., dated as of November 17,
               1994.
    *10.18     Omitted
    *10.19     Omitted
    *10.20     Warrant to purchase Common Stock in favor of Capital Resource
               Lenders II, L.P. from Onyx Acceptance Corporation dated as of
               November 17, 1994.
    *10.21     Warrant to purchase Common Stock in favor of Dominion Fund III,
               L.P. from Onyx Acceptance Corporation dated as of November 17,
               1994.
    *10.22     Amended and Restated Co-Sale and First Refusal Agreement between and among Onyx Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.
    *10.23     Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the
               Management Holders identified therein dated as of November 17,
               1994.
    *10.24     Amended and Restated Voting Agreement between and among Onyx
               Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.
    *10.25     Omitted
    *10.26     Omitted
    *10.27     Omitted
    *10.28     Omitted
    *10.29     Omitted
    *10.30     Sale and Servicing Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September
               8, 1994.
    *10.31     Triple-A One Funding Corporation Credit Agreement between and among Onyx Acceptance Financial Corporation, Triple-A One Funding
               Corporation, CapMAC Financial Services, Inc. and Capital Markets
               Assurance Corporation dated as of September 8, 1994.
    *10.32     Triple-A One Funding Corporation Note in favor of Onyx Acceptance
               Financial Corporation from Triple-A One Funding Corporation dated as of September 12, 1994.
    *10.33     Triple-A One Funding Corporation Security Agreement between and among Onyx Acceptance Financial Corporation, Triple-A One Funding
               Corporation and Capital Markets Assurance Corporation dated as of
               September 8, 1994.
    *10.34     Subordinated Security Agreement between Onyx Acceptance
               Corporation and Onyx Acceptance Financial Corporation dated as of
               September 8, 1994.
    *10.35     Insurance and Indemnity Agreement between and among Onyx
               Acceptance Corporation, Capital Markets Assurance Corporation,
               Onyx Acceptance Financial Corporation and Triple-A One Funding
               Corporation dated as of September 8, 1994.
    *10.36     Seller Note in favor of Onyx Acceptance Corporation from Onyx
               Acceptance Financial Corporation dated September 12, 1994.
    *10.37     Subordinated Note in favor of Onyx Acceptance Corporation from
               Onyx Acceptance Financial Corporation dated September 12, 1994.
    *10.38     Omitted.
    *10.39     Omitted.
    *10.40     Omitted.
    *10.42     Omitted.
    *10.43     Omitted.
    *10.44     Omitted.
    *10.45     First Amendment to Amended and Restated Investors' Rights
               Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December 15,
               1994.
    *10.46     Omitted.
    *10.47     Omitted.
    *10.48     Omitted.
    *10.49     Omitted
    *10.50     Omitted

    EXHIBIT
      NO.      EXHIBIT TITLE
    -------    -------------
    *10.51     Omitted
    *10.52     Omitted
    *10.53     Omitted
    *10.54     Omitted.
    *10.55     Warrant to purchase Series A Preferred Stock in favor of
               Comdisco, Inc. from Onyx Acceptance Corporation dated as of
               January 7, 1994.
    *10.56     Warrant to purchase Common Stock in favor of Lighthouse Capital
               Partners from Onyx Acceptance Corporation dated November 3, 1995.
    *10.57     Master Lease Agreement between Lighthouse Capital Partners and
               Onyx Acceptance Corporation dated November 3, 1995.
    *10.58     Second Amendment to Amended and Restated Investors' Rights
               Agreement between and among Onyx Acceptance Corporation and the
               Investors identified therein dated as of November 3, 1995.
    *10.59     Omitted.
    *10.60     Omitted.
    *10.61     Option Agreement between Onyx Acceptance Corporation and John W.
               Hall dated as of December 20, 1994.
    *10.62     Promissory Note in favor of Onyx Acceptance Corporation from John
               Hall dated as of December 20, 1994.
    *10.63     Omitted.
    *10.64     Omitted
    *10.65     Omitted
    *10.66     Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7, 1995.
    *10.67     Omitted.
    *10.68     Omitted.
    *10.69     Omitted.
    *10.70     Onyx Acceptance Corporation 401(k) Plan dated January 1, 1994.
    *10.71     Omitted.
    *10.72     Omitted.
    *10.73     Omitted.
    *10.74     Omitted.
    *10.75     Omitted
    *10.76     Pledge and Security Agreement by and among Onyx Acceptance
               Corporation, State Street Bank and Trust Company and The First
               National Bank of Boston dated as of January 31, 1996.
    *10.77     Subordination and Intercreditor Agreement by and among State
               Street Bank and Trust Company, The First National Bank of Boston,
               Capital Resource Lenders II, L.P., Dominion Fund III and Onyx
               Acceptance Corporation dated as of January 31, 1996.
    *10.78     1996-1 Spread Account Trust Agreement between Onyx Acceptance
               Financial Corporation and Bankers Trust (Delaware) dated as of
               February 6, 1996.
    *10.79     1995-1 Spread Account Trust Agreement between Onyx Acceptance
               Financial Corporation and Bankers Trust (Delaware) dated as of
               February 6, 1996.
    *10.80     1995-1 Purchase Agreement between Onyx Acceptance Corporation and
               Onyx Acceptance Financial Corporation dated as of February 6,
               1996.
    *10.81     1994-1 Spread Account Trust Agreement between Onyx Acceptance
               Financial Corporation and Bankers Trust (Delaware) dated as of
               February 6, 1996.
    *10.82     1994-1 Purchase Agreement between Onyx Acceptance Corporation and
               Onyx Acceptance Financial Corporation dated as of February 6,
               1996.
    *10.83     Omitted.
    *10.84     Omitted.
    *10.85     1996 Stock Option/Stock Issuance Plan.
     10.87     Omitted,.
     10.88     Omitted.
     10.89     Omitted.
     10.90     Omitted.
     10.91     Omitted.
    **10.92    Form of Pooling and Servicing Agreement between Onyx Acceptance
               Financial Corporation, Onyx Acceptance Corporation and Bankers
               Trust Company in connection with 1997-1 Grantor Trust.
    **10.93    Form of Underwriting Agreement between Onyx Acceptance Financial
               Corporation and Merrill Lynch, Pierce, Fenner and Smith
               Incorporated in connection with 1997-1 Grantor Trust.

    EXHIBIT
      NO.      EXHIBIT TITLE
    -------    -------------
    #10.94     Form of Pooling and Servicing Agreement between Onyx Acceptance
               Financial Corporation, Onyx Acceptance Corporation and Bankers
               Trust Company in connection with 1997-2 Grantor Trust
    #10.95     Form of Underwriting Agreement between Onyx Acceptance Financial
               Corporation and Merrill Lynch, Pierce, Fenner and Smith
               Incorporated in connection with 1997-2 Grantor Trust.
   ##10.96     Form of Pooling and Servicing Agreement between Onyx Acceptance
               Financial Corporation, Onyx Acceptance Corporation and Bankers
               Trust Company in connection with 1997-3 Grantor Trust.
   ##10.97     Form of Underwriting Agreement between Onyx Acceptance Financial
               Corporation and Merrill Lynch Pierce, Fenner and Smith
               Incorporation in connection with 1997-3 Grantor Trust.
  ###10.98     1997-4 Spread Account Trust Agreement between Onyx Acceptance
               Financial Corporation and Bankers Trust (Delaware) Dated as of
               December 12, 1997.
  ###10.99     Form of Pooling Servicing Agreement between Onyx Acceptance
               Corporation, Onyx Acceptance Financial Corporation, and Bankers
               Trust Company in connection with the 1997-4 Onyx Acceptance
               Grantor Trust.
  ###10.100    Form of Underwriting Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Merrill Lynch & Co.
               in connection with the 1997-4 Onyx Acceptance Grantor Trust.
   ++10.101    Term Loan Agreement by and between Bay View Capital Corporation and Onyx Acceptance Corporation Dated February 24, 1998.
   ++10.102    Master Repurchase Agreement Annex by and between Merrill Lynch
               Mortgage Capital Inc. and Onyx Acceptance Funding Corporation dated February 4, 1998
   ++10.103    Master Assignment Agreement by and between Merrill Lynch Mortgage
               Capital Inc. and Onyx Acceptance Funding Corporation dated
               February 4, 1998
     10.104    Amended and Restated Residual Interest In Securitized Assets
               Revolving Credit Agreement Dated June 12, 1998 by and among Onyx
               Acceptance Corporation, State Street Bank and Trust Company,
               BankBoston and The Travelers Insurance Company.
     10.105    Amended and Restated Pledge and Security Agreement Dated June 12,
               1998 by and among Onyx Acceptance Corporation, State Street Bank and Trust Company, BankBoston and The Travelers Insurance
               Company.
     21.1      Subsidiaries of the Registrant.
     27.1      Financial Data Schedule.


------------

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

     # Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-28893).

    ## Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-33471)

     + Incorporated by reference from the Company's Current Report on Form 8-K dated July 8, 1997.

   ### Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-40089).

    ++ Incorporated by reference from the Company's Form 10-Q for the period ending March 31, 1998.

(b)     Reports on Form 8-K

        None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONYX ACCEPTANCE CORPORATION

                                          By:  /s/  JOHN W. HALL
                                               ---------------------------------
                                               John W. Hall
                                               President and Principal
                                               Executive Officer
Date:   August 13, 1998

                                          By:   /s/  DON P. DUFFY
                                                --------------------------------
                                                Don P. Duffy
                                                Executive Vice President and
                                                Principal Financial Officer
Date:    August  13, 1998

                                  EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION                                       PAGE
-----------              -----------                                       ----
10.104         Amended and Restated Residual Interest In Securitized
               Assets Revolving Credit Agreement Dated June 12, 1998 by and among Onyx Acceptance Corporation, State Street
               Bank and Trust Company, BankBoston and The Travelers
               Insurance Company.

10.105 Amended and Restated Pledge and Security Agreement Dated June 12, 1998 by and among Onyx Acceptance Corporation, State Street Bank and Trust Company, BankBoston and The Travelers Insurance Company.

21.1           Subsidiaries of the Registrant..........................
27.1           Financial Data Schedule.................................