Form 10-Q
period 1998-09-30
ONYX ACCEPTANCE CORP
filed 1998-11-16
CIK 1006614

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

        As of November 10, 1998, there were 6,168,754 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                        PAGE
                                                                                                        ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Financial Condition at September 30, 1998 and
            December 31, 1997 ............................................................................ 3

         Condensed Consolidated Statements of Income for the three months and nine months ended
            September 30, 1998 and September 30, 1997 .................................................... 4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1998, and September 30, 1997.................................................... 5

         Notes to Condensed Consolidated Financial Statements ............................................ 6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........... 8

PART II. OTHER INFORMATION
Item 5.  Other Information ...............................................................................16
Item 6.  Exhibits and Reports on Form 8-K ................................................................21
SIGNATURES ...............................................................................................22
EXHIBIT INDEX ............................................................................................23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      SEPTEMBER 30,        DECEMBER 31,
                                                          1998                 1997
                                                      ------------         ------------
                                                       (UNAUDITED)
ASSETS
Cash & cash equivalents...........................    $  5,771,881         $    991,010
Trust receivables ................................      33,943,061           27,628,619
Contracts held for sale (Net of allowance) .......     125,345,160           64,342,309

Retained interest in securitized assets ..........      72,715,609           48,838,815
Other assets .....................................       6,475,773            4,767,490
                                                      ------------         ------------
    Total assets .................................    $244,251,484         $146,568,243
                                                      ============         ============


LIABILITIES

Accounts payable .................................    $ 12,881,739         $  8,458,147
Debt .............................................     174,977,933           91,508,209
Other liabilities ................................      11,692,430            6,046,395
                                                      ------------         ------------

    Total liabilities ............................     199,552,102          106,012,751


EQUITY

Common stock
  Par value $.01 per share; authorized
    15,000,000 shares; issued and outstanding
    6,168,754 as of September 30, 1998 and
    issued and outstanding 6,017,635 as of
    December 31, 1997 ............................          61,687               60,176
Paid in capital ..................................      37,841,627           37,810,158
Retained earnings ................................       6,796,068            2,685,158
                                                      ------------         ------------
    Total equity .................................      44,699,382           40,555,492
                                                      ------------         ------------
    Total liabilities and equity .................    $244,251,484         $146,568,243
                                                      ============         ============

See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------   -------------------------------
                                        1998            1997              1998            1997
                                    -----------      -----------      -----------      -----------
                                             (UNAUDITED)                       (UNAUDITED)
REVENUES:
Finance Revenue .................   $ 7,001,062      $ 3,659,736      $16,703,145      $ 8,807,440
Interest Expense ................     4,213,990        2,096,118       10,651,700        4,981,310
                                    -----------      -----------      -----------      -----------
Net Finance Revenue .............     2,787,072        1,563,618        6,051,445        3,826,130
Provision for Credit Losses .....       597,957          100,045        1,229,764          604,639
                                    -----------      -----------      -----------      -----------
Net Finance Revenue after
Provision for Credit Losses .....     2,189,115        1,463,573        4,821,681        3,221,491

Gain on Sale of Contracts .......    11,031,440        6,937,574       29,104,633       15,013,786
Service Fee Income ..............     2,960,356        1,049,636        7,718,625        6,644,991

EXPENSES:
    Salaries and Benefits .......     7,216,960        4,644,626       19,492,705       12,389,370
    Depreciation ................       565,600          349,515        1,307,918          810,316
    Occupancy ...................       500,371          386,517        1,315,224        1,043,791
    General and Administrative
    Expenses.....................     4,595,279        2,943,706       12,496,254        7,343,420
                                    -----------      -----------      -----------      -----------
Total Expenses ..................    12,878,210        8,324,364       34,612,101       21,586,897
                                    -----------      -----------      -----------      -----------
Net Income before Taxes .........     3,302,701        1,126,419        7,032,838        3,293,371
    Income Taxes ................     1,373,923          468,590        2,921,931        1,369,887
                                    -----------      -----------      -----------      -----------
Net Income after Taxes ..........   $ 1,928,778      $   657,829      $ 4,110,907      $ 1,923,484
                                    ===========      ===========      ===========      ===========

Net Income per share - Basic ....   $      0.31      $      0.11      $      0.67      $      0.32

Net Income per share - Diluted ..   $      0.30      $      0.10      $      0.64      $      0.30

Basic Shares Outstanding ........     6,162,374        6,016,471        6,093,198        5,994,696
Diluted Shares Outstanding ......     6,381,882        6,379,802        6,445,412        6,386,216


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                   1998               1997
                                                              -------------      -------------
                                                                         (UNAUDITED)
 Net cash used in operating activities .....................  $ (76,587,801)     $ (57,483,979)

 INVESTING ACTIVITIES:
      Purchases of property and equipment ..................     (2,411,692)        (1,451,371)
                                                              -------------      -------------
               Cash used in investing activities ...........     (2,411,692)        (1,451,371)


 FINANCING ACTIVITIES:
      Proceeds from exercise of options/warrants ...........         32,981             57,562

      Payments on capital lease obligations ................       (473,577)          (370,952)
      Proceeds from drawdown on excess
      servicing line of credit, net ........................     15,972,101         18,500,000


      Paydown of warehouse lines related
      to securitization and sale ...........................   (624,456,000)      (340,500,000)

      Proceeds from warehouse lines ........................    682,956,181        382,497,213
      Proceeds from subordinated debt ......................     10,000,000                  0
      Payments in other loans ..............................       (251,322)          (251,320)
                                                              -------------      -------------
               Net cash provided by financing activities ...     83,780,364         59,932,503
                                                              -------------      -------------
               Increase in cash and cash equivalents .......      4,780,871            997,153

 Cash and cash equivalents at beginning of period ..........        991,010            603,028
                                                              -------------      -------------
               Cash and cash equivalents at end of period ..  $   5,771,881      $   1,600,181
                                                              =============      =============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

 Interest paid .............................................  $  10,453,649      $   4,818,269
 Capital lease additions ...................................  $     132,577      $     383,139


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K and the 10-Q for the quarters ended June 30, 1998 and March 31, 1998.

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

NOTE 2 - CONTRACTS HELD FOR SALE

     Contracts held for sale consisted of the following:

                                        SEPTEMBER 30,          DECEMBER 31,
                                            1998                  1997
                                       -------------          -------------
   Contracts held for sale .........   $ 134,678,766          $  71,216,278
   Less unearned interest ..........      10,097,204              7,835,794
                                       -------------          -------------
                                         124,581,562             63,380,484
   Allowance for credit losses .....        (915,323)              (316,902)

   Dealer participation ............       1,678,921              1,278,727
                                       -------------          -------------
   Total ...........................   $ 125,345,160          $  64,342,309
                                       =============          =============


NOTE 3 - RETAINED INTEREST IN SECURITIZED ASSETS


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

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience, industry statistics and expectation of future performance. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the Contracts.

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual retained interest income earned on a monthly basis over the expected repayment life of the underlying Contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of other comprehensive income as an unrealized gain or loss, net of deferred taxes. As of September 30, 1998 the market value of RISA approximated cost. The Company retains the rights to service all Contracts it securitizes.

     The Company is currently using securitization assumptions that are consistent with its historical performance, industry statistics and expectation of future performance. These assumptions are an ABS prepayment speed of 1.75%, an annualized net credit loss rate of 2.0% and a discount rate of 3.50% over the pass-through rate.

     The following table presents the balances and activity for RISA:

                                   SEPTEMBER 30,         DECEMBER 31,
                                       1998                  1997
                                   ------------          ------------
         Beginning balance ....    $ 48,838,815          $ 29,632,039
         Additions ............      56,678,824            45,940,000
         Amortization .........     (32,802,030)          (26,733,224)
                                   ------------          ------------
         Ending balance .......    $ 72,715,609          $ 48,838,815
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

     The following table presents the estimated net undiscounted retained interest earnings to be received from securitizations. Estimated net undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the Contracts sold and the certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                                                 SEPTEMBER 30,        DECEMBER 31,
                                                     1998                 1997
                                                --------------        ------------
Estimated net undiscounted RISA earnings ....   $  120,312,317        $ 78,579,178
Off balance sheet allowance for losses ......       40,570,184          24,787,037
Discount to present value ...................        7,026,524           4,953,326
                                                --------------        ------------
Retained interest in securitized assets .....   $   72,715,609        $ 48,838,815
Outstanding balance of Contracts
     sold through securitizations ...........   $1,039,551,336        $693,896,100


     Management believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the securitized portfolio.

NOTE 4 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -------------------------     -------------------------
                                                    1998           1997           1998           1997
                                                 ----------     ----------     ----------     ----------
Net Income ....................................  $1,928,778     $  657,829     $4,110,907     $1,923,484
                                                 ==========     ==========     ==========     ==========

Weighted average shares outstanding ...........   6,162,374      6,016,471      6,093,198      5,994,696

Net effect of dilutive stock
  Options/warrants ............................     219,508        363,331        352,214        391,520
Diluted weighted average shares outstanding ...   6,381,882      6,379,802      6,445,412      6,386,216


Net income per share:

Basic EPS .....................................  $     0.31     $     0.11     $     0.67     $     0.32
                                                 ==========     ==========     ==========     ==========
Diluted EPS ...................................  $     0.30     $     0.10     $     0.64     $     0.30
                                                 ==========     ==========     ==========     ==========

NOTE 5 - NEW PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments as fair value.

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

                              RESULTS OF OPERATIONS

NET FINANCE REVENUE

     Net finance revenue is the difference between the rate earned on Contracts and the interest costs associated with the Company's borrowings. Net finance revenue totaled $2.8 million for the three months ended September 30, 1998 compared to $1.6 million for the same period in 1997. For the nine months ended September 30, 1998, net finance revenue was $6.1 million as compared to $3.8 million for the same period in 1997. These increases are due to the higher amounts of average Contracts held for sale during the period.

     Prior to securitizing Contracts, the Company earns interest income on its Contracts, pays interest expense to fund the Contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income as a component of servicing income.

PROVISION FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the loans are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled $597,957 for the quarter ended September 30, 1998 compared to $100,045 for the same period in 1997. Provision for credit losses consists of net credit losses incurred during the period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $182,358 during the third quarter of 1998 compared to $125,590 in the third quarter of 1997. The increase in net credit losses was due to an increase in the average Contracts held for sale in the period. Future provisions totaled $415,599 and $(25,545) for the third quarter of 1998 and 1997 respectively. Contracts held for sale increased by $24.3 million for the third quarter of 1998 versus a $4.7 million decrease for the third quarter of 1997. Provision for credit losses for the nine month period ended September 30, 1998 were $1.2 million compared to $604,639 for the period ended September 30, 1997. At September 30, 1998, Contracts held for sale were $125.3 million compared to $64.3 million at December 31, 1997.

GAIN ON SALE OF CONTRACTS

     The Company recorded a gain on sale of Contracts of $11.0 million for the three months ended September 30, 1998 compared to $6.9 million for the same period of 1997. The increase in the gain on sale is primarily the result of an increase in Contracts sold. For the nine months ended September 30, 1998, the Company recorded a gain on sale of $29.1 million compared to a gain on sale of $15.0 million for the same period in 1997. Contracts sold during the third quarter of 1998 totaled $250.0 million compared to $149.6 million during the same period of 1997. Net interest rate spreads, inclusive of all costs, decreased to 2.64% for the third quarter 1998 securitization vs. 2.70% for the securitization completed in the third quarter 1997. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities. To protect against changes in interest rates, the Company may hedge Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.


SERVICING INCOME

     Servicing fee income includes retained interest income, contractual servicing income and other fee income. Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Retained interest income is dependent upon the average excess spread on the Contracts sold and the size of the serviced portfolio. Changes in the amount of prepayments and credit losses may also affect the amount and timing of retained interest income. Contractual servicing income is earned at a rate of 1% per annum on the outstanding balance of Contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and is dependent on the number of Contracts originated and the dollar amount outstanding. Increased competition may also affect the amount of other fee income that the Company may earn when originating or servicing Contracts.

     Servicing fee income increased to $3.0 million during the third quarter of 1998 from $1.0 million during the same period in 1997 due primarily to higher contractual service fees related to the growth in the servicing portfolio. Servicing fee income for the nine month period ended September 30, 1998 was $7.7 million compared to $6.6 million for the like period in 1997.

OPERATING EXPENSES

     Total operating expenses were $12.9 million for the three months ended September 30, 1998 compared to $8.3 million for the same period in 1997. The increase in total operating expenses is primarily attributable to an increase in the amount of Contracts serviced by the Company. The serviced portfolio increased to $1.2 billion at September 30, 1998 from $649.6 million at September 30, 1997. Total operating expenses for the nine month period ending September 30, 1998 were $34.6 million compared to $21.6 million for the same period in 1997.

     The Company incurred salary and benefit expenses of $7.2 million during the third quarter of 1998 compared with $4.6 million for the third quarter of 1997, an increase of 56.5%. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company increased from 302 at September 30, 1997 to 499 at September 30, 1998. Salary and benefit expenses for the nine month period ended September 30, 1998 were $19.5 million compared to $12.4 million for the nine months ending September 30, 1997.

     Depreciation expenses increased to $565,600 for the three months ended September 30, 1998 compared to $349,515 for the same period of 1997 as the Company continued to invest in technology and infrastructure. Expansion into new states resulted in an increase in occupancy costs to $500,371 for the three months ending September 30, 1998 from $386,517 in the like period in 1997. General and administrative expenses increased to $4.6 million in the third quarter of 1998 from $2.9 million in the third quarter of 1997, due primarily to an increase in the dollar amount of the servicing portfolio.

INCOME TAXES

     The Company files federal and state tax returns. The effective tax rates for the three months and nine months ended September 30, 1998 and 1997 were 41.6%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $125.3 million at September 30, 1998 compared to $64.3 million at December 31, 1997. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed securitization transactions of $631.8 million and a whole loan sale of $15.0 million during the nine months of 1998. The Company plans to continue to securitize Contracts on a regular basis.

TRUST RECEIVABLES

     The excess cash flow generated by Contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. The excess spread is released to the Company after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to the Company not yet released from the spread accounts. The amounts due from trusts at September 30, 1998 were $33.9 million as compared with $27.6 million at year-end 1997. The increase in accounts due from trusts is a result of the increased amount of loans sold.

     The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                            FOR THE QUARTERS ENDED
                                                       --------------------------------------------------------------------
                                                       SEPT. 30,     DEC. 31,      MAR. 31,       JUNE 30,        SEPT. 30,
                                                         1997          1997          1998           1998            1998
                                                       --------      --------      --------      ----------      ----------
                                                                            (DOLLARS IN THOUSANDS)
     Contracts purchased/originated during period ..   $152,334      $182,310      $218,204      $  229,660      $  286,470
     Average monthly volume during period ..........     50,778        60,770        72,735          76,553          95,490
     Gain on sale of Contracts .....................      6,938         7,809         8,667           9,406          11,031
     Contracts securitized during period ...........    149,600       166,000       173,000         208,759         250,000
     Contracts sold during period ..................          0             0        15,000               0               0
     Servicing portfolio at period end .............    649,563       757,277       884,692       1,009,246       1,176,153


     ASSET QUALITY

     With the continued expansion of the Company in the eastern United States and the significant growth in the existing branches, the Company undertook a project to centralize and improve its servicing and collection process. The Company believes that a centralized group is efficient and effective, and assures that collection practices and policies are applied consistently throughout the Company. Management continues to rely on the use of current technology such as predictive dialers utilizing automated processing for contacting delinquent borrowers, including a payment system that allows electronic payment on delinquent accounts to be applied the same day as the contact with the borrower. Over the past few quarters, management has focused on the hiring, training and retention of a centralized collection staff. During the third quarter of 1998 the Company continued to realize some of the benefits of the centralization and training of the collection department. At September 30, 1998, delinquencies for the servicing portfolio represented 2.02% of the amount of Contracts in the Company's servicing portfolio or $23.8 million as compared to 2.51% at December 31, 1997 or $19.0 million. Loan losses for the servicing portfolio as a percentage of average serviced loans outstanding decreased to 1.72% during the quarter compared to 2.16% for the third quarter of 1997.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO


                                            SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                         ------------------------       ---------------------
                                           AMOUNT           NO.          AMOUNT          NO.
                                         ----------       -------       --------       ------
                                                          (DOLLARS IN THOUSANDS)
     Servicing portfolio .............   $1,176,153       115,151       $757,277       73,502
     Delinquencies(1)(2)
                  31-59 days .........       15,565         1,643         11,902        1,211
                  60-89 days .........        4,114           413          3,370          346
                  90+ days ...........        4,103           383          3,743          316
                                         ----------       -------       --------       ------
     Total ...........................   $   23,781         2,439       $ 19,015        1,873
     Total delinquencies as a
     percent of Servicing portfolio ..         2.02%         2.12%          2.51%        2.55%

(1)  Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                 FOR THE NINE MONTH PERIOD         FOR THE QUARTERS ENDED
                                                     ENDED SEPTEMBER 30,                SEPTEMBER 30,
                                                 --------------------------      --------------------------
                                                    1998            1997            1998            1997
                                                 ----------      ----------      ----------      ----------
                                                                   (DOLLARS IN THOUSANDS)
     Period end Contracts outstanding ......     $1,176,153      $  649,563      $1,176,153      $  649,563
     Average servicing portfolio(1) ........     $  945,077      $  518,898      $1,083,919      $  606,412
     Number of gross charge-offs ...........          2,740           1,466             984             603
     Gross charge-offs .....................        $14,827          $8,987          $5,453          $3,679
     Net charge-offs .......................        $12,576          $7,881          $4,659          $3,270
     Annualized net charge-offs as a percent
       of average Servicing portfolio ......           1.77%           2.03%           1.72%           2.16%


(1)  Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

   THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH SEPTEMBER 30, 1998:


MONTH    95-1    96-1    96-2    96-3    96-4    97-1    97-2    97-3    97-4    98-1    98-A    98-B
-----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
    1   0.00%   0.00%   0.01%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%
    2   0.01%   0.03%   0.07%   0.02%   0.02%   0.00%   0.00%   0.00%   0.00%   0.01%   0.01%
    3   0.02%   0.05%   0.20%   0.07%   0.05%   0.03%   0.02%   0.02%   0.01%   0.02%   0.03%
    4   0.02%   0.11%   0.33%   0.16%   0.14%   0.06%   0.07%   0.09%   0.04%   0.08%   0.07%
    5   0.05%   0.23%   0.46%   0.43%   0.24%   0.13%   0.22%   0.13%   0.11%   0.14%
    6   0.06%   0.40%   0.78%   0.54%   0.38%   0.26%   0.32%   0.24%   0.20%   0.24%
    7   0.08%   0.69%   0.98%   0.74%   0.53%   0.37%   0.59%   0.36%   0.28%   0.40%
    8   0.10%   0.82%   1.15%   0.97%   0.81%   0.52%   0.80%   0.47%   0.43%
    9   0.21%   0.93%   1.39%   1.13%   0.98%   0.60%   0.91%   0.62%   0.55%
   10   0.24%   1.15%   1.52%   1.32%   1.18%   0.76%   1.07%   0.73%   0.72%
   11   0.29%   1.25%   1.69%   1.47%   1.43%   0.92%   1.26%   0.81%
   12   0.41%   1.47%   1.94%   1.60%   1.63%   1.02%   1.42%   0.94%
   13   0.55%   1.65%   2.08%   1.77%   1.73%   1.13%   1.58%   1.10%
   14   0.70%   1.79%   2.34%   1.94%   1.87%   1.23%   1.68%
   15   0.83%   2.02%   2.52%   2.09%   2.07%   1.40%   1.80%
   16   0.98%   2.25%   2.76%   2.27%   2.23%   1.56%   1.97%
   17   1.06%   2.43%   2.89%   2.42%   2.33%   1.68%
   18   1.11%   2.59%   3.10%   2.57%   2.49%   1.75%
   19   1.27%   2.77%   3.14%   2.70%   2.62%   1.85%
   20   1.37%   2.93%   3.30%   2.83%   2.73%
   21   1.41%   3.06%   3.47%   2.94%   2.84%
   22   1.54%   3.15%   3.60%   3.00%   2.93%
   23   1.59%   3.21%   3.70%   3.08%
   24   1.69%   3.28%   3.81%   3.17%
   25   1.76%   3.40%   3.93%   3.28%
   26   1.83%   3.43%   4.06%
   27   1.86%   3.55%   4.13%
   28   1.97%   3.60%   4.22%
   29   2.01%   3.73%   4.23%
   30   2.08%   3.75%
   31   2.13%   3.79%
   32   2.16%   3.85%
   33   2.26%   3.88%
   34   2.27%
   35   2.28%
   36   2.28%
   37   2.30%
   38   2.28%
   39   2.28%
   40   2.26%
   41   2.26%
   42   2.25%


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs, (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing fees; (iii) releases from spread accounts; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company provide the needed capital to fund the expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

     Cash used in operating activities was $76.6 million for the nine months ended September 30, 1998, compared to $57.5 million used in the nine months ended September 30, 1997. The increase in cash used in operating activities was attributable to the fact that for the nine month period ended September 30, 1998, Contract purchases exceeded Contracts sold in sales and securitizations by $87.6 million. Cash used in investing activities was $2.4 million for the quarter ended September 30, 1998 compared to $1.5 million for the quarter ended September 30, 1997. A reduction in the use of the Company's capital lease lines contributed to the increase in investing activities. Cash provided by financing activities was $83.8 million for the quarter ended September 30, 1998, compared to $59.9 million for the quarter ended September 30, 1997. Proceeds from subordinated debt along with an increase in the issuance of commercial paper, net of pay downs related to securitization and sale, contributed to the change in cash provided by financing activities.

     Warehouse Lines

     The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $325 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by MBIA Insurance Corporation ("MBIA"). This facility provides funds to purchase Contracts and was increased during the third quarter from $245 million to $325 million. The advance rate to OAFC is 98% of adjusted eligible principal balance of each Contract. This lending facility was extended in the third quarter and will expire in September 2001.

     The Company, through another finance subsidiary, Onyx Acceptance Funding Corporation ("Fundco") holds a $100 million line with Merrill Lynch Mortgage Capital, Inc. ("MLMCI") (the "Merrill Line") which provides funding for the purchase and origination of Contracts. The Merrill Line provides an advance rate of approximately 95% of the principal balance of the Contracts that are used for collateral. The interest rate is based on LIBOR. The Merrill Line has a term of one year and matures in February 1999.

     Residual Facilities

     The Company has a $45 million residual facility with State Street Bank, BankBoston, and The Travelers Insurance Company (the "Residual Facility") under which the Company may (subject to borrowing base availability) borrow for working capital purposes. Under the term of the Residual Facility, the available borrowings are determined by a collateral based formula of a percentage of the value of the excess cash flow to be received from certain securitizations and trust receivables. The Residual Facility converts from revolving loans to fully-amortizing two-year term loans on June 12, 1999 or earlier, upon the occurrence of certain "credit triggers".

     Fundco has two $50 million residual facilities with MLMCI and Salomon Brothers Realty Corp., ("SBRC") respectively, (the "Residual Lines "). The Residual Lines are used by the Company to finance operating requirements. The amounts available for borrowing under each line are determined using a collateral based formula of a percentage of the value of excess cash flow to be received from certain securitizations, and, with respect to the MLMCI facility, a percentage of the amount of the Merrill Line outstanding on a quarterly basis. The interest rates are based on LIBOR and the Residual Lines have a term of one year. The facility provided by MLMCI matures in February 1999; the facility provided by SBRC matures in September 1999.

     The Company during the first quarter of 1998, completed a $10.0 million subordinated debt offering. The term of the debt is for two years ending February 27, 2000, with an option by the Company to extend the term by three years during which the loan would fully amortize. The debt bears a fixed interest rate of 9.5%.

SECURITIZATIONS AND LOAN SALES.

     In September, 1998, the Company consummated a securitization in the amount of $250.0 million compared to $149.6 million in the third quarter of 1997. The dollar weighted average investor rate for the third quarter 1998 securitization was 5.78% and a net interest rate spread inclusive of all costs of 2.64% as compared to a dollar weighted average investor rate of 6.35% and a net interest rate spread inclusive of all costs of 2.70% for the securitization completed in the third quarter 1997. For the nine month period ended September 30, 1998, the Company securitized and sold a total of $646.8 million of Contracts. Of this total, $631.8 million were securitized, while $15.0 million were sold on a whole loan basis, with servicing retained. For the nine months ended September 30, 1998, the Company recorded a gain on sale of $29.1 million on total sales and securitizations of $646.8 million as compared to a gain on sale of $15.0 million with securitizations totaling $361.3 million for the first nine months of 1997.

     The Contracts originated and held by the Company during the warehousing period are all fixed rate and accordingly, the Company has exposure to changes in interest rates. The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to mitigate interest rate exposure. Further, the Company often employs a hedging strategy which primarily includes the execution of forward interest rate swaps. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization or whole loan sale. As of September 30, 1998, the Company had executed forward interest rate swaps of $160 million, which become effective November 27, 1998.

YEAR 2000

The Company is substantially dependent on its and third party computer systems, business applications and other information technology systems ("IT systems"), due to the nature of its consumer finance business and the increasing number of electronic transactions in the industry. Historically, many IT systems were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given the Company's reliance on its computer systems, the Company's results of operations could be materially adversely affected by any significant errors or failures.

The Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its in house and third party IT applications. Earlier this year, the Company completed a detailed risk assessment of its various in house and third party computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. The Company assembled survey data from third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential exposure to any non-compliant systems operated by these parties. During the remainder of 1998 and the first quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its in house and third party systems and applications.

The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $300,000 in 1998 and approximately $150,000 in 1999. The amount expected to be expended during 1998 represents approximately 15% of the Company's IT systems budget. As of September 30, 1998, the Company had expended approximately $200,000 for remediation of its IT software systems and applications. By the second quarter of 1999, the Company expects to undergo third-party review of its year 2000 remediation efforts. This third party review will include an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's computer code. The Company currently expects that its year 2000 remediation efforts will be completed by the second quarter of 1999. The Company expenses year 2000 remediation costs as incurred and expects to fund these costs through cash flow from operations.

The Company's most critical operating system is the loan accounting system which is maintained by a third party vendor. The Company is included in a user task force that provides input to the vendor for the year 2000 project. The changes to the loan accounting system were substantially complete by September 30, 1998 and the system is undergoing testing by the service bureau. The testing should be completed by December 31, 1998. The Company is developing a testing plan and will be provided a testing system under a separate environment to allow the Company to test the system during the first quarter of 1999. In addition, the user task force is also testing the system during the first quarter of 1999. The service bureau is confident that the changes to the system will be tested and in production by the end of the second quarter of 1999. The Company does not at this time see any issues with the timing or the proposed changes to the system. Based on the survey data and other information compiled by the Company to date, the Company has not identified any other third parties that the Company expects will suffer year 2000 related problems likely to have a significant adverse effect on the Company's operations. However, many of these third parties are currently in the process of implementing the critical portions of their own year 2000 compliance measures. As a result, at the current time the Company does not have sufficient information to determine whether its external relationships will be materially adversely affected by the year 2000 compliance problems.

The Company is currently formulating detailed contingency plans in the event that its various systems and applications do not achieve year 2000 compliance in a timely fashion. The contingency plans are focused on identifying potential failure scenarios for the Company's IT systems and those of third parties with which the Company interacts and on ensuring the continuation of critical business operations. The Company currently expects that this contingency planning will be completed by the end of 1998. During the first half of 1999, the Company expects to integrate each of these contingency plans into a Company-wide contingency plan.


If the Company's year 2000 issues were not completely resolved prior to the end of 1999, the Company could be subject to a number of potential consequences, including among others, an inability to timely and accurately process and collect payments from customers and originate Contracts in a timely manner. The Company is attempting to limit its exposure to year 2000 issues by closely monitoring its own year 2000 remediation efforts, assessing the year 2000 compliance efforts of various third parties with which it interacts and developing contingency plans addressing potential problems that could have a material adverse effect on the Company's results of operations. Although the Company intends to put into place programs and procedures designed to mitigate the aforementioned risks, there can be no assurances that all potential problems may be mitigated by these procedures.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

     The Company is presently assessing the presentation and effect of SFAS No. 133 on the financial statements of the Company.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1998.

PART II. OTHER INFORMATION


Item 5.  Other Information.

FORWARD-LOOKING STATEMENTS

     The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a new "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of Onyx Acceptance Corporation with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as "may, "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Onyx Acceptance Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of the lending markets of Onyx Acceptance Corporation; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto lending operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

RISK FACTORS

     Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements which involve risk and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's operations and other factors discussed in the Company's periodic filings with the Securities and Exchange Commission.

     Liquidity. The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire Contracts; (ii) pay dealer participation; (iii) pay securitization costs ; (iv) settle hedge transactions;
(v) satisfy working capital requirements ; and (vi) pay interest expense. These cash requirements increase as the Company's volume of purchases or originations of Contracts increases. A substantial portion of the Company's revenues in any period is represented by gain on sale of Contracts in such period but the cash underlying such revenues is received over the life of the Contracts. In addition, cash paid by the Company for dealer participation is not recovered at the time of securitizations, but over the life of the Contract. The Company has operated and expects to continue to operate on a negative cash flow basis as long as the volume of Contract purchases continues to grow. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. No assurance can be given, however, that the Company will have access to the capital markets in the future for equity or debt issuances or for securitizations, or that financing through borrowings or other means will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategy.

     The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the Company's results of operations and financial condition.

     Dependence on Warehouse and Residual Financing. The Company depends on warehousing facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. The Company's wholly owned special purpose subsidiary, Onyx Acceptance Financial Corporation ("OAFC"), is party to a $325 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by MBIA Insurance Corporation ("MBIA"). This facility provides funds to purchase Contracts and was increased during the third quarter from $245 million to $325 million. The advance rate to OAFC is 98% of adjusted eligible principal balance of each Contract. This loan term was extended in the third quarter and will expire in September 2001.

     The Company, through another finance subsidiary, Onyx Acceptance Funding Corporation ("Fundco") holds a $100 million line with Merrill Lynch Mortgage Capital, Inc. ("MLMCI") (the "Merrill Line") which provides funding for the purchase and origination of Contracts. The Merrill Line provides an advance rate of approximately 95% of the principal balance of the Contracts that are used for collateral. The interest rate is based on LIBOR and has a term of one year and matures in February 1999.

     The Company has a $45 million residual facility with State Street Bank, BankBoston, and The Travelers Insurance Company (the "Residual Facility") under which the Company may (subject to borrowing base availability) borrow for working capital purposes. Under the term of the Residual Facility, the available borrowings are determined by a collateral based formula of a percentage of the value of the excess cash flow to be received from certain securitizations and trust receivables. The Residual Facility converts from revolving loans to fully-amortizing two-year term loans in June 1999 or earlier upon the occurrence of certain "credit triggers".

     Fundco has two $50 million residual facilities with MLMCI and SBRC respectively, (the "Residual Lines "). The Residual Lines are used by the Company to finance operating requirements. The amounts available for borrowing under each line are determined using a collateral based formula of a percentage of the value of excess cash flow to be received from certain securitizations, and, with respect to the MLMCI facility, a percentage of the amount of the Merrill Line outstanding on a quarterly basis. The interest rates are based on LIBOR and the Residual Lines have a term of one year. The facility provided by MLMCI matures in February 1999; the facility provided by SBRC matures in September 1999.

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

     The continued availability of the CP Facility is subject to, among other things, maintenance of a target net yield, and compliance by the Company with certain financial covenants contained in the sale and servicing agreement between the Company, as seller, and the Company's wholly owned special purpose finance subsidiary, OAFC as purchaser of contracts held for sale. These covenants include a minimum ratio of net worth to total assets, minimum net yield, ratio of RISA plus trust receivables to tangible net worth, minimum cash on hand and minimum earnings coverage. All covenants are tested quarterly except for minimum net yield and net cash on hand, which are tested monthly.

     The continued availability of the Residual Facility is subject to, among other things, substantially similar financial covenants to those of the CP Facility except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth, and is tested at quarter end. Additionally, the Company is subject under the documentation governing the Residual Facility, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a securitization. The continued availability of the Merrill Line and the Residual Lines are subject to certain financial covenants, which are primarily dependent upon the net worth of the Company.

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

     Dependence on Credit Enhancement. Since inception, through September 30, 1998 each of the Company's securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or a predecessor, in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to the Company. MBIA is not required to insure future securitizations nor is the Company restricted in its ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. There can be no assurance that the Company will be able to obtain credit enhancement in any form from MBIA or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. The Company also relies on MBIA's financial guarantee insurance policy to reduce its borrowing cost under the "A-1/P-1" rated CP Facility. A downgrading of MBIA's credit rating or MBIA's withdrawal of credit enhancement could result in higher interest costs for future Company securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on the Company's results of operations and financial condition.

     Interest Rate Risk. The Company's profitability is largely determined by the difference, or "spread," between the effective rate of interest received on the Contracts acquired by the Company and the interest rates payable under its credit facilities during the warehousing period or for securities issued in securitizations. Several factors affect the Company's ability to manage interest rate risk. First, the Contracts are purchased at fixed interest rates, while amounts borrowed under the Company's credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. The Company's policy is to increase the buy rates it posts with dealerships or to increase rates it uses to solicit to consumers for Contracts in response to increases in its cost of funds during the warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by its competitors may limit the Company's ability to pass through its increased costs of warehousing financing. Second, the spread can be adversely affected after a Contract is purchased and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. The CP Facility permits the Company to select maturities of up to 270 days for commercial paper issued under the CP Facility. Third, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased by the Company have fixed rates, the Company bears the risk of spreads narrowing because of interest-rate increases during the period from the date the Contracts are purchased until the closing of its securitization of such Contracts. The Company employs a hedging strategy that is intended to minimize this risk which historically has involved the execution of forward interest rate swaps or the use of a pre-funding structure for its securitizations. There can be no assurance, however, that this strategy will consistently or completely offset adverse interest-rate movements during the warehousing period or that the Company will not sustain losses on hedging transactions. The Company's hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company's gains on sales of Contracts and results of operations could be adversely affected. In addition, to the extent that the interest rates charged on Contracts sold in a securitization with a pre-funding structure decline below the rates prevailing at the time that the securitization closed the Company has some interest rate exposure to falling interest rates during the pre-funding period. Such a rate decline would reduce the interest rate spread because the interest rate on the securities would remain fixed. This, in time, would negatively impact the gains on sale of Contracts and the Company's results of operations.

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

     The gain on sale of Contracts recognized by the Company in each securitization and the value of the RISA in each transaction reflects management's estimate of future credit losses and prepayments for the Contracts included in that securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceeded those estimated, the value of the RISA would be impaired. The Company periodically reviews its credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. If necessary, the Company would adjust the value of the RISA by making a charge to servicing fee income. However, the Company's results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceeded anticipated levels. Further, any write down of RISA would reduce the amount available to the Company under the Residual Facility or Residual Lines, possibly requiring the Company to pay down amounts outstanding under the Residual Facility or Residual Lines or provide additional collateral to cure a potential borrowing base deficiency.

     Loss of Servicing Rights and Suspension of Future Servicing Cash Flows. The Company is entitled to receive servicing income only while it acts as servicer for Contracts during the warehousing period and under the servicing agreement for securitized Contracts. Any loss of the servicing rights would have a material adverse effect on the Company's operations and financial condition.

     The Company's right to act as servicer can be terminated by MBIA, as program manager, on Contracts funded by the CP Facility, upon the occurrence of certain servicer termination events (as defined in the sale and servicing agreement). Servicer termination events include material misrepresentations or material breaches of warranties or covenants by Onyx or OAFC, including the financial covenants of Onyx contained in the sale and servicing agreement.

     The Company's loss of the servicing rights under the Company's sale and servicing agreements, the sale and servicing agreements under the owner trusts or the pooling and servicing under the grantor trusts, or the occurrence of a trigger event that would block release of future servicing cash flows from the trusts' spread accounts would have a material adverse effect on the Company's results of operations and financial condition.

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

     The Effect of Adverse Economic Conditions. The Company is a motor vehicle consumer auto finance company whose activities are dependent upon the sale of motor vehicles. The ability of the Company to continue to acquire Contracts in the markets in which it operates and to expand into additional markets is dependent upon the overall level of sales of new and used motor vehicles in those markets. A prolonged downturn in the sale of new and used motor vehicles, whether nationwide or in the California markets, could have a material adverse impact upon the Company, the results of its operations and its ability to implement its business strategy.

     The automobile industry generally is sensitive to adverse economic conditions both nationwide and in California. Periods of rising interest rates reduce economic activity, and higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle loans. There can be no assurance that such economic conditions will not occur, or that such conditions will not result in such severe reductions in the Company's revenues or cash flows available to the Company to permit the Company to remain current on its credit facilities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   EXHIBIT NO.    EXHIBIT TITLE
   -----------    -------------
      *3.4        Certificate of Incorporation of the Company.

      *3.5        Bylaws of the Company.

      10.106      Amended and Restated Sale and Servicing Agreement between Onyx
                  Acceptance Corporation and Onyx Acceptance Financial
                  Corporation dated as of September 4, 1998.

      10.107      Amended and Restated Triple-A One Funding Corporation Credit
                  Agreement between and among Onyx Acceptance Financial
                  Corporation, Triple-A One Funding Corporation, CapMAC
                  Financial Services, Inc. and Capital Markets Assurance
                  Corporation dated as of September 4, 1998.

      10.108      Amended and Restated Triple-A One Funding Corporation Security
                  Agreement between and among Onyx Acceptance Financial
                  Corporation, Triple-A One Funding Corporation and Capital
                  Markets Assurance Corporation dated as of September 4, 1998.

      10.109      Amended and Restated Subordinated Security Agreement between
                  Onyx Acceptance Corporation and Onyx Acceptance Financial
                  Corporation dated as of September 4, 1998.

      10.110 Amended and Restated Insurance and Indemnity Agreement between and among Onyx Acceptance Corporation, Capital Markets
                  Assurance Corporation, Onyx Acceptance Financial Corporation and Triple-A One Funding Corporation dated as of September 4,
                  1998.

      10.111      Master Loan Agreement Between Onyx Acceptance Funding
                  Corporation and Salomon Brothers Realty Corp. Dated September
                  3, 1998

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

                                          ONYX ACCEPTANCE CORPORATION

                                          By: /s/  JOHN W. HALL
                                              ----------------------------------
                                              John W. Hall
                                              President and Principal
                                              Executive Officer
Date:    November 13, 1998

                                          By: /s/  DON P. DUFFY
                                              ----------------------------------
                                              Don P. Duffy
                                              Executive Vice President and
                                              Principal Financial Officer
Date:    November 13, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION                                         PAGE
----------                            -----------                                         ----
  10.106       Amended and Restated Sale and Servicing Agreement between Onyx
               Acceptance Corporation and Onyx Acceptance Financial Corporation
               dated as of September 4, 1998.

  10.107       Amended and Restated Triple-A One Funding Corporation Credit
               Agreement between and among Onyx Acceptance Financial
               Corporation, Triple-A One Funding Corporation, CapMAC Financial
               Services, Inc. and Capital Markets Assurance Corporation dated as of September 4, 1998.

  10.108       Amended and Restated Triple-A One Funding Corporation Security
               Agreement between and among Onyx Acceptance Financial
               Corporation, Triple-A One Funding Corporation and Capital Markets
               Assurance Corporation dated as of September 4, 1998.

  10.109       Amended and Restated Subordinated Security Agreement between Onyx
               Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 4, 1998.

  10.110 Amended and Restated Insurance and Indemnity Agreement between and among Onyx Acceptance Corporation, Capital Markets Assurance
               Corporation, Onyx Acceptance Financial Corporation and Triple-A
               One Funding Corporation dated as of September 4, 1998.

  10.111 Master Loan Agreement Between Onyx Acceptance Funding Corporation and Salomon Brothers Realty Corp. Dated September 3, 1998

   21.1        Subsidiaries of the Registrant

   27.1        Financial Data Schedule