Form 10-Q/A
period 1998-06-30
ONYX ACCEPTANCE CORP
filed 1999-03-30
CIK 1006614

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                   FORM 10-Q/A
                              ---------------------


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


                           ONYX ACCEPTANCE CORPORATION
                            27051 TOWNE CENTRE DRIVE
                            FOOTHILL RANCH, CA 92610
                                 (949) 465-3900
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

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

                           ONYX ACCEPTANCE CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

Onyx Acceptance Corporation (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998.


                                                                                                              PAGE
                                                                                                              ----
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
          Restated Condensed Consolidated Statements of Financial Condition at
             June 30, 1998  and December 31, 1997..........................................................      3
          Restated Condensed Consolidated Statements of Income for the three months and six months
             ended June 30, 1998 and June 30, 1997.........................................................      4
          Restated Consolidated  Statements of Cash Flows for the six months ended
            June 30, 1998, and June 30, 1997...............................................................      5
          Notes to Restated Condensed Consolidated Financial Statements....................................      6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............     10

PART II. OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders..............................................     17
Item 5.   Other Information................................................................................     17
Item 6.   Exhibits and Reports on Form 8-K.................................................................     21
SIGNATURES.................................................................................................     26
EXHIBIT INDEX..............................................................................................     27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

        RESTATED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           JUNE 30,          DECEMBER 31,
                                                                             1998                 1997
                                                                        --------------      -------------
                                                                          (UNAUDITED)
                                     ASSETS
Cash and cash equivalents                                                $    657,869        $    991,010
Trust receivables                                                           6,586,806           7,377,801
Contracts held for sale (Net of allowance)                                101,078,637          64,342,309
Retained interest in securitized assets                                    82,859,389          64,357,850
Other  assets                                                               5,963,802           4,767,490
                                                                        -------------       -------------

           Total assets                                                  $197,146,503        $141,836,460
                                                                        =============       =============


                                  LIABILITIES

Accounts payable                                                         $  5,402,629        $  6,564,446
Debt                                                                      143,388,095          91,759,281
Other liabilities                                                           8,776,989           5,795,323
                                                                        -------------       -------------

          Total liabilities                                               157,567,713         104,119,050



                                     EQUITY
Common stock
  Par value $.01 per share; authorized 15,000,000 shares;
    issued and outstanding 6,157,828 as of
    June 30, 1998 and issued and outstanding
    6,017,635 as of December 31, 1997                                          61,578              60,176
Paid in capital                                                            37,832,718          37,810,158
Retained earnings (deficit)                                                 1,684,494            (152,924)
                                                                        -------------       -------------

           Total equity                                                    39,578,790          37,717,410
                                                                        -------------       -------------

           Total liabilities and equity                                  $197,146,503        $141,836,460
                                                                        =============       =============

              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              RESTATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                               Three Months Ended June 30,          Six Months Ended June 30,
                                              -----------------------------       ----------------------------
                                                  1998               1997            1998               1997
                                              -----------       -----------       -----------       -----------
                                                       (Unaudited)                         (Unaudited)
REVENUES:
Interest income ...........................    $5,221,533        $3,265,712        $9,702,083        $5,147,704
Interest expense ..........................     3,616,724         1,830,284         6,437,710         2,885,192
                                              -----------       -----------       -----------       -----------
Net interest income .......................     1,604,809         1,435,428         3,264,373         2,262,512

Gain on sale of contracts .................     8,083,093         3,553,512        16,234,203         6,707,231
Service fee income ........................     4,039,365         4,114,006         6,008,006         6,655,419

Total Revenues ............................    13,727,267         9,102,946        25,506,582        15,625,162

EXPENSES:
    Provision for credit losses ...........       324,819           211,324           631,807           504,594
    Salaries and benefits .................     6,334,576         4,327,419        12,275,745         7,744,744
    Depreciation ..........................       499,356           258,819           926,338           460,802
    Occupancy .............................       442,412           333,183           814,853           657,274
    General and administrative expenses ...     4,254,211         2,461,962         7,716,955         4,399,714
                                              -----------       -----------       -----------       -----------
Total Expenses ............................    11,855,374         7,592,707        22,365,698        13,767,128
                                              -----------       -----------       -----------       -----------
Net Income before Taxes ...................     1,871,893         1,510,239         3,140,884         1,858,034
    Income Taxes ..........................       776,835           650,006         1,303,466           799,696
                                              -----------       -----------       -----------       -----------
Net Income after Taxes ....................    $1,095,058        $  860,233        $1,837,418        $1,058,338
                                              ===========       ===========       ===========       ===========

Net Income per share - Basic ..............    $     0.18        $     0.14        $     0.30        $     0.18
Net Income per share - Diluted ............    $     0.17        $     0.13        $     0.28        $     0.17

Basic Shares outstanding ..................     6,092,400         6,005,444         6,058,610         5,983,809
Diluted Shares outstanding ................     6,533,804         6,374,934         6,477,178         6,389,423





              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------------------
                                                                                1998                 1997
                                                                           -------------           -------------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
Net cash used in operating activities                                       $(50,305,625)           $(56,556,748)

INVESTING ACTIVITIES:
     Purchases of property and equipment                                      (1,582,662)             (1,225,724)
                                                                           -------------           -------------
              Cash used in investing activities                               (1,582,662)             (1,225,724)

FINANCING ACTIVITIES:
     Proceeds from exercise of options/warrants                                   23,960                  56,112
     Payments on capital lease obligations                                      (271,939)               (201,035)
     Proceeds from drawdown on excess servicing line of credit                 4,972,101              13,500,000
     Payments to pay down excess service line                                (21,650,000)                      0
     Paydown of warehouse line related to securitization and sale           (362,006,000)           (198,500,000)
     Proceeds from warehouse line                                            420,654,572             243,913,253
     Proceeds from subordinated debt                                          10,000,000                       0
     Payments on other loans                                                    (167,548)               (167,548)
                                                                           -------------           -------------
              Net cash provided by financing activities                       51,555,146              58,600,782
                                                                           -------------           -------------
              Increase (decrease) in cash and cash equivalents                  (333,141)                818,310


Cash and cash equivalents at beginning of period                                 991,010                 603,028
                                                                           -------------           -------------
Cash and cash equivalents at end of period                                  $    657,869            $  1,421,338
                                                                           =============           =============

Supplemental Disclosures of Cash Flow Information:

Interest paid                                                               $  6,241,210            $  2,751,361
Capital lease additions                                                     $     97,628            $    509,808





              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The unaudited restated condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the restated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The restated condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K and the 10-Q/A for the quarter ended March 31, 1998.

NOTE 2 - RESTATEMENT

As required by the Financial Accounting Standards Board's ("FASB") Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission, ("SEC") on December 8, 1998, the Company has restated its 1998 and 1997 financial statements to reflect the change in the method of measuring and accounting for Trust Receivables and Retained Interest in Securitized Assets ("Credit Enhancement Assets") on its securitization transactions to the cash-out method from the cash-in method.

Initial deposits to restricted cash accounts, if any, and subsequent cash flows received by securitization trusts sponsored by the Company accumulate as Credit Enhancement Assets until certain targeted levels are achieved, after which cash is distributed to the Company on an unrestricted basis. Under the cash-in method previously used by the Company, (i) the assumed discount period for measuring the present value of Credit Enhancement Assets ended when cash flows were received by the securitization trusts and (ii) initial deposits to restricted cash accounts were recorded at face value. Under the cash-out method now required by the FASB and SEC, the assumed discount period for measuring the present value of Credit Enhancement Assets ends when cash, including return of the initial deposits, if any, is distributed to the Company on an unrestricted basis.

The change to the cash-out method results only in a difference in the timing of revenue recognition from a securitization and has no effect on the total cash flows of such transactions. While the total amount of revenue recognized over the term of a securitization transaction is the same under either method, the cash-out method results in (i) lower initial gains on the sale of contracts held for sale due to the longer discount period and (ii) higher subsequent servicing fee income from accretion of the additional cash-out discount. Accordingly, the reductions in previously reported earnings resulting from retroactive application of the change will generally be recognized in subsequent period earnings as servicing fee income.




The restatement resulted in the following changes to prior period financial statements:


                                 Three Months Ended                   Six Months Ended
                                      June 30,                             June 30,
                                   (In thousands)                       (In thousands)
                           ---------------------------------------------------------------------
                              1998               1997                1998                1997
                           ----------          ---------          ----------          ----------
    TOTAL REVENUE:

      Previous              $  14,171           $  8,711           $  26,096           $  15,934
      As Restated           $  13,727           $  9,103           $  25,507           $  15,625


    NET INCOME:

      Previous              $   1,354           $    653           $   2,182           $   1,266
      As Restated           $   1,095           $    860           $   1,837           $   1,058

    NET INCOME
    PER SHARE:

    BASIC:
      Previous              $    0.22           $   0.11           $    0.36           $    0.21
      As Restated           $    0.18           $   0.14           $    0.30           $    0.18
    DILUTED:
      Previous              $    0.21           $   0.10           $    0.34           $    0.20
      As Restated           $    0.17           $   0.13           $    0.28           $    0.17



                          June 30,      December 31,
                            1998            1997
                            ----            ----
TRUST
RECEIVABLES:

     Previous             $31,756          $27,629
     As Restated           $6,587           $7,378

RISA:
     Previous             $63,011          $48,839
     As Restated          $82,859          $64,358


SHAREHOLDERS'
EQUITY:

     Previous             $42,762          $40,555
     As Restated          $39,579          $37,717

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

NOTE 3 - CONTRACTS HELD FOR SALE

        Contracts held for sale consisted of the following:

                                        JUNE 30              DECEMBER 31,
                                         1998                    1997
                                     -------------           -------------

Contracts held for sale ........      $108,531,938            $ 71,216,278
Less unearned interest .........         8,587,086               7,835,794
                                     -------------           -------------

                                        99,944,852              63,380,484
Allowance for credit losses ....          (499,724)               (316,902)
                                     -------------           -------------

                                        99,445,128              63,063,582
Dealer participation ...........         1,633,509               1,278,727
                                     -------------           -------------

Total ..........................      $101,078,637            $ 64,342,309
                                     =============           =============

NOTE 4 - RETAINED INTEREST IN SECURITIZED ASSETS

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

    The Company is currently using securitization assumptions that are consistent with its historical performance. These assumptions are an ABS prepayment speed of 1.75%, annualized net credit loss assumption of 2.0% and a discount rate of 3.50% over the pass-through rate.


        The following table presents the balances and activity for RISA:

                              JUNE 30,             DECEMBER 31,
                               1998                   1997
                           ------------           ------------
Beginning balance ......    $64,357,850            $33,530,020
Additions ..............     33,639,129             41,603,001
Amortization ...........    (15,137,590)           (10,775,171)
                           ------------           ------------

Ending balance..........    $82,859,389            $64,357,850
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

                                                                       JUNE 30, 1998      DECEMBER 31, 1997
                                                                       ------------         --------------

Estimated net undiscounted RISA earnings .......................       $130,225,596           $99,613,524
Off balance sheet allowance for losses .........................         35,473,164            25,546,412
Discount to present value ......................................         11,893,043             9,709,262
                                                                       ------------          ------------
Retained interest in securitized assets ........................        $82,859,389           $64,357,850
                                                                       ============          ============

Outstanding balance of Contracts sold through securitizations ..       $896,037,921          $693,896,100
                                                                       ============          ============

        Management believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.






NOTE 5 - NET INCOME PER SHARE

The following is an illustration of the dilutive effect of the Company's potential common stock on net income per share ("EPS")




                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                          1998                1997                1998                1997
                                                       ----------          ----------          ----------          ----------

Net Income ..........................................  $1,095,058           $ 860,233          $1,837,418          $1,058,338
                                                       ==========          ==========          ==========          ==========

Weighted average shares outstanding .................   6,092,400           6,005,444           6,058,610           5,983,809
Net effect of dilutive stock options/warrants .......     441,404             369,490             418,568             405,614
Diluted weighted average shares outstanding .........   6,533,804           6,374,934           6,477,178           6,389,423

Net income per share:

Basic ...............................................   $    0.18           $    0.14           $    0.30           $    0.18
                                                       ==========          ==========          ==========          ==========
Diluted .............................................   $    0.17           $    0.13           $    0.28           $    0.17
                                                       ==========          ==========          ==========          ==========



NOTE 6 - NEW PRONOUNCEMENTS

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.


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

        As required by the Financial Accounting Standards Board's ("FASB") Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission, ("SEC") on December 8, 1998, the Company has restated its 1998 and 1997 financial statements to reflect the change in the method of measuring and accounting for Credit Enhancement Assets on its securitization transactions to the cash-out method from the cash-in method.



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



                              RESULTS OF OPERATIONS


NET INTEREST INCOME

Net interest income is the difference between the rate earned on Contracts held on balance sheet and the interest costs associated with the Company's borrowings. Net interest income totaled $1.6 million for the three months ended June 30, 1998 compared to $1.4 million for the same period in 1997. For the six months ended June 30, 1998, net interest income was $3.3 million as compared to $2.3 million for the same period in 1997. These increases are due to the higher amounts of average Contracts held for sale during the period.

Prior to securitizing Contracts, the Company earns interest income on its Contracts, pays interest expense to fund the Contracts and absorbs any credit losses. After securitization, the net earnings are recorded as service fee income. To protect against changes in interest rates, the Company hedges Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are deferred and are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.


PROVISION FOR CREDIT LOSSES

        The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the loans are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled $324,819 for the quarter ended June 30, 1998 compared to $211,324 for the same period in 1997. Provision for credit losses consists of net credit losses incurred during the period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $251,311 during the second quarter of 1998 compared to $121,747 in the second quarter of 1997 due to an increase in the average Contracts held for sale in the period. Future provisions totaled $73,508 and $89,577 for the second quarter of 1998 and 1997 respectively. Contracts held for sale increased by $14.7 million for the second quarter of 1998 vs. $17.9 million for the second quarter of 1997. Provision for credit losses for the six month period ended June 30, 1998 were $631,807 compared to $504,594 for the period ended June 30, 1997. At June 30, 1998, Contracts held for sale were $101.1 million compared to $64.3 million at December 31, 1997.


GAIN ON SALE OF CONTRACTS

        The Company recorded a gain on sale of Contracts of $8.1 million for the three months ended June 30, 1998 compared to $3.6 million for the same period of 1997. The increase in the gain on sale is primarily the result of wider interest rate spreads and an increase in Contracts sold. For the six months ended June 30, 1998, the Company recorded a gain on sale of $16.2 million compared to a gain on sale of $6.7 million for the same period in 1997. Contracts sold during the second quarter of 1998 totaled $208.8 million compared to $121.7 million during the same period of 1997. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities.


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

Servicing fee income decreased to $4.0 million during the second quarter of 1998 from $4.1 million during the same period in 1997. Servicing fee income for the six month period ended June 30, 1998 was $6.0 million compared to $6.7 million for the like period in 1997. Higher contractual service fees due to the growth of the servicing portfolio were offset by a reduction in the accrual for servicing advances on delinquent Contracts and by an acceleration of the amortization of the RISA.


OPERATING EXPENSES

        Total operating expenses were $11.9 million for the three months ended June 30, 1998 compared to $7.6 million for the same period in 1997. The increase in total operating expenses is primarily attributable to an increase in the amount of Contracts serviced by the Company. The serviced portfolio increased to $1.0 billion at June 30, 1998 from $564.9 million at June 30, 1997. Total operating expenses for the six month period ending June 30, 1998 were $22.4 million compared to $13.8 million for the same period in 1997.


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

INCOME TAXES

The Company files federal and state tax returns. The effective tax rates for 1998 and 1997 were 41.5% and 43.0% respectively.

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

The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past five fiscal quarters:


                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                                       FOR THE QUARTERS ENDED
                                                           ------------------------------------------------------------------------
                                                           JUNE 30,       SEPT. 30,        DEC. 31,       MAR 31,         JUNE 30,
                                                             1997           1997            1997            1998           1998
                                                         ----------      ----------      ----------      ----------      ----------
                                                                                          (DOLLARS IN THOUSANDS)

       Contracts purchased/originated during period ....  $ 145,548       $ 152,334       $ 182,310       $ 218,204       $ 229,600
       Average monthly volume during period ............     48,516          50,778          60,770          72,735          76,553
       Gain on sale of Contracts .......................      3,554           6,073           6,806           8,151           8,083
       Contracts securitized during period .............    121,676         149,600         166,000         173,000         208,759
       Contracts sold during period ....................          0               0               0          15,000               0
       Servicing portfolio at period end ...............    564,922         649,563         757,277         884,692       1,009,246


------------

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


                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO


                                                  JUNE 30,                        DECEMBER 31,
                                                   1998                               1997
                                         ---------------------------       ---------------------------
                                          AMOUNT              NO.            AMOUNT             NO.
                                         ----------       ----------       ----------       ----------
                                                              (DOLLARS IN THOUSANDS)

Servicing portfolio ..................   $1,009,246           98,918       $  757,277           73,502
Delinquencies(1)(2)
             31-59 days ..............   $    9,041              921       $   11,902            1,211
             60-89 days ..............   $    2,473              244       $    3,370              346
             90+ days ................   $    3,552              332       $    3,743              316
                                         ----------       ----------       ----------       ----------
Total ................................   $   15,066            1,497       $   19,015            1,873
                                         ==========       ==========       ==========       ==========
Total delinquencies as a percent of
Servicing portfolio ..................         1.49%            1.51%            2.51%            2.55%

------

(1)  Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.




                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO


                                                               FOR THE SIX MONTH                FOR THE THREE MONTHS ENDED
                                                              PERIOD ENDED JUNE 30,                      JUNE 30,
                                                        -------------------------------       --------------------------------
                                                              1998               1997               1998               1997
                                                        -------------       -----------       ------------        ------------
                                                                                  (DOLLARS IN THOUSANDS)

Period end Contract outstanding ......................  $   1,009,246       $   564,922       $   1,009,246       $   564,922
Average servicing portfolio(1) .......................  $     875,657       $   475,141       $     935,391       $   517,134
Number of gross charge-offs ..........................          1,756               863                 938               496
Gross charge-offs ....................................  $     9,374.8       $   5,308.8       $     4,917.2       $   2,999.6
Net charge-offs ......................................  $     7,917.2       $   4,611.0       $     4,155.4       $   2,631.4
Annualized net charge-offs as a percent of average
Servicing portfolio ..................................          1.81%             1.94%               1.78%             2.04%

------------

(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

         THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH JUNE 30, 1998:


               MONTH          95-1          96-1          96-2          96-3          96-4
               -----          ----          ----          ----          ----          ----

                 1         0.00%         0.00%         0.01%         0.00%         0.00%
                 2         0.01%         0.03%         0.07%         0.02%         0.02%
                 3         0.02%         0.05%         0.20%         0.07%         0.05%
                 4         0.02%         0.11%         0.33%         0.16%         0.14%
                 5         0.05%         0.23%         0.46%         0.43%         0.24%
                 6         0.06%         0.40%         0.78%         0.54%         0.38%
                 7         0.08%         0.69%         0.98%         0.74%         0.53%
                 8         0.10%         0.82%         1.15%         0.97%         0.81%
                 9         0.21%         0.93%         1.39%         1.13%         0.98%
                10         0.24%         1.15%         1.52%         1.32%         1.18%
                11         0.29%         1.25%         1.69%         1.47%         1.43%
                12         0.41%         1.47%         1.94%         1.60%         1.63%
                13         0.55%         1.65%         2.08%         1.77%         1.73%
                14         0.70%         1.79%         2.34%         1.94%         1.87%
                15         0.83%         2.02%         2.52%         2.09%         2.07%
                16         0.98%         2.25%         2.76%         2.27%         2.23%
                17         1.06%         2.43%         2.89%         2.42%         2.33%
                18         1.11%         2.59%         3.10%         2.57%         2.49%
                19         1.27%         2.77%         3.14%         2.70%         2.62%
                20         1.37%         2.93%         3.30%         2.83%
                21         1.41%         3.06%         3.47%         2.94%
                22         1.54%         3.15%         3.60%         3.00%
                23         1.59%         3.21%         3.70%
                24         1.69%         3.28%         3.81%
                25         1.76%         3.40%         3.93%
                26         1.83%         3.43%         4.06%
                27         1.86%         3.55%
                28         1.97%         3.60%
                29         2.01%         3.73%
                30         2.08%         3.75%
                31         2.13%
                32         2.16%
                33         2.26%
                34         2.27%
                35         2.28%
                36         2.28%
                37         2.30%
                38         2.28%
                39         2.28%


          MONTH          97-1          97-2          97-3          97-4          98-1          98-A
          -----          ----          ----          ----          ----          ----          ----

              1         0.00%         0.00%         0.00%         0.00%         0.00%         0.00%
              2         0.00%         0.00%         0.00%         0.00%         0.01%
              3         0.03%         0.02%         0.02%         0.01%         0.02%
              4         0.06%         0.07%         0.09%         0.04%         0.08%
              5         0.13%         0.22%         0.13%         0.11%
              6         0.26%         0.32%         0.24%         0.20%
              7         0.37%         0.59%         0.36%         0.28%
              8         0.52%         0.80%         0.47%
              9         0.60%         0.91%         0.62%
             10         0.76%         1.07%         0.73%
             11         0.92%         1.26%
             12         1.02%         1.42%
             13         1.13%         1.58%
             14         1.23%
             15         1.40%
             16         1.56%



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

        In June, 1998, the Company consummated a securitization in the amount of $208.8 million compared to $121.7 million in the second quarter of 1997. The dollar weighted average investor rate for the second quarter 1998 securitization was 5.87% and a net interest rate spread inclusive of all costs of 3.34% as compared to a dollar weighted average investor rate 6.35% and a net interest rate spread inclusive of all costs of 3.11% for the securitization completed in the second quarter 1997. For the six month period ended June 30, 1998, the Company securitized and sold a total of $396.8 million of retail installment Contracts. Of this total, $381.8 million were securitized, while $15.0 million were sold on a whole loan basis, with servicing retained. For the six months ended June 30, 1998, the Company recorded a gain on sale of $16.2 million on total sales and securitizations of $396.8 million as compared to a gain on sale of $6.7 million with securitizations totaling $211.7 million for the first six months of 1997.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

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

1.       Election of Directors

         The stockholders approved the Company's director nominees, Mr. Thomas
         C. Stickel and Mr. John W. Hall, to serve for a three year term expiring at the Annual Meeting in the year 2001. The voting on the nominations was as follows:

         Nominee:                           Votes For         Votes Against             Abstentions
         --------
         Thomas C. Stickel                  4,529,988         2,900                      62,000
         John W. Hall                       4,529,988         2,900                      62,000

2. Amendment to the Company's 1996 Stock Option/Stock Issuance Plan The stockholders approved the Company's amendment to the Company's 1996 Stock Option/Stock Issuance Plan.

         The voting went as follows:                 Votes For         Votes Against             Abstentions
                                                     3,861,288         669,900                   64,600

3. Appointment of Independent Auditors The Company's proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was also approved by the stockholders.

         The voting went as follows:                 Votes For         Votes Against             Abstentions
                                                     3,742,182         2,100                     600

Item 5.  Other Information.

FORWARD LOOKING INFORMATION

        The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may, "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth in this Form 10-Q/A constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  EXHIBIT NO.                          EXHIBIT TITLE
  -----------                          -------------
      *3.1       Omitted.
      *3.2       Omitted.
      *3.3       Omitted.
      *3.4       Certificate of Incorporation of the Company.
      *3.5       Bylaws of the Company.
      21.1       Subsidiaries of the Registrant.
      27.1       Financial Data Schedule.

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

                                  ONYX ACCEPTANCE CORPORATION

                                  By:     /s/ JOHN W. HALL
                                      ------------------------------------
                                      John W. Hall
                                      President and Principal Executive Officer
Date:   March 30, 1999

                                  By:    /s/  DON P. DUFFY
                                       ------------------------------------
                                       Don P. Duffy
                                       Executive Vice President and Principal
                                       Financial Officer
Date:   March 30, 1999

                                  EXHIBIT INDEX

   EXHIBIT NO.                        DESCRIPTION                                              PAGE
   -----------                        -----------                                              ----

    21.1           Subsidiaries of the Registrant...............................
    27.1           Financial Data Schedule......................................
