Form 10-Q/A
period 1998-09-30
ONYX ACCEPTANCE CORP
filed 1999-03-30
CIK 1006614

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-Q/A

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

Onyx Acceptance Corporation (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Quarterly Report on Form 10-Q for the three and nine months ended March 31, 1998 filed with the Securities and Exchange Commission on November 16, 1998.


                                                                                                  PAGE
                                                                                                  ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Restated Condensed Consolidated Statements of Financial Condition at September 30,
         1998 and December 31, 1997..........................................................        3
         Restated Condensed Consolidated Statements of Income for the three months and nine
         months ended September 30, 1998 and September 30, 1997..............................        4
         Restated Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1998 and September 30, 1997........................................        5
         Notes to Restated Condensed Consolidated Financial Statements.......................        6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................        9

PART II. OTHER INFORMATION
Item 5.  Other Information...................................................................       17
Item 6.  Exhibits and Reports on Form 8-K....................................................       22
SIGNATURES...................................................................................       23
EXHIBIT INDEX................................................................................       24


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

        RESTATED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                    1998               1997
                                                               --------------    --------------
                                                               (UNAUDITED)
                           ASSETS
Cash & cash equivalents .....................................  $   5,771,881      $     991,010
Trust receivables ...........................................      7,236,807          7,377,801
Contracts held for sale (Net of allowance) ..................    125,345,160         64,342,309
Retained interest in securitized assets .....................     93,793,893         64,357,850
Other assets ................................................      6,475,773          4,767,490
                                                               -------------      -------------
           Total assets .....................................  $ 238,623,514      $ 141,836,460
                                                               =============      =============

                        LIABILITIES

Accounts payable ............................................  $  10,612,817      $   6,564,446
Debt ........................................................    175,752,152         91,759,281
Other liabilities ...........................................     10,918,213          5,795,323
                                                               -------------      -------------

          Total liabilities .................................    197,283,182        104,119,050

                          EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000 shares;
    issued and outstanding 6,168,754 as of September 30,
    1998 and issued and outstanding 6,017,635 as of
    December 31, 1997 .......................................         61,687             60,176
Paid in capital .............................................     37,841,627         37,810,158
Retained earnings (Deficit) .................................      3,437,018           (152,924)
                                                               -------------      -------------
           Total equity .....................................     41,340,332         37,717,410
                                                               -------------      -------------
           Total liabilities and equity .....................  $ 238,623,514      $ 141,836,460
                                                               =============      =============

              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              RESTATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------  -------------------------------
                                                 1998                1997            1998             1997
                                               -----------      -----------      -----------      -----------
                                                               (UNAUDITED)                (UNAUDITED)
REVENUES:
Interest income .............................  $ 7,001,062      $ 3,659,736      $16,703,145      $ 8,807,440
Interest expense ............................    4,213,990        2,096,118       10,651,700        4,981,310
                                               -----------      -----------      -----------      -----------
Net interest income .........................    2,787,072        1,563,618        6,051,445        3,826,130

Gain on sale of contracts ...................    9,676,893        6,073,232       25,911,096       12,780,463
Service fee income ..........................    4,007,969        1,686,336       10,015,975        8,341,755

Total Revenues ..............................   16,471,934        9,323,186       41,978,516       24,948,348

EXPENSES:
    Provision for credit losses .............      597,957          100,045        1,229,764          604,639
    Salaries and benefits ...................    7,216,960        4,644,626       19,492,705       12,389,370
    Depreciation ............................      565,600          349,515        1,307,918          810,316
    Occupancy ...............................      500,371          386,517        1,315,224        1,043,791
    General and administrative expenses .....    4,595,279        2,943,706       12,496,254        7,343,420
                                               -----------      -----------      -----------      -----------
Total Expenses ..............................   13,476,167        8,424,409       35,841,865       22,191,536
                                               -----------      -----------      -----------      -----------
Net Income before Taxes .....................    2,995,767          898,777        6,136,651        2,756,812
    Income Taxes ............................    1,243,243          386,833        2,546,709        1,186,529
                                               -----------      -----------      -----------      -----------
Net Income after Taxes ......................  $ 1,752,524      $   511,944      $ 3,589,942      $ 1,570,283
                                               ===========      ===========      ===========      ===========

Net Income per share - Basic ................  $      0.28      $      0.09      $      0.59      $      0.26

Net Income per share - Diluted ..............  $      0.27      $      0.08      $      0.56      $      0.25

Basic Shares outstanding ....................    6,162,374        6,016,471        6,093,198        5,994,696
Diluted Shares outstanding ..................    6,381,882        6,379,802        6,445,412        6,386,216


              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                     1998               1997
                                                               -------------        ------------
                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
Net cash used in operating activities ........................ $ (76,587,801)      $ (57,483,979)

INVESTING ACTIVITIES:
     Purchases of property and equipment .....................    (2,411,692)         (1,451,371)
                                                               -------------       -------------
              Cash used in investing activities ..............    (2,411,692)         (1,451,371)

FINANCING ACTIVITIES:
     Proceeds from exercise of options/warrants ..............        32,981              57,562
     Payments on capital lease obligations ...................      (473,577)           (370,952)
     Proceeds from drawdown on excess servicing
       line of credit, net ...................................    15,972,101          18,500,000
     Paydown of warehouse lines related to securitization
       and sale...............................................  (624,456,000)       (340,500,000)
     Proceeds from warehouse lines ...........................   682,956,181         382,497,213
     Proceeds from subordinated debt .........................    10,000,000                   0
     Payments in other loans .................................      (251,322)           (251,320)
                                                               -------------       -------------
              Net cash provided by financing activities ......    83,780,364          59,932,503
                                                               -------------       -------------
              Increase  in cash and cash
                equivalents ..................................     4,780,871             997,153

Cash and cash equivalents at beginning of period .............       991,010             603,028
                                                               -------------       -------------
Cash and cash equivalents at end of period ................... $   5,771,881       $   1,600,181
                                                               =============       =============

Supplemental Disclosures of Cash Flow
  Information:

Interest paid ................................................ $  10,453,649       $   4,818,269
Capital lease additions ...................................... $     132,577       $     383,139


              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

          NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The restated condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the restated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The restated condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K and the 10-Q/A for the quarters ended June 30, 1998 and March 31, 1998.

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

The restatement resulted in the following changes to prior period financial statements:


                                Three Months Ended             Nine Months Ended
                                  September 30,                  September 30,
                             (In thousands except net       In thousands except net
                                income per share)              income per share)
                           -----------------------------  ---------------------------
                                 1998           1997          1998            1997
                           ------------    -------------  -----------     -----------
TOTAL REVENUE:
     Previous              $   16,779      $   9,551      $   42,875      $   25,485
     As Restated           $   16,472      $   9,323      $   41,979      $   24,948

NET INCOME:
     Previous              $    1,929      $     658      $    4,111      $    1,923
     As Restated           $    1,753      $     512      $    3,590      $    1,570

NET INCOME PER SHARE:

BASIC:
     Previous              $     0.31      $     0.11     $     0.67      $     0.32
     As Restated           $     0.28      $     0.09     $     0.59      $     0.26
DILUTED:
     Previous              $     0.30      $     0.10     $     0.64      $     0.30
     As Restated           $     0.27      $     0.08     $     0.56      $     0.25



                         September 30, December 31,
                             1998        1997
                           -------      -------
TRUST RECEIVABLES:
       Previous            $33,943      $27,629
       As Restated         $ 7,237      $ 7,378

RISA:
       Previous            $72,716      $48,839
       As Restated         $93,794      $64,358


SHAREHOLDERS' EQUITY:
    Previous               $44,699      $40,555
    As Restated            $41,340      $37,717

NOTE 3 - CONTRACTS HELD FOR SALE

    Contracts held for sale consisted of the following:

                                 SEPTEMBER 30,        DECEMBER 31,
                                     1998                 1997
                                 -------------       -------------
Contracts held for sale .......  $ 134,678,766       $  71,216,278
Less unearned interest ........     10,097,204           7,835,794
                                 -------------       -------------
                                   124,581,562          63,380,484
Allowance for credit losses ...       (915,323)           (316,902)

Dealer participation ..........      1,678,921           1,278,727
                                 -------------       -------------
Total .........................  $ 125,345,160       $  64,342,309
                                 =============       =============

NOTE 4 - RETAINED INTEREST IN SECURITIZED ASSETS


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

The following table presents the balances and activity for RISA:

                       SEPTEMBER 30,      DECEMBER 31,
                           1998               1997
                       ------------       ------------
Beginning balance ...  $ 64,357,850       $ 33,530,020
Additions ...........    55,746,030         41,603,001
Amortization ........   (26,309,987)       (10,775,171)
                       ------------       ------------
Ending balance ......  $ 93,793,893       $ 64,357,850
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


                                              SEPTEMBER 30,        DECEMBER 31,
                                                    1998                1997
                                              --------------      --------------
Estimated net undiscounted RISA earnings ...  $  148,886,521      $   99,613,524
Off balance sheet allowance for losses .....      42,866,539          25,546,412
Discount to present value ..................      12,226,089           9,709,262
                                              --------------      --------------
Retained interest in securitized assets ....  $   93,793,893      $   64,357,850
                                              ==============      ==============
Outstanding balance of Contracts
   sold through securitizations ............  $1,039,551,336      $  693,896,100
                                              ==============      ==============

Management believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the securitized portfolio.

NOTE 5 - NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                     ------------------------------          ------------------------------
                                                        1998                1997                1998                1997
                                                     ----------          ----------          ----------          ----------
Net Income                                           $1,752,524          $  511,944          $3,589,942          $1,570,283
                                                     ==========          ==========          ==========          ==========

Weighted average shares outstanding ...............   6,162,374           6,016,471           6,093,198           5,994,696
Net effect of dilutive stock
  Options/warrants ................................     219,508             363,331             352,214             391,520

Diluted weighted average shares outstanding .......   6,381,882           6,379,802           6,445,412           6,386,216

Net income per share:

Basic EPS .........................................  $     0.28          $     0.09          $     0.59          $     0.26
                                                     ==========          ==========          ==========          ==========
Diluted EPS .......................................  $     0.27          $     0.08          $     0.56          $     0.25
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

As required by the Financial Accounting Standards Board's ("FASB") Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission, ("SEC") on December 8, 1998, the Company has restated its 1998 and 1997 financial statements to reflect the change in measuring and accounting for Credit Enhancement Assets on its securitization transactions to the cash-out method from the cash-in method.

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

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income revenue is the difference between the rate earned on Contracts and the interest costs associated with the Company's borrowings. Net interest income totaled $2.8 million for the three months ended September 30, 1998 compared to $1.6 million for the same period in 1997. For the nine months ended September 30, 1998, net interest income revenue was $6.1 million as compared to $3.8 million for the same period in 1997. These increases are due to the higher amounts of average Contracts held for sale during the period.

Prior to securitizing Contracts, the Company earns interest income on its Contracts, pays interest expense to fund the Contracts and absorbs any credit losses. After securitization, the net earnings are recorded as service fee income as a component of servicing income.

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

GAIN ON SALE OF CONTRACTS

        The Company recorded a gain on sale of Contracts of $9.7 million for the three months ended September 30, 1998 compared to $6.1 million for the same period of 1997. The increase in the gain on sale is primarily the result of an increase in Contracts sold. For the nine months ended September 30, 1998, the Company recorded a gain on sale of $25.9 million compared to a gain on sale of $12.8 million for the same period in 1997. Contracts sold during the third quarter of 1998 totaled $250.0 million compared to $149.6 million during the same period of 1997. Net interest rate spreads, inclusive of all costs, decreased to 3.18% for the third quarter 1998 securitization vs. 3.30% for the securitization completed in the third quarter 1997. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities. To protect against changes in interest rates, the Company may hedge Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.

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

Servicing fee income increased to $4.0 million during the third quarter of 1998 from $1.7 million during the same period in 1997 due primarily to higher contractual service fees related to the growth in the servicing portfolio. Servicing fee income for the nine month period ended September 30, 1998 was $10.0 million compared to $8.3 million for the like period in 1997.


OPERATING EXPENSES

        Total operating expenses were $13.5 million for the three months ended September 30, 1998 compared to $8.4 million for the same period in 1997. The increase in total operating expenses is primarily attributable to an increase in the amount of Contracts serviced by the Company. The serviced portfolio increased to $1.2 billion at September 30, 1998 from $649.6 million at September 30, 1997. Total operating expenses for the nine month period ending September 30, 1998 were $35.8 million compared to $22.2 million for the same period in 1997.

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

INCOME TAXES

        The Company files federal and state tax returns. The effective tax rates for September 30, 1998 and 1997 were 41.5% and 43.0% respectively.

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

        The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                            FOR THE QUARTERS ENDED
                                                 -----------------------------------------------------------------------
                                                   SEPT. 30,     DEC. 31,        MAR. 31,       JUNE 30,       SEPT. 30,
                                                      1997         1997            1998           1998           1998
                                                 ----------     ---------       ---------     ----------     -----------
                                                                           (DOLLARS IN THOUSANDS)
Contracts purchased/originated during period ..  $  152,334     $  182,310     $  218,204     $  229,660     $  286,470
Average monthly volume during period ..........      50,778         60,770         72,735         76,553         95,490
Gain on sale of Contracts .....................       6,073          6,806          8,151          8,083          9,677
Contracts securitized during period ...........     149,600        166,000        173,000        208,759        250,000
Contracts sold during period ..................           0              0         15,000              0              0
Servicing portfolio at period end .............     649,563        757,277        884,692      1,009,246      1,176,153

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

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO


                                              SEPTEMBER 30,                  DECEMBER 31,
                                                  1998                           1997
                                     --------------------------      --------------------------
                                         AMOUNT            NO.          AMOUNT            NO.
                                     ----------      ----------      ----------      ----------
                                                      (DOLLARS IN THOUSANDS)

Servicing portfolio ...............  $1,176,153         115,151      $  757,277          73,502
Delinquencies(1)(2)
             31-59 days ...........      15,565           1,643          11,902           1,211
             60-89 days ...........       4,114             413           3,370             346
             90+ days .............       4,103             383           3,743             316
                                     ----------      ----------      ----------      ----------
Total .............................  $   23,781           2,439      $   19,015           1,873
                                     ==========      ==========      ==========      ==========

Total delinquencies as a percent
      of Servicing portfolio ......        2.02%           2.12%           2.51%           2.55%


(1)      Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                     FOR THE NINE MONTH PERIOD        FOR THE THREE MONTHS ENDED
                                        ENDED SEPTEMBER 30,                   SEPTEMBER 30,
                                     -------------------------        --------------------------
                                        1998            1997             1998           1997
                                     ----------      ---------        ----------     -----------
                                                        (DOLLARS IN THOUSANDS)

Period end Contracts outstanding ... $1,176,153      $  649,563      $1,176,153      $  649,563
Average servicing portfolio(1) ..... $  945,077      $  518,898      $1,083,919      $  606,412
Number of gross charge-offs ........      2,740           1,466             984             603
Gross charge-offs .................. $   14,827      $    8,987      $    5,453      $    3,679
Net charge-offs .................... $   12,576      $    7,881      $    4,659      $    3,270
Annualized net charge-offs as
  a percent of average Servicing
  portfolio ........................       1.77%           2.03%           1.72%           2.16%


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

                         SECURITIZATIONS AND LOAN SALES

        In September, 1998, the Company consummated a securitization in the amount of $250.0 million compared to $149.6 million in the third quarter of 1997. The dollar weighted average investor rate for the third quarter 1998 securitization was 5.78% and a net interest rate spread inclusive of all costs of 3.18% as compared to a dollar weighted average investor rate of 6.35% and a net interest rate spread inclusive of all costs of 3.30% for the securitization completed in the third quarter 1997. For the nine month period ended September 30, 1998, the Company securitized and sold a total of $646.8 million of Contracts. Of this total, $631.8 million were securitized, while $15.0 million were sold on a whole loan basis, with servicing retained. For the nine months ended September 30, 1998, the Company recorded a gain on sale of $25.9 million on total sales and securitizations of $646.8 million as compared to a gain on sale of $12.8 million with securitizations totaling $361.3 million for the first nine months of 1997.

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

The Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its in house and third party IT applications. Earlier this year, the Company completed a detailed risk assessment of its various in house and third party computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. The Company assembled survey data from third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential exposure to any non-compliant systems operated by these parties. During the remainder of 1998 and the first quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its in house and third party systems and applications

The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $300,000 in 1998 and approximately $150,000 in 1999. The amount expected to be expended during 1998 represents approximately 15% of the Company's IT systems budget. As of September 30, 1998, the Company had expended approximately $200,000 for remediation of its IT software systems and applications. By the second quarter of 1999, the Company expects to undergo third-party review of its year 2000 remediation efforts. This third party review will include an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's computer code. The Company currently expects that its year 2000 remediation efforts will be completed by the second quarter of 1999. The Company expenses year 2000 remediation costs as incurred and expects to fund these costs through cash flow from operations.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

        The Company is presently assessing the presentation and effect of SFAS No. 133 on the financial statements of the Company.

        SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

PART II. OTHER INFORMATION


Item 5.  Other Information.

FORWARD LOOKING STATEMENTS

        The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a new "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q/A contains forward-looking statements which reflect the current views of Onyx Acceptance Corporation with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as "may, "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Onyx Acceptance Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of the lending markets of Onyx Acceptance Corporation; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto lending operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

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

                                            ONYX ACCEPTANCE CORPORATION

                                            By:  /s/  JOHN W. HALL
                                                 -------------------------------
                                                 John W. Hall
                                                 President and Principal
                                                 Executive Officer
Date:    March 30, 1999

                                            By:  /s/  DON P. DUFFY
                                                 -------------------------------
                                                 Don P. Duffy
                                                 Executive Vice President and
                                                 Principal Financial Officer
Date:    March 30, 1999

                                  EXHIBIT INDEX

   EXHIBIT NO.                                         DESCRIPTION                                                    PAGE
   -----------                                         -----------                                                    ----
    21.1           Subsidiaries of the Registrant..........................................................................

    27.1           Financial Data Schedule.................................................................................
