Form 10-Q/A
period 1998-03-31
ONYX ACCEPTANCE CORP
filed 1999-03-31
CIK 1006614

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

                          COMMISSION FILE NUMBER: 28050

                           ONYX ACCEPTANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       33-0577635
 (STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

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

ONYX ACCEPTANCE CORPORATION (THE "COMPANY") HEREBY AMENDS AND RESTATES IN THEIR ENTIRETY EACH OF THE FOLLOWING ITEMS OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 1998.

                                                                                         PAGE
                                                                                         ----
                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Restated Condensed Consolidated Statements of Financial Condition at
              March 31, 1998 and December 31, 1997................................          3
         Restated Condensed Consolidated Statements of Income for the three months
             ended March 31, 1998 and March 31, 1997...............................         4
         Restated Consolidated Statements of Cash Flows for the three months ended
              March 31, 1998, and March 31, 1997...................................         5
         Notes to Restated Consolidated Financial Statements.......................         6
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................        10
                                  PART II. OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K.........................................        19
SIGNATURES.........................................................................        23
EXHIBIT INDEX......................................................................        24

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

        RESTATED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          MARCH 31,    DECEMBER 31,
                                                                            1998           1997
                                                                      -------------     -------------
                                                                         (UNAUDITED)
                                              ASSETS
Cash and cash equivalents ........................................     $  4,662,766      $    991,010
Trust receivables ................................................        7,947,728         7,377,801
Contracts held for sale (Net of allowance) .......................       86,451,394        64,342,309
Retained interest on securitized assets ..........................       72,805,428        64,357,850
Other  assets ....................................................        5,378,025         4,767,490
                                                                       ------------      ------------

           Total assets ..........................................     $177,245,341      $141,836,460
                                                                       ============      ============


                                            LIABILITIES

Accounts payable .................................................     $  5,683,972      $  6,564,446
Debt .............................................................      125,427,968        91,759,281
Other liabilities ................................................        7,669,076         5,795,323
                                                                       ------------      ------------

          Total liabilities ......................................      138,781,016       104,119,050



                                              EQUITY
Common stock
  Par value $.01 per share; authorized 15,000,000 shares;
    issued and outstanding 6,026,563 as of
    March 31, 1998 and issued and outstanding
    6,017,635 as of December 31, 1997 ............................           60,265            60,176
Paid in capital ..................................................       37,814,624        37,810,158
Retained earnings (deficit) ......................................          589,436          (152,924)
                                                                       ------------      ------------

           Total equity ..........................................       38,464,325        37,717,410
                                                                       ------------      ------------

           Total liabilities and equity ..........................     $177,245,341      $141,836,460
                                                                       ============      ============

              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              RESTATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED MARCH 31,
                                            ---------------------------
                                                1998           1997
                                            -----------     -----------
                                                    (UNAUDITED)
REVENUES:
Interest income ........................    $ 4,480,550     $ 1,881,992
Interest expense .......................      2,820,986       1,054,909
                                            -----------     -----------
Net interest income ....................      1,659,564         827,083

Gain on sale of contracts ..............      8,151,110       3,153,719
Servicing fee income ...................      1,968,641       2,541,413

Total Revenues .........................     11,779,315       6,522,215

EXPENSES:
    Provision for credit losses ........        306,988         293,270
    Salaries and benefits ..............      5,941,169       3,417,324
    Depreciation .......................        426,982         201,983
    Occupancy ..........................        372,441         324,091
    General and administrative expenses.      3,462,744       1,937,752
                                            -----------     -----------
Total expenses .........................     10,510,324       6,174,420
                                            -----------     -----------
Net income before taxes ................      1,268,991         347,795
    Income taxes .......................        526,631         149,690
                                            -----------     -----------
Net Income after taxes .................    $   742,360     $   198,105
                                            ===========     ===========

Net income per share - Basic ...........    $      0.12     $      0.03
Net income per share - Diluted .........    $      0.12     $      0.03
Basic shares outstanding ...............      6,024,820       5,962,174
Diluted shares outstanding .............      6,420,551       6,403,911


              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------
                                                                            1998             1997
                                                                       -------------      -------------
                                                                                  (UNAUDITED)
OPERATING ACTIVITIES:
Net cash used in operating activities ..............................   $ (29,236,094)     $ (36,178,828)

INVESTING ACTIVITIES:
     Purchases of property and equipment ...........................        (678,605)          (394,959)
                                                                       -------------      -------------
              Cash used in investing activities ....................        (678,605)          (394,959)

FINANCING ACTIVITIES:
     Proceeds from exercise of options/warrants ....................           4,553             52,974
     Payments on capital lease obligations .........................        (140,589)          (155,884)
     Proceeds from excess servicing  line of credit ................       2,451,268          8,000,000
     Paydown of warehouse line related to securitization and sale...    (184,006,000)       (83,500,000)
     Proceeds from warehouse line (net of other payments) ..........     205,360,997        112,093,298
     Proceeds from subordinated debt ...............................      10,000,000                  0
     Payments on other loans .......................................         (83,774)           (83,773)
                                                                       -------------      -------------
              Net cash provided by financing activities ............      33,586,455         36,406,615
                                                                       -------------      -------------
              Increase (decrease) in cash and cash equivalents .....       3,671,756           (167,172)

Cash and cash equivalents at beginning of period ...................         991,010            603,028
                                                                       -------------      -------------
Cash and cash equivalents at end of period .........................   $   4,662,766      $     435,856
                                                                       =============      =============

Supplemental Disclosure of Cash Flow Information:

Interest paid ......................................................   $   2,826,407      $   1,003,023
Capital lease additions ............................................   $      86,786      $     383,317





              See the accompanying notes to the restated condensed
                       consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

          NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- BASIS OF PRESENTATION

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





The restatement resulted in the following changes to prior period financial statements:


                         Three Months Ended
                             March 31,
                           (In thousands)
                      -----------------------
                         1998         1997
                      ----------    ---------
TOTAL
REVENUE:

   Previous            $11,925        $7,223
   As Restated         $11,779        $6,522


NET INCOME:

   Previous            $   828        $  612
   As Restated         $   742        $  198

NET INCOME
PER SHARE:

  BASIC:
   Previous            $  0.14        $ 0.10
   As Restated         $  0.12        $ 0.03

  DILUTED:
    Previous           $  0.13        $ 0.10
    As Restated        $  0.12        $ 0.03


                    March 31,   December 31,
                       1998         1997
                    ---------    -----------
TRUST
RECEIVABLES:
     Previous        $30,401     $27,629
     As Restated     $ 7,948     $ 7,378

RISA:
     Previous        $55,230     $48,839
     As Restated     $72,805     $64,358

SHAREHOLDERS'
EQUITY:
     Previous        $41,388     $40,555
     As Restated     $38,464     $37,717

NOTE 3 - CONTRACTS HELD FOR SALE

      Contracts held for sale consisted of the following:

                                  MARCH 31        DECEMBER 31,
                                    1998              1997
                                ------------      ------------
Contracts held for sale         $ 94,014,562      $ 71,216,278
Less unearned interest             8,771,578         7,835,794
                                ------------      ------------

                                  85,242,984        63,380,484
Allowance for credit losses         (426,215)         (316,902)
                                ------------      ------------

                                  84,816,769        63,063,582
Dealer participation               1,634,625         1,278,727
                                ------------      ------------

Total                           $ 86,451,394      $ 64,342,309
                                ============      ============

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

        The following table presents the balances and activity for retained interest on securitized assets:

                        MARCH 31,       DECEMBER 31,
                          1998              1997
                      ------------      ------------
Beginning balance     $ 64,357,850      $ 33,530,020
Additions               15,684,092        41,603,001
Amortization            (7,236,514)      (10,775,171)
                      ------------      ------------

Ending balance        $ 72,805,428      $ 64,357,850
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

                                                                  MARCH 31, 1998 DECEMBER 31, 1997
                                                                    -----------     -----------

Estimated net undiscounted RISA earnings ........................  $114,117,068     $ 99,613,524
Off balance sheet allowance for losses ..........................    31,099,916       25,546,412
Discount to present value .......................................    10,211,724        9,709,262
                                                                   ------------     ------------
Retained interest in securitized assets .........................  $ 72,805,428     $ 64,357,850
                                                                   ============     ============

Outstanding balance of contracts sold through securitizations ...  $784,922,131     $693,896,100
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

NOTE 5 - NET INCOME PER SHARE

The following is an illustration of the dilutive effect of the Company's potential common stock on net income per share ("EPS")


                                                                       THREE MONTHS ENDED MARCH
                                                                             31, 1998 1997
                                                                       ------------------------
Net Income........................................................     $  742,360   $   198,105
                                                                       ==========   ===========

Weighted average shares outstanding...............................      6,024,820     5,962,174
Net effect of dilutive stock options/warrants.....................        395,731       441,737
Diluted weighted average shares outstanding.......................      6,420,551     6,403,911

Net income per share:

Basic.............................................................     $      0.12  $      0.03
                                                                       ===========  ===========
Diluted...........................................................     $      0.12  $      0.03
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

        The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future excess cash flows and earns servicing fees from the trusts in the amount of one percent per annum of the outstanding principal balance of the Contracts securitized.

        The Company experienced significant growth in its purchased volume of Contracts. Purchased Contract volume increased to $218.2 million for the first three months of 1998 from $125.7 million for the first three months of 1997, representing an increase of 73.6%. This growth in acquisition volume is attributable to the opening of three additional Auto Finance Centers since the end of the first quarter of 1997 and the continued market penetration within the Company's existing centers. The Company's servicing portfolio at March 31, 1998 was $884.7 million compared to $478.4 at March 31, 1997, an increase of 84.9%. Total revenues, including servicing fee income, during the first three months of 1998 were $11.8 million compared to $6.5 million for the same period ended March 31, 1997.

        Net income for the first quarter of 1998 was $742,360 or $0.12 per diluted share compared to $198,105 or $0.03 per diluted share in the first quarter of 1997. The increase in net income and net income per diluted share resulted from an increase in Contracts purchased or originated in addition to the sale of $188.0 million in Contracts during the first quarter of 1998 compared to $90.0 million in the first quarter of 1997. Of the total Contracts sold during the first quarter of 1998, $173.0 million of the sale was securitized through a public offering similar in structure to the ten prior securitizations completed by the Company since 1994, while $15.0 million was sold on a whole loan basis, with servicing retained.

        The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                    FOR THE QUARTERS ENDED
                                                 -------------------------------------------------------------
                                                 MARCH 31,    JUNE 30,   SEPTEMBER 30,  DEC. 31,     MARCH 31,
                                                   1997         1997        1997          1997          1998
                                                 ---------    --------   -------------  --------     ---------
                                                                   (DOLLARS IN THOUSANDS)
Contracts purchased/originated during period ..  $125,713     $145,548     $152,334     $182,310     $218,204
Average monthly volume during period ..........    41,904       48,516       50,778       60,770       72,735
Gain on sale of Contracts .....................     3,154        3,554        6,073        6,806        8,151
Contracts securitized during period ...........    90,000      121,676      149,600      166,000      173,000
Contracts sold during period ..................         0            0            0            0       15,000
Servicing portfolio at period end .............   478,440      564,922      649,563      757,277      884,692

RESULTS OF OPERATIONS

    QUARTERS ENDED MARCH 31, 1998 AND 1997

        Net Interest Income. Net interest income increased to $1,659,564 for the quarter ended March 31, 1998 from $827,083 for the same period in 1997. The increase is primarily attributable to an increase in the average amount of Contracts held for sale during the quarter. Average Contracts held for sale were $128.9 million during the first quarter of 1998, compared to $47.4 million during the first quarter of 1997.

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

        Gain on Sale of Contracts. The Company sold $188.0 million of Contracts during the quarter ended March 31, 1998, resulting in a gain on sale of Contracts of $8.2 million compared to a securitization of $90.0 million for the first quarter of 1997 resulting in a gain on sale of $3.2 million. The gain on the sale of contracts increased to 4.4% vs. 3.6% of the amount of Contracts securitized and sold, as the net interest rate spread widened to 3.40% from 2.78%.

        Servicing Fee Income. Servicing fee income declined to $2.0 million during the first quarter of 1998 from $2.5 million during the same period in 1997. Higher contractual service fees due to the growth of the servicing portfolio were offset by a reduction in the accrual for servicing advances on delinquent contracts and by an acceleration of the amortization of the RISA.

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

        Net Income. The Company posted net income of $742,360 for the quarter ended March 31, 1998 or $0.12 per diluted share compared to $198,105 or $0.03 per diluted share for the same period of 1997. The increase in net income and net income per diluted share resulted from an increase in the purchase and origination of Contracts and the size of the Company's securitization during the quarter. The Company securitized and sold $188.0 million in Contracts during the first quarter of 1998 compared to $90.0 million in the first quarter of 1997. $173.0 million was securitized through a public offering similar in structure to the ten prior securitizations completed by the Company since 1994, while $15.0 million was sold on a whole loan basis, with servicing retained.

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


                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                  FOR THE QUARTERS ENDED MARCH 31,
                                        --------------------------------------------------
                                                 1998                     1997
                                        ----------------------      ----------------------
                                         AMOUNT         NO.          AMOUNT         NO.
                                        --------      --------      --------      ---------
                                                            (DOLLARS IN THOUSANDS)

Servicing portfolio ................    $884,692        86,327      $478,440        45,740
Delinquencies(1)(2)
             31-59 days ............    $  9,194           937      $  9,867           904
             60-89 days ............    $  2,863           277      $  2,551           242
             90+ days ..............    $  3,572           320      $  2,542           214
                                        --------      --------      --------      --------
Total ..............................    $ 15,629         1,534      $ 14,960         1,360
                                        ========      ========      ========      ========
Total delinquencies as a percent of
Servicing portfolio ................        1.77%         1.78%         3.13%         2.97%

------------

(1) Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                          FOR THE QUARTERS ENDED
                                                                 MARCH 31,
                                                           1998              1997
                                                       -----------      -----------
                                                        (DOLLARS IN THOUSANDS)

Period end contracts outstanding ....................  $   884,692      $   478,440
Average servicing portfolio(1) ......................  $   815,922      $   433,147
Number of gross charge-offs                                    818              367
Gross charge-offs ...................................  $   4,457.6      $   2,309.2
Net charge-offs .....................................  $   3,761.8      $   1,979.7
Annualized net charge-offs as a percent of average
servicing portfolio .................................        1.84%            1.83%

------------

(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts;
(ii) payments of dealer participation; (iii) securitization costs, including cash held in spread accounts; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) net interest income during the warehousing period;
(ii) contractual servicing fees; (iii) excess servicing cash flows released from spread accounts; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company provide the needed capital to fund the expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

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

        In March 1998, the Company consummated a securitization in the amount of $173.0 million with a pass-through rate of 5.95% and a net interest rate spread inclusive of all costs of 3.40%, and a whole loan sale of $15.0 million. As a result of these transactions, the Company realized a gain on securitization and sale of approximately $8.2 million.

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

        Liquidity. The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire Contracts; (ii) pay dealer participation; (iii) pay securitization costs and fund spread accounts; (iv) settle hedge transactions; (v) satisfy working capital requirements and pay operating expenses; and (vi) pay interest expense. These cash requirements increase as the Company's volume of purchases or originations of Contracts increases. A substantial portion of the Company's revenues in any period is represented by gain on sale of Contracts in such period but the cash underlying such revenues is received over the life of the Contracts. In addition, cash paid by the Company for dealer participation is not recovered at the time of securitizations, but over the life of the Contract. The Company has operated and expects to continue to operate on a negative cash flow basis as long as the volume of Contract purchases continues to grow. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. No assurance can be given, however, that the Company will have access to the capital markets in the future for equity or debt issuances or for securitizations, or that financing through borrowings or other means will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategy. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

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

        The Company's business strategy will require continued availability of financing during the warehousing period. There can be no assurance that such financing will be available to the Company on favorable terms. The inability of the Company to arrange new warehousing credit facilities or to extend its existing credit facilities when they expire would have a material adverse effect on the Company's results of operations, cash flows and financial condition.

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

        Dependence on Credit Enhancement. Since inception, through March 31, 1998 each of the Company's securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to the Company. MBIA is not required to insure future securitizations nor is the Company restricted in its ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. There can be no assurance that the Company will be able to obtain credit enhancement in any form from MBIA or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. The Company also relies on MBIA's financial guarantee insurance policy to reduce its borrowing cost under the "A-1/P-1" rated CP Facility. A downgrading of MBIA's credit rating or MBIA's withdrawal of credit enhancement could result in higher interest costs for future Company securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

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

        Default and Prepayment Risk. The Company's results of operations, cash flows, financial condition and liquidity depend, to a material extent, on the performance of Contracts purchased and warehoused by the Company. A portion of the Contracts acquired by the Company may default or prepay during the warehousing period. The Company bears the risk of losses resulting from payment defaults during the warehousing period. In the event of payment default, the collateral value of the Financed Vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains an allowance for credit losses on Contracts held during the warehousing period, which reflects management's estimates of anticipated credit losses during such period. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. In addition, under the terms of the CP Facility, the Company will not be able to borrow against defaulted Contracts.

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

        Loss of Servicing Rights and Suspension of Future Servicing Cash Flows. The Company is entitled to receive servicing income only while it acts as servicer for Contracts during the warehousing period and under the pooling and servicing agreement for securitized Contracts. Any loss of the servicing rights would have a material adverse effect on the Company's operations, cash flows and financial condition.

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

        The Company's loss of the servicing rights under the Company's sale and servicing agreements or the pooling and servicing agreements or the occurrence of a trigger event that would block release of future servicing cash flows from the Grantor Trusts' spread accounts would have a material adverse effect on the Company's results of operations, cash flows and financial condition.

        Variable Quarterly Earnings. The Company's revenues and losses have fluctuated in the past and are expected to fluctuate in the future principally as a result of the timing and size of its securitizations. Several factors affecting the Company's business can cause significant variations in its quarterly results of operations. In particular, variations in the volume of the Company's Contract acquisitions, the interest rate spreads between the Company's cost of funds and the average interest rate of purchased Contracts, the effectiveness of the Company's hedging strategies, the certificate rate for securitizations, and the timing and size of securitizations, can result in significant increases or decreases in the Company's revenues from quarter to quarter. Any significant decrease in the Company's quarterly revenues could have a material adverse effect on the Company's results of operations, cash flows and its financial condition.

        Dependence on Key Personnel. The Company's future operating results depend in significant part upon the continued service of its key senior management personnel, none of whom is bound by an employment agreement. The Company's future operating results also depend in part upon its ability to attract and retain qualified management, technical, and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's results of operations, cash flows and financial condition. The Company presently maintains a key man life insurance policy on John W. Hall in the amount of $3 million.

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

        Regulation. The Company's business is subject to numerous federal and state consumer protection laws and regulations, which, among other things: (i) require the Company to obtain and maintain certain licenses and qualifications;
(ii) limit the interest rates, fees and other charges the Company is allowed to charge; (iii) limit or prescribe certain other terms of the Company's Contracts;
(iv) require specific disclosures; and (v) define the Company's rights to repossess and sell collateral. The Company believes it is in compliance in all material respects with all such laws and regulations, and that such laws and regulations have had no material adverse effect on the Company's ability to operate its business. However, the Company's failure to comply with applicable laws and regulations changes in existing laws or regulations, or in the interpretation thereof, or the promulgation of any additional laws or regulations could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

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

                                      ONYX ACCEPTANCE CORPORATION

                                      By:          /s/  JOHN W. HALL
                                           ------------------------------------
                                           John W. Hall
                                           President and Principal Executive
                                           Officer
Date:   March 30, 1999

                                      By:          /s/  DON P. DUFFY
                                           ------------------------------------
                                           Don P. Duffy
                                           Executive Vice President and
                                           Principal Financial Officer
Date:   March 30, 1999

                                  EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION                                     PAGE
----------                                    -----------                                     ----


  21.1    Subsidiaries of the Registrant.............................................

  27.1    Financial Data Schedule....................................................
