Form 10-K
period 1998-12-31
ONYX ACCEPTANCE CORP
filed 1999-03-31
CIK 1006614

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER: 28050

                            ------------------------

                          ONYX ACCEPTANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0577635
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                          ONYX ACCEPTANCE CORPORATION
                      27051 TOWNE CENTRE DRIVE, SUITE 100
                            FOOTHILL RANCH, CA 92610
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (949) 465-3900
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK ($0.01 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The number of shares outstanding of the Company's Common Stock as of the closing of the market on March 16, 1999 was 6,171,034. The registrant does not have different classes of Common Stock. Based on the closing sale price of $6.625, the registrant's Common Stock as quoted on the Nasdaq National Market on March 16, 1999, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $21,525,924 on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 27, 1999, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Litigation..................................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters --
          Price Range of Common Stock and Dividend Policy.............   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   28
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   28

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   28
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   29
Item 13.  Certain Relationships and Related Transactions..............   29

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   29

                                     PART I

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

ITEM 1. BUSINESS

GENERAL

     Onyx Acceptance Corporation ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships and to a lesser extent the origination or purchase of motor vehicle loans on a direct basis through its subsidiaries, to consumers throughout the United States (collectively the "Contracts"). The Company focuses its efforts on acquiring Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase, origination and servicing of Contracts in February 1994, the Company has purchased or originated in excess of $2.2 billion in Contracts from approximately 5,400 dealerships and has expanded its operations from a single office in Orange County, California to 14 auto finance centers (the "Auto Finance Centers") serving many regions of the United States.

BACKGROUND

     The Company was founded in August 1993 by a team of executives with extensive automobile finance experience including responsibility for the major aspects of near-prime auto lending, including underwriting, servicing, information systems implementation, interest rate management, securitizations and dealer center management.

     The Company was initially capitalized by three venture capital firms in November 1993. In February 1994, the Company began building its portfolio of near-prime quality Contracts collateralized by new and used motor vehicles pursuant to its managed growth strategy. Within its first five years of operations, the Company expanded to 14 Auto Finance Centers, purchased or originated over $2.2 billion in Contracts and completed 14 securitizations.

MARKET AND COMPETITION

     The Company operates in a highly competitive market. The automobile finance market has historically been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than the Company. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing or services not provided by the Company. However, in the past two years, and during the 3rd and 4th quarters of 1998 in particular, many of these auto finance companies have experienced significant liquidity and performance challenges.

     The Company competes for the purchase of Contracts which meet its underwriting criteria on the basis of emphasizing strong relationships with its dealership customer base through its local presence. The Company supports its dealership customer base with an operation that is open seven days a week and has the ability to finalize purchases of Contracts on weekends. The Company believes that its strong personal relationships with and its level of service to the dealerships in its customer base provide a competitive advantage to the Company.

BUSINESS STRATEGY

     The Company's principal objective remains to become one of the leading sources of near-prime auto lending in the United States by leveraging the experience of its senior management team in this industry. The Company seeks to attain and increase profitability through the implementation of the following strategies:

          Targeted Market and Product Focus. The Company targets the near-prime auto lending market because it believes that near-prime lending produces greater origination and operating efficiency than does sub-prime lending. The Company focuses on late model used rather than new vehicles, as management believes the risk of loss on used vehicles is lower due to lower depreciation rates, while interest rates are typically higher. In addition, the Company believes that the late model used motor vehicle finance market is growing at a faster rate than is the finance market for new motor vehicles.

          Localized Dealership Service. The Company provides a high level of service to its dealership base by underwriting and purchasing Contracts and marketing to and servicing dealerships on a local level through its Auto Finance Centers. The Company strategically locates its Auto Finance Centers in geographic areas of high dealership concentration to facilitate personal service in the local markets, including consistent buying practices, operations open seven days a week, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of Contract applications. This personal service is provided by a team of experienced account managers (the "Account Managers") with an established reputation for responsiveness and integrity who call on dealerships in a consistent and professional manner. The Company believes that its local presence and service provide the opportunity to build strong and lasting relationships with dealerships.

          Expansion of Dealership Customer Base. The Company establishes active relationships with a substantial percentage of franchised dealerships in the regions in which it does business through its 14 existing Auto Finance Centers. The Company expects to establish additional relationships as it expands into other states during 1999.

          Maintenance of Underwriting Standards and Portfolio Performance. The Company has developed an underwriting process that is designed to achieve attractive yields while minimizing delinquencies and losses. Based on its belief that a credit scoring system is a less effective means of assessing credit risk, especially in the near-prime sector, the Company employs experienced credit managers (the "Credit Managers") in the local Auto Finance Centers to purchase Contracts satisfying the underwriting criteria developed by the Company. The Company's Credit Managers and Account Managers are compensated as a team and their compensation relies, in part, upon the quality of underwriting of the Contracts they approve. The Company is one of only a few that has developed a credit review process where a post funding audit is performed on most originations. This audit provides an invaluable tool to provide feedback to enhance the underwriting process. To further monitor the integrity of the underwriting process, management regularly tracks the delinquency and loss rates of Contracts purchased by each Credit Manager and Account Manager team and reviews Contracts against the Company's underwriting standards shortly after they have been purchased.

          Technology-Supported Operational Controls. The Company has developed and instituted control and review systems that enable it to monitor both the operations of the Company and the performance of the servicing portfolio. These systems allow senior management to monitor Contract production, yields and performance on a real-time basis. The Company believes that its information systems not only enhance its internal controls but also allow it to significantly expand its Servicing Portfolio without a corresponding increase in its labor costs.

          Liquidity Through Warehousing and Securitizations. The Company's strategy is to complete securitizations on a regular basis and to use warehousing credit facilities, to fund Contracts prior to securitization. To fund dealer participation and finance daily operations, the Company relies to a significant extent on credit facilities that are collateralized by the Company's retained interest in securitized assets ("RISA"). The Company also utilizes both securitization and hedging strategies to leverage its capital efficiently and substantially reduce its interest rate risk.

OPERATIONS

     Dealership Marketing and Service. As of December 31, 1998, the Company has 14 Auto Finance Centers located through out the United States and had approximately 5,400 active dealerships in its dealership customer base located in these regions. Of these dealerships, approximately 86% are franchised and approximately 14% are independent automobile dealerships. The Company believes that franchised and select independent automobile dealerships are most likely to provide the Company with Contracts that meet the Company's underwriting standards.

     The Company has significantly expanded its customer base of automobile dealerships, and has substantially increased both monthly Contract purchases and originations and the size of its servicing portfolio. The following table sets forth information about the Company's Contracts and Auto Finance Centers as of the dates indicated:

                                                                   FOR THE YEARS ENDED
                                                ---------------------------------------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1995           1996           1997           1998
                                                ------------   ------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Number of auto finance centers................           5              9             10              14
Number of contracts purchased.................      16,571         26,244         50,214          86,150
Dollar volume of contracts collateralized by
  new vehicles................................    $ 39,706       $ 68,654       $129,178      $  186,654
Dollar volume of contracts collateralized by
  used vehicles...............................    $159,691       $251,186       $476,727      $  851,881
Dollar volume of contracts....................    $199,397       $319,840       $605,905      $1,038,535
Average dollar volume of contracts per auto
  finance center..............................    $ 39,879       $ 35,538       $ 60,591      $   74,181
Number of active dealerships..................         769          1,471          2,846           5,401
Servicing portfolio...........................    $218,207       $400,665       $757,277      $1,345,961

     The Company's growth objectives over the next 12 months are to open additional Auto Finance Centers in metropolitan areas within the United States and to further develop relationships with existing franchised dealerships in the states where the Company is currently doing business.

     The Account Managers work from the Auto Finance Centers to solicit, enroll and educate new dealerships as well as to maintain relationships with the Company's existing dealership customer base. Each Account Manager visits dealership finance managers at each targeted dealership in his or her territory and presents information about the Company's dealership services. The Company's services include service hours seven days a week and the ability to rapidly respond to credit applications. The Account Managers educate the dealership finance managers about the Company's underwriting philosophy, including its preference for near-prime quality Contracts collateralized by late model used motor vehicles and its practice of using experienced Credit Managers (rather than sole reliance upon computerized scoring systems) to review applications.

     The Account Managers also advise the dealership finance managers regarding the Company's commitment to serve a broad scope of qualified borrowers through its three near-prime auto lending programs: the "Premier", the "Preferred," and the "Standard" Programs. The Premier Program allows the Company to market lower interest rates in order to capture customers of superior credit quality. The Preferred Program allows the Company to offer Contracts at higher interest rates to borrowers with proven credit quality. The

Standard Program allows the Company to assist qualified borrowers, who may have experienced previous credit problems or have not yet established a significant credit history, at interest rates higher than the Company's other programs.

     The Company enters into a non-exclusive dealership agreement containing certain representations and warranties by the dealership about the Contracts. After this relationship is established, the Account Managers continue to actively monitor the relationship to meet the Company's objectives with respect to the volume of applications satisfying the Company's underwriting standards. Due to the non-exclusive nature of the Company's relationships with dealerships, the dealerships retain discretion to determine whether to solicit financing from the Company for a customer seeking to finance a vehicle purchase. The Account Managers regularly telephone and visit finance managers to reinforce to them the Company's objectives and to answer any questions they may have. To increase the effectiveness of these contacts, the Account Managers can obtain from the Company's management information systems real-time information listing by dealership the number of applications submitted, the Company's response and the reasons why a particular application was rejected. The Company believes that the personal relationships its Account Managers, Credit Managers and Auto Finance Center Managers establish with the finance managers at the dealerships are a significant factor in creating and maintaining productive relationships with its dealership customer base.

UNDERWRITING AND PURCHASING OF CONTRACTS

     The Company's underwriting standards are applied by experienced Credit Managers with a personal, hands-on analysis of the creditworthiness of each applicant, rather than sole reliance upon credit scoring systems used by several of the Company's competitors. The Company believes that credit-scoring systems may approve applicants who are in fact not creditworthy while denying credit to others whom may have acceptable credit risk for the interest rate being charged. In addition, the Company believes that it can enhance the relationship with its dealership and consumer customer base by having its Credit Managers utilize a rules/exception based credit/audit system to personally review each application and communicate to the submitting dealership or, in the case of contracts directly originated or purchased, communicate to the consumer or the Company's authorized loan processor, the results of the review, including the reasons why a particular application may have been declined. This practice encourages the dealership finance managers to submit Contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency. In order to ensure consistent application of its underwriting standards as its volume of Contract purchases increases, the Company has adopted a formal internal training program for new and existing Account Managers and Credit Managers.

     The underwriting process begins when an application is telecopied by a dealership or, in the case of Contracts directly originated or purchased, when the application received from the obligor via the internet, mail or telephone, to a central toll-free number, at the corporate headquarters where it is input into the Company's front-end application processing system. Each application is evaluated by a Credit Manager in the local Auto Finance Center, or at the Company's authorized processor's office in the case of Contracts directly originated or purchased, using uniform underwriting standards developed by the Company. These underwriting standards are intended to assess the applicant's ability to timely repay all amounts due under the Contract and the adequacy of the financed vehicle as collateral. To evaluate credit applications, the Credit Manager reviews, among other things, on-line information, including reports of credit reporting agencies, nationally recognized vehicle valuation services, and ownership of real estate listed on an application. The Company's wide area network permits a Credit Manager in any Auto Finance Center, or the corporate headquarters, to access an application on a real-time basis. This computer network enables senior management to efficiently review and approve Contracts requiring approval and permits the Company to seamlessly shift underwriting work among any of the Auto Finance Centers to increase operating efficiency. Finally, the Company's computer network permits real-time review by senior management of operating results sorted by any number of variables, including by Credit Manager, Auto Finance Center, or auto dealership.

     The funds advanced by the Company to purchase a Contract generally do not exceed: (i) for a new financed vehicle, the dealer's invoice plus taxes, title and license fees, any extended warranty and credit insurance; or (ii) for a used financed vehicle, the wholesale value assigned by a nationally recognized vehicle valuation service value guide, plus taxes, title and license fees, any extended warranty and credit insurance. However, the actual amount advanced for a Contract may be limited by a number of factors, including the length of the Contract term, the make, model and year of the financed vehicle and the creditworthiness of the obligor. These adjustments are made to insure that the financed vehicle constitutes adequate collateral to secure the Contract. Contracts purchased or originated in 1998 had an average loan to value ratio at purchase or origination of 104% which the Company believes is one of the lowest in the industry.

     Once review of an application is completed, the Credit Manager communicates his or her decision to the dealership, or in the case of Contracts directly originated or purchased by phone or otherwise, to the consumer or the Company's authorized loan processor, specifying approval, conditional approval (such as an increase in the downpayment, reduction in the term of the financing, or the addition of a co-signer to the Contract), or denial.

     The dealership is required to deliver the necessary documentation for each Contract approved for purchase by the Company to the originating Auto Finance Center. The Company audits such documents for completeness and consistency with the application, providing final approval for purchase of the Contract once these requirements have been satisfied. The completed Contract file is then promptly forwarded to the corporate headquarters.

     The Auto Finance Center purchasing the Contract funds the purchase and pays dealer participation, if any. The dealership can receive 100% of the dealer participation, at purchase or at month-end, and the Company is entitled to recover from the dealership over the life of the Contract the unearned portion of the dealer participation in the event of a prepayment of the purchased Contract or charge-off of the Contract. The Company also offers three other participation methods, in which the Company pays less than 100% of the dealer participation but for which the dealership is under no obligation to refund any unearned participation if the contract defaults or pre-pays after the expiration of a set period of time after the Contract purchase date.

     The Company conducts a post-funding credit review of a majority of its Contracts. In the review, the approved application is re-examined to be certain it complies with the Company's underwriting requirements. The results of these reviews are then reviewed by senior management to ensure consistent application of the Company's underwriting standards.

     The Company employs a compensation system for its Credit Managers, Account Managers and Auto Finance Center Managers designed to reward those employees whose Contract purchases meet the Company's volume and yield objectives while preserving credit quality. Generally, these bonuses, which are payable monthly, may constitute up to 40% of an employee's compensation and are initially calculated based on the volume of Contracts purchased and the yield on such Contracts. This bonus amount is reduced if the Company's post-funding credit review reveals that a portion of the purchased Contracts did not satisfy the Company's underwriting standards. Under this system, 50% of the bonus payment is based on attainment of Account Manager/Credit Manager team objectives and 50% is based on attainment of the Auto Finance Center objectives. The Company believes this incentive compensation system motivates employees to purchase only those near-prime quality Contracts that meet the Company's objectives of increasing volume at targeted yields while preserving credit quality.

     The following table sets forth information about the Company's Contracts as of the dates indicated:

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31
                                                            (DOLLARS IN THOUSANDS)
                                                ----------------------------------------------
                                                  1995        1996        1997         1998
                                                --------    --------    --------    ----------
Contracts purchased during the period.........  $199,397    $319,840    $605,905    $1,038,535
Average contract amount.......................  $ 12,033    $ 12,187    $ 12,066    $   12,055
Weighted average initial term (months)........      55.5        56.2        57.0          57.5
Weighted average A.P.R. ......................     15.00%      14.69%      14.59%        14.75%
Percentage of dollar amount of contracts
  collateralized by new motor vehicles
  purchased during the period.................     19.91%      21.47%      21.32%        17.97%
Percentage of dollar amount of contracts
  collateralized by used motor vehicles
  purchased during the period.................     80.09%      78.53%      78.68%        82.03%

     Periodically the Company performs an analysis of its servicing portfolio to evaluate the effectiveness of its underwriting guidelines. If external economic factors, credit delinquencies or credit losses change, the Company may adjust its underwriting guidelines to maintain the asset quality deemed acceptable by the Company's management.

SERVICING AND COLLECTION PROCEDURES

     The Company services all Contracts in its servicing portfolio. To reduce the costs of its servicing operations, the Company has outsourced certain data processing and billing functions related to its servicing of Contracts. This includes a three-year contract expiring in February 2000 with a service bureau to provide certain loan accounting, reporting and servicing functions. Through these service providers, the Company mails to each obligor a monthly billing statement 20 days prior to the due date. The Company believes this method has proven to be more effective in controlling delinquency, and therefore losses, than payment coupon books which are delivered to the obligor at the time the Contract is purchased. The Company charges a late fee, where allowed by law, on any payment received after the expiration of the statutory or contractual grace period. Most payments from obligors are deposited directly into a lockbox account while the remainder of payments is received directly by the Company and promptly deposited by the Company into the lockbox account.

     Under the terms of its credit facilities and securitization trusts, the Company acts as servicer with respect to all Contracts purchased or originated in its servicing portfolio. The Company receives servicing fees for servicing securitized Contracts equal to one percent per annum of the outstanding principal balance of such Contracts. The Company services the securitized Contracts by collecting payments due from obligors and remitting such payments to the trustee in accordance with the terms of the servicing agreements. The Company maintains computerized records with respect to each Contract to record receipts and disbursements and to prepare related servicing reports.

COLLECTION PROCEDURES

     Collection activities with respect to delinquent Contracts are performed by the Company at its Foothill Ranch Collection Center. Collection activities include prompt investigation and evaluation of the causes of any delinquency. An obligor is considered delinquent when he or she has failed to make a scheduled payment under the Contract within 30 days of the related due date (each a "Due Date").

     To automate its collection procedures, the Company uses features of the computer system of its third party service bureau to provide tracking and notification of delinquencies. The collection system provides relevant obligor information (for example, current addresses, phone numbers and loan information) and records of all Contracts. The system also records an obligor's promise to pay and affords supervisors the ability to review collection personnel activity and to modify collection priorities with respect to Contracts. The Company utilizes a predictive dialing system located at the Foothill Ranch Collection Center to make phone calls to obligors whose payments are past due by more than eight days but less than 24 days. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of obligors from a file of records extracted from the Contract database. By eliminating time wasted on attempting to reach obligors, the system gives a single collector, on average, the ability to speak with and work 200 to 250 accounts per day. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all obligors who cannot be reached by telephone.

     Once an obligor is 20 days or more delinquent, these accounts are assigned to specific collectors at the Foothill Ranch Collection Center who have primary responsibility for such delinquent accounts until they are resolved. To expedite collections from late paying obligors, the Company uses Western Union "Quick Collect," which allows an obligor to pay, at numerous locations, any late payments which are in turn wired daily to the Company's lockbox account by Western Union. The Company also uses a Western Union payment system that allows an obligor to authorize the Company to present a draft directly to the obligor's bank for payment to the Company.

     Generally, after a scheduled payment under a Contract continues to be past due for between 45 and 60 days, the Company will initiate repossession of the financed vehicle. However, if a Contract is deemed uncollectable, if the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or made unavailable for repossession, or if the obligor voluntarily surrenders the financed vehicle, Onyx may repossess it without regard to the length or existence of payment delinquency. Repossessions are conducted by third parties that are engaged in the business of repossessing vehicles for secured parties. Under California law and the laws of most other states, after repossession, the obligor generally has an additional period of time to redeem the financed vehicle before the financed vehicle may be resold by the Company in an effort to recover the balance due under the Contract.

     Losses may occur in connection with delinquent Contracts and can arise in several ways, including inability to locate the financed vehicle or the obligor, or because of a discharge of the obligor indebtedness in a bankruptcy proceeding. The current policy of the Company is to recognize losses at the time a Contract is deemed uncollectible or during the month a scheduled payment under a Contract becomes 120 days or more past due, whichever occurs first.

     Upon repossession and sale of the financed vehicle, any deficiency remaining is pursued against the obligor to the extent deemed practical by the Company and to the extent permitted by law. The loss recognition and collection policies and practices of the Company may change over time in accordance with the Company business judgment.

MODIFICATIONS AND EXTENSIONS

     The Company offers certain credit-related extensions to obligors. Generally, these extensions are offered only when (i) the Company believes that the obligor's financial difficulty has been resolved or will no longer impair the obligor's ability to make future payments, (ii) the extension will result in the obligor's payments being brought current, (iii) the total number of credit-related extensions granted on the Contract will not exceed three and the total credit-related extensions granted on the Contract will not exceed three months in the aggregate, (iv) there has been no more than one credit-related extension granted on the Contract in the immediately preceding twelve months, and (v) Onyx (or its assignee) had held the Contract for at least six months. Any deviation from this policy requires the concurrence of a Collection Supervisor and the Company's Collection Manager and the Executive Vice President, Collections. The total number of annual deferments was less than 3% of the number of Contracts in the Servicing Portfolio for the years ending December 31, 1998, and December 31, 1997.

INSURANCE

     Each Contract requires the obligor to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. In the event that the obligor fails to maintain the required insurance, however, the Company has purchased limited comprehensive and collision insurance, referred to as the "Blanket Insurance Policy" coverage. The Blanket Insurance Policy provides the Company with protection on each uninsured or underinsured financed vehicle against total loss, damage or theft. The Company has obtained its Blanket Insurance Policy from Interstate Indemnity Insurance Company ("Interstate"). For the Blanket Insurance Policy, the Company is assessed a premium based on the size of the Servicing Portfolio. In 1998, the Company created an insurance tracking department at its corporate headquarters. The Company believes that this function will help reduce its exposure to uninsured motorists, through its prompt follow up on non-compliant obligors.

FINANCING AND SALE OF CONTRACTS

     The Company finances acquisition and origination of Contracts primarily through its the credit facilities and through securitizations.

     CP Facility. As of December 31, 1998, the Company was party to a $375 million auto loan warehousing program (the "CP Facility"), with Triple-A One Funding ("Triple A"), up from the $200 million level available under the same facility at December 31, 1997. The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit lender sponsored by MBIA. MBIA provides credit enhancement to Triple-A by issuing a financial guarantee insurance policy covering all principal and interest obligations owed by the Company related to borrowings under the CP Facility. The Company pledges Contracts as collateral to borrow from Triple-A. The CP Facility term, as amended, was renewed for a three-year period ending in September 2001, subject to the annual renewal of a liquidity facility provided by several financial institutions. After maturity in September 2001, the CP Facility is subject to annual renewals upon mutual consent of the parties.

     In an effort to expand and diversify lending relationships, the Company created a new special finance subsidiary, Onyx Acceptance Funding Corporation ("Fundco"), during the first quarter of 1998 and negotiated additional lending lines; two with Merrill Lynch Mortgage Capital, Inc. ("MLMCI") and one with Salomon Smith Barney Realty Corp., ("SBRC").

     The Merrill Line. The $100 million line (the "Merrill Line") provides funding for the purchase or origination of Contracts and is used in concert with the CP Facility the Company currently has in place. The Merrill Line has a term of one year and currently matures in February 2000.

     The Residual Lines. Fundco has two $50 million residual facilities with MLMCI and SBRC, respectively, (the "Residual Lines "). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral based formula that sets borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations, and, with respect to the MLMCI facility, a percentage of the amount of the Merrill Line outstanding on a quarterly basis. The facility provided by MLMCI currently matures in February 2000; the facility provided by SBRC currently matures in September 1999.

     Revolving Facility. As of December 31, 1998, the Company was party to a collateralized revolving line of credit, ("Revolving Facility"), with a lending group for up to $45 million, for working capital and other expenditures for which the Company's CP Facility and Merrill Line are not available. Under the Revolving Facility, currently maturing in June 1999, the Company may borrow and repay during the two-year revolving period up to $45 million.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 1998.

     Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

     Securitization. Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $911.8 million in 1998.

     The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase contracts, thereby creating availability for the purchase of additional Contracts. Since 1994, the Company has securitized $2.0 billion of its Contracts in 14 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust which issued pass-through certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty issued by MBIA, which issues a financial guaranty insurance policy (the "Financial Guarantee Insurance Policy") insuring the payment of principal and interest due on the asset-backed securities.

     The Company receives servicing fees for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to the future servicing cash flows. Generally, the Company sells the Contracts at face value and without recourse, except that certain representations and warranties with respect to the Contracts are provided by the Company as the servicer and Onyx Acceptance Financial Corporation ("OAFC") as the seller to the trusts.

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

GOVERNMENT REGULATION

     The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations. The Company is required to comply with the laws of those states in which it conducts operations. Management believes that it is in compliance with these laws and regulations.

     Consumer Protection Laws. Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, states' adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code (the "UCC") and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, sex, age (provided the applicant has the capacity to contract), marital status, religion, national origin, the fact that all or part of the applicant's income derives from a public assistance program, or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Under the Equal

Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The rules of the Federal Trade Commission (the "FTC") limit the types of property a creditor may accept as collateral to secure a consumer loan and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the FTC's rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's guide which explains any applicable warranty coverage for such vehicles. Also, some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, these provisions could affect the Company's ability to enforce Contracts it purchases or originates.

EMPLOYEES

     The Company employs personnel experienced in all areas of loan originations, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal crossover of duties. At December 31, 1998, the Company had 526 full-time employees, none of whom were covered by collective bargaining agreements. The Company believes it has good relationships with its employees.

                                  RISK FACTORS

     You should carefully consider the following risks in your evaluation of us and our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties, including but not limited to credit, economic, competitive, governmental and financial factors affecting our operations, markets, financial products, and services and other factors discussed in our filings with the Securities and Exchange Commission, may also adversely impact and impair our business. If any of these risks actually occur, our business, results of operations, cash flows or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

     WE NEED SUBSTANTIAL LIQUIDITY.

     We require a substantial amount of liquidity to operate our business. Among other things, we use such liquidity to:

     - acquire Contracts;

     - pay dealer participation;

     - pay securitization costs and fund spread accounts;

     - settle hedge transactions;

     - satisfy working capital requirements and pay operating expenses; and

     - pay interest expense.

     A substantial portion of our revenues in any period is represented by gain on sale of Contracts generated by a securitization in such period but the cash underlying such revenues is received over the life of the Contracts. In addition, cash paid by us for dealer participation is not recovered at the time of securitizations, but over the life of the Contract.

     We have operated and expect to continue to operate on a negative cash flow basis and expect to do so in the future as long as the volume of Contract purchases continues to grow. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     WE DEPEND ON WAREHOUSE FINANCING.

     We depend on warehousing facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. See "Business--Financing and Sale of Contracts." Our business strategy requires that such financing continue to be available during the warehousing period.

     Whether the CP Facility continues to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facility and comply with certain financial covenants contained in the sale and servicing agreement between us, as seller, and our wholly-owned special purpose finance subsidiary, OAFC, as purchaser. These financial covenants include:

     - a minimum ratio of net worth to total assets;

     - a maximum ratio of credit enhancement assets to tangible net worth;

     - earnings before interest, depreciation and taxes coverage ratio; and

     - minimum cash on hand.

     We also have a warehouse line of credit with Merrill Lynch. Whether the Merrill Line continues to be available to us depends on whether we meet certain debt to equity ratios and minimum equity requirements.

     We cannot assure you that our CP Facility or Merrill Line will be available to us or that it will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facilities when they expire, our results of operations, financial condition and cash flows could be materially and adversely affected.

     WE DEPEND ON RESIDUAL FINANCING.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets ("RISA"). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations"). We use the RISA from each securitization as collateral to borrow cash to finance our operations. The amount of cash advanced by our lenders under our residual lines of credit depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experienced higher delinquency and loss ratios than expected, then the amount of money we could borrow under the residual lines would be reduced. The reduction in availability under these residual lines could materially and adversely affect our operations, financial condition and cash flows.

     Whether our Revolving Facility continues to be available to us depends on, among other things, whether we meet financial covenants that are substantially similar to those of the CP Facility, except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth. Additionally, we are subject under the documentation governing the Residual Lines, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a securitization. The loss of access to these Residual Lines could materially and adversely affect our operations, financial condition and cash flows.

     WE DEPEND ON SECURITIZATIONS TO GENERATE REVENUE.

     We rely significantly upon securitizations to generate cash proceeds for repayment of our warehouse credit facilities and to create availability to purchase additional Contracts. Further, gain on sale of Contracts generated by our securitizations represents a significant portion of our revenues. Our ability to complete securitizations of our Contracts is affected by the following factors, among other things:

     - conditions in the securities markets generally;

     - conditions in the asset-backed securities market specifically;

     - the credit quality of our portfolio of Contracts; and

     - our ability to obtain credit enhancement.

     If we were unable to profitably securitize a sufficient number of our Contracts in a particular financial reporting period, then our revenues for such period could decline and could result in lower income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase our interest rate risk by increasing the warehousing period for our Contracts. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources," and "Business Financing and Sale of Contracts."

     WE DEPEND ON CREDIT ENHANCEMENT.

     From inception through December 31, 1998, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or its predecessor in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to us. MBIA is not required to insure future securitizations and we are not restricted in our ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. We cannot assure you that:

     - we will be able to continue to obtain credit enhancement in any form from MBIA;

     - we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

     - future securitizations will be similarly rated.

     We also rely on MBIA's financial guarantee insurance policy to reduce our borrowing cost under the CP Facility. If MBIA's credit rating is downgraded or if it withdraws our credit enhancement, we could be subject to higher interest costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

     WE ARE SUBJECT TO INTEREST RATE FLUCTUATIONS.

     Our profitability is largely determined by the difference, or "spread," between the effective rate of interest received by us on the Contracts acquired and the interest rates payable under our credit facilities during the warehousing period and for certificates issued in securitizations.

     Several factors affect our ability to manage interest rate risk. First, the Contracts are purchased or originated at fixed interest rates, while amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. Our policy is to increase the buy rates we issue to dealerships or to increase rates we use to solicit consumers for Contracts in response to increases in our cost of funds during the warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by our competitors may limit our ability to pass through our increased costs of warehousing financing.

     Second, the spread can be adversely affected after a Contract is purchased or originated and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. While the CP Facility permits us to select maturities of up to 270 days for commercial paper issued under the CP Facility, if we selected a shorter maturity or had a delay in completing a securitization, we would face this risk.

     Third, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased or originated by us have fixed rates, we bear the risk of spreads narrowing because of interest-rate increases during the period from the date the Contracts are purchased until the pricing of our securitization of such Contracts. We employ a hedging strategy that is intended to minimize this risk and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for our securitizations. However, we cannot assure you that this strategy will consistently or completely offset adverse interest-rate movements during the warehousing period or that we will not sustain losses on hedging transactions. Our hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of our securitizations. If such estimates are materially inaccurate, then our gains on sales of Contracts, results of operations and cash flows could be materially and adversely affected.

     We also have exposure to interest rate fluctuations under the Residual Lines. The interest rates are based on a LIBOR and Prime Rate. The LIBOR lines reset each month while the Prime Rate line is reset at any change in the Prime rates. In periods of increasing interest rates our cash flows, results of operations and financial condition could be adversely affected.

     In addition, we have some interest rate exposure to falling interest rates to the extent that the interest rates charged on Contracts sold in a securitization with a pre-funding structure decline below the rates prevailing at the time that the securitization prices. Such a rate decline would reduce the interest rate spread because the interest rate on the notes and/or the certificates would remain fixed. In time, this would negatively impact the gains on sale of Contracts and our results of operations and cash flows.

     WE WILL BE ADVERSELY AFFECTED WHEN CONTRACTS ARE PREPAID OR DEFAULTED.

     Our results of operations, financial condition, cash flows, and liquidity depend, to a material extent, on the performance of Contracts purchased, originated, warehoused, and securitized by us. A portion of the Contracts acquired by us may default or prepay during the warehousing period. We bear the risk of losses resulting from payment defaults during the warehousing period. In the event of payment default, the collateral value of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. We maintain an allowance for credit losses on Contracts held during the warehousing period which reflects management's estimates of anticipated credit losses during such period. If the allowance is inadequate, then we would recognize as an expense the losses in excess of such allowance and our results of operations could be adversely affected. In addition, under the terms of the CP Facility, we are not able to borrow against defaulted Contracts.

     Our servicing income can also be adversely affected by prepayment of or defaults under Contracts in the servicing portfolio. Our contractual servicing revenue is based on a percentage of the outstanding principal balance of such Contracts. Thus, if Contracts are prepaid or charged-off, then our servicing revenue will decline to the extent of such prepaid or charged-off Contracts.

     The gain on sale of Contracts recognized by us in each securitization and the value of the retained interest in securitized assets ("RISA") in each transaction reflects management's estimate of future credit losses and prepayments for the Contracts included in such securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceed those estimated, the value of the RISA would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. In this event, our results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceed anticipated levels. If necessary, we would write-down the value of the RISA through a reduction to servicing fee income. Further, any write down of RISA would reduce the amount available to us under our residual lines, thus requiring us to pay down amounts outstanding under the facilities or provide additional collateral to cure the borrowing base deficiency.

     WE WILL BE ADVERSELY AFFECTED IF WE LOSE SERVICING RIGHTS.

     Our results of operations, financial condition and cash flows would be materially and adversely affected if any of the following were to occur:

     - loss of the servicing rights under our sale and servicing agreement for the CP Facility;

     - loss of the servicing rights under the applicable pooling and servicing or sale and servicing agreement of a grantor trust and owner trust, respectively; or

     - a trigger event that would block release of future servicing cash flows from the grantor trusts' or owner trusts' respective spread accounts.

     We are entitled to receive servicing income only while we act as servicer under the applicable sales and servicing agreement or pooling and servicing agreement for securitized Contracts. Under the CP Facility ur right to act as servicer can be terminated by MBIA, as program manager, upon the occurrence of certain event.

     OUR QUARTERLY EARNINGS MAY FLUCTUATE.

     Our revenues and losses have fluctuated in the past and are expected to fluctuate in the future principally as a result of the following factors:

     - the timing and size of our securitizations;

     - variations in the volume of our Contract acquisitions;

     - the interest rate spread between our cost of funds and the average interest rate of purchased Contracts;

     - the effectiveness of our hedging strategies; and

     - the investor rate for securitizations.

     Any significant decrease in our quarterly revenues could have a material adverse effect on our results of operations, financial condition and cash flows.

     WE DEPEND ON KEY PERSONNEL.

     Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, and sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows. We presently maintain a key man life insurance policy on John W. Hall, our president and chief executive officer, in the amount of $3 million.

     OUR INDUSTRY IS HIGHLY COMPETITIVE.

     Competition in the field of financing retail motor vehicle sales is intense. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than we do. Many of these competitors also have long-standing relationships with automobile dealerships and offer dealerships or their customers other forms of financing or services not provided by us. Our ability to compete successfully depends largely upon our relationships with dealerships and the willingness of dealerships to offer those Contracts that meet our underwriting criteria to us for purchase. We cannot assure you that we will be able to continue to compete successfully in the markets we serve.

     WE MAY BE HARMED BY ADVERSE ECONOMIC CONDITIONS.

     We are a motor vehicle consumer auto finance company whose activities are dependent upon the sale of motor vehicles. Our ability to continue to acquire Contracts in the markets in which we operate and to expand into additional markets is dependent upon the overall level of sales of new and used motor vehicles in those markets. A prolonged downturn in the sale of new and used motor vehicles, whether nationwide or in the California markets, could have an adverse impact upon us, our results of operations and our ability to implement our business strategy. See "Business--Competition."

     The automobile industry generally is sensitive to adverse economic conditions both nationwide and in California. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle loans. We cannot assure you that such economic conditions will not occur, or that such conditions will not result in severe reductions in our revenues or the cash flows available to us to permit us to remain current on our credit facilities. See "Risk Factors--We Need Substantial Liquidity."

     WE ARE SUBJECT TO MANY REGULATIONS.

     Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

     - require us to obtain and maintain certain licenses and qualifications;

     - limit the interest rates, fees and other charges we are allowed to charge;

     - limit or prescribe certain other terms of our Contracts;

     - require specific disclosures; and

     - define our rights to repossess and sell collateral.

     We believe that we are in compliance in all material respects with all such laws and regulations, and that such laws and regulations have had no material adverse effect on our ability to operate our business. However, we will be materially and adversely affected if we fail to comply with:

     - applicable laws and regulations;

     - changes in existing laws or regulations;

     - changes in the interpretation of existing laws or regulations; or

     - any additional laws or regulations that may be enacted in the future.

     WE MAY HAVE COMPUTER PROBLEMS RELATED TO THE YEAR 2000.

     Because of the nature of our consumer finance business and the increasing number of electronic transactions in this industry, we have come to rely heavily on our and third party computer systems, business applications and other information technology systems ("IT systems"). Historically, many IT systems were developed to recognize the year as a two-digit number, with the digit "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given our reliance on computer systems, our results of operations and cash flows could be materially adversely affected by any significant errors or failures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

ITEM 2. PROPERTIES

     The Company did not own any real property at December 31, 1998. In December 1998, the Company began moving into it new headquarters in Foothill Ranch, California after signing a 10-year lease for approximately 82,000 square feet of office space. The Company also leases office space for its 14 Auto Finance Centers.

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

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the NASDAQ under the symbol "ONYX". The following table provides quarterly high and low closing prices for the Company's Common Stock for the years ended December 31, 1998, and December 31, 1997.

                                                               HIGH      LOW
                                                              ------    -----
1998
First quarter...............................................  $11.50    $7.25
Second quarter..............................................  $12.63    $8.88
Third quarter...............................................  $10.31    $5.63
Fourth quarter..............................................  $ 6.75    $4.88

1998
First quarter...............................................  $10.63    $7.25
Second quarter..............................................  $ 8.50    $6.50
Third quarter...............................................  $ 8.00    $7.00
Fourth quarter..............................................  $ 7.88    $6.38

     At March 16, 1999, there were approximately 955 holders of the Company's Common Stock.

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

     As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission on December 8, 1998, Onyx has restated its 1996 and 1997 consolidated financial statements to reflect the change in the method of measuring and accounting for credit enhancement assets on its securitization transactions to the cash-out method from the cash-in method.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                    1994       1995       1996       1997        1998
                                                   -------   --------   --------   --------   ----------
                                                    (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net interest income............................  $ 1,311   $  2,225   $  4,140   $  5,036   $    7,312
  Servicing fee income...........................      269      1,381      3,236      9,189       16,663
  Gain on sale of contracts......................      515      2,012     15,251     19,586       36,417
                                                   -------   --------   --------   --------   ----------
  Total revenues.................................    2,095      5,618     22,627     33,811       60,392
                                                   -------   --------   --------   --------   ----------
  Provision for credit losses....................      208        465        266        785        1,580
  Operating expenses.............................    5,392      8,340     15,394     30,740       48,427
                                                   -------   --------   --------   --------   ----------
  Total expenses.................................    5,600      8,805     15,660     31,525       50,007
                                                   -------   --------   --------   --------   ----------
  Income (loss) before income taxes..............   (3,505)    (3,187)     6,967      2,286       10,385
  Income taxes...................................        0          0        851        984        4,310
                                                   -------   --------   --------   --------   ----------
  Net income (loss)..............................  $(3,505)  $ (3,187)  $  6,116   $  1,302   $    6,075
                                                   =======   ========   ========   ========   ==========
  Net income (loss) available to common
    stockholders.................................  $(4,081)  $ (3,763)  $  6,116   $  1,302   $    6,075
                                                   =======   ========   ========   ========   ==========
  Net income (loss) per share of Common Stock:
    Basic........................................  $ (1.89)  $  (1.68)  $   1.19   $   0.22   $     0.99
    Diluted......................................  $ (1.89)  $  (1.68)  $   1.09   $   0.21   $     0.95
  Basic shares outstanding.......................    2,158      2,234      5,159      6,000        6,112
  Diluted shares outstanding.....................    2,158      2,234      5,585      6,294        6,425
OPERATING DATA:
  Contracts purchased during the period..........  $85,723   $199,397   $319,840   $605,905   $1,038,535
  Number of Contracts purchased during the
    period.......................................    7,619     16,571     26,244     50,214       86,150
  Contracts securitized during the period........  $38,601   $105,000   $405,514   $527,276   $  911,760
  Number of active dealerships (at end of
    period)......................................      380        769      1,471      2,846        5,401
  Operating expenses as percentage of average
    servicing portfolio during the period(1).....     19.1%       5.9%       4.9%       5.5%         4.7%
SELECTED PORTFOLIO DATA:
  Servicing portfolio (at end of period).........  $74,581   $218,207   $400,665   $757,277   $1,345,961
  Average servicing portfolio during the
    period(1)....................................  $28,291   $141,029   $311,340   $563,343   $1,023,237
  Number of contracts in servicing portfolio (at
    end of period)...............................    6,893     20,156     38,275     73,502      131,862
  Weighted average annual percentage rate (at end
    of period)(2)................................    14.01%     15.00%     14.69%     14.66%       14.72%
  Delinquencies as a percentage of the dollar
    amount of servicing portfolio (at end of
    period)(3)...................................     0.07%      1.20%      2.03%      2.51%        2.83%
  Net charge-offs as a percentage of the average
    servicing portfolio during the period(1).....     0.00%      0.37%      1.63%      2.03%        1.72%

                                                               AS OF DECEMBER 31,
                                             ------------------------------------------------------
                                              1994        1995       1996        1997        1998
                                             -------    --------    -------    --------    --------
BALANCE SHEET DATA:
  Cash and cash equivalents................  $10,252    $  1,623    $   603    $    991    $  1,929
  Contracts held for sale(4)...............   40,313     116,893     12,238      63,380     151,952
  Credit enhancement assets................    3,085      12,390     37,144      71,736     112,953
  Total assets.............................   57,095     136,077     54,083     141,836     275,422
  Warehouse borrowings.....................   40,850     112,380     10,108      60,506     150,044
  Revolving credit and residual lines......        0       9,569      2,500      30,000      49,556
  Subordinated debt........................   10,000      10,000          0           0      10,000
  Redeemable series A preferred stock......    8,803       9,379          0           0           0
  Stockholders' equity (deficit)...........   (4,122)     (7,896)    36,358      37,717      43,824

---------------
(1) Averages are based on daily balances.

(2) The weighted averages are based on the serviced portfolio outstanding at the end of the period.

(3) Excludes repossessed inventory.

(4) Contracts held for sale excludes dealer participation and allowance for credit losses. See Note 5 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States and to a lesser extent the origination or purchase of motor vehicle loans through a subsidiary of Onyx on a direct basis to consumers (collectively the "Contracts"). The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $2.2 billion in Contracts from over 5,400 dealerships and has expanded its operations from a single office in California to 14 Auto Finance Centers serving many regions of the United States.

     The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future servicing cash flows and earns fees from servicing the securitized Contracts.

     As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission on December 8, 1998, the Company restated its 1997 and 1996 consolidated financial statements to reflect the change in the method of measuring and accounting for credit enhancement assets on its securitization transactions to the cash-out method from the cash-in method.

     The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past three fiscal years.

                         SELECTED FINANCIAL INFORMATION

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1996        1997         1998
                                                            --------    --------    ----------
                                                                  (DOLLARS IN THOUSANDS)
Contracts purchased during year...........................  $319,840    $605,905    $1,038,535
Average monthly purchases during the year.................    26,653      50,492        86,544
Gain on sale of contracts.................................    15,251      19,586        36,417
Total revenue(1)..........................................    22,627      33,811        60,392
Contracts securitized during the year.....................   405,514     527,276       911,760
Servicing portfolio at year end...........................   400,665     757,277     1,345,961

---------------
(1) Total revenue is comprised of net interest income, servicing fee income and gain on sale of contracts.

CONTRACTS PURCHASED AND SERVICING PORTFOLIO

     Since its inception, the Company has experienced significant growth in its purchased volume of Contracts. Acquisition volume for the year ended December 31, 1998, was $1,039 million compared to $605.9 million for the year ended December 31, 1997, representing an increase of 71.0% from 1997 to 1998. This growth in acquisition volume is attributable primarily to (i) the opening of four additional Auto Finance Centers during 1998 and (ii) an increased penetration of existing dealers due to the maturation of existing relationships.

     The Company's increase in Contract acquisition volume has resulted in the growth in the Company's servicing portfolio. The servicing portfolio at December 31, 1998, was $1,346 million compared to $757.3 million at December 31, 1997, an increase of 78%.

NET INTEREST INCOME

     Net interest income consists primarily of the difference between the rate earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to finance the warehousing of such Contracts. The following table illustrates the weighted average rate earned on Contracts, the weighted average rate paid on borrowings and the corresponding net interest rate spread.

                            NET INTEREST RATE SPREAD

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------
                                                   1996         1997         1998
                                                  -------      -------      -------
Yield on contracts(1)...........................   13.66%       13.85%       13.96%
Cost of borrowings..............................    7.14         7.03         7.45
Net interest rate spread........................    6.52         6.82         6.51

---------------
(1) The yield on Contracts is net of dealer participation amortized expenses.

  GAIN ON SALE OF CONTRACTS

     The Company computes a gain on sale with respect to contracts securitized based on the present value of the estimated future excess cash flows to be received from such contracts using a market discount rate. Gain on sale is recorded as a credit enhancement asset on the statement of financial condition and is amortized against servicing income over the life of the contracts. The gain recorded in the statement of income is adjusted for prepaid dealer participation, issuance costs and the effect of hedging activities.

     The Company recorded gains on sale of Contracts of $36.4 million on the sale of $911.8 million of Contracts in 1998 for its securitizations. The gain on sale of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts. The following table illustrates the net interest rate spread for each of the Company's securitizations:

                                                          SECURITIZATION TRANSACTIONS
                                    -----------------------------------------------------------------------
                                                  REMAINING     WEIGHTED   WEIGHTED
                                                  BALANCE AT    AVERAGE    AVERAGE
                                     ORIGINAL    DECEMBER 31,   CONTRACT   INVESTOR     GROSS        NET
          SECURITIZATION             BALANCE         1998       RATE(1)      RATE     SPREAD(2)   SPREAD(3)
          --------------            ----------   ------------   --------   --------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
1996-1 Grantor Trust..............  $  100,500    $   16,683     15.07%      5.40%      9.67%       3.83%
1996-2 Grantor Trust..............      85,013        19,967     14.84       6.40       8.44        3.61
1996-3 Grantor Trust..............     120,000        35,750     14.54       6.45       8.09        3.14
1996-4 Grantor Trust..............     100,000        36,586     14.80       6.20       8.60        3.28
1997-1 Grantor Trust..............      90,000        38,147     13.86       6.55       7.31        2.78
1997-2 Grantor Trust..............     121,676        59,963     14.85       6.35       8.50        3.11
1997-3 Grantor Trust..............     149,600        85,408     14.77       6.35       8.42        3.30
1997-4 Grantor Trust..............     166,000       107,271     14.69       6.30       8.39        3.27
1998-1 Grantor Trust..............     173,000       124,361     14.91       5.95       8.96        3.40
1998-A Owner Trust................     208,759       168,442     14.73       5.87       8.86        3.34
1998-B Owner Trust................     250,000       223,903     14.73       5.78       8.95        3.18
1998-C Owner Trust................     280,000       266,677     14.89       5.72       9.17        3.51
                                    ----------    ----------
          Total...................  $1,844,548    $1,183,158
                                    ==========    ==========

---------------
(1) As of issue date.

(2) Difference between weighted average contract rate and weighted average investor rate as of the issue date.

(3) Difference between weighted average contract rate and weighted average investor rate, net of underwriting costs, other issuance costs, servicing fees, estimated credit losses, ongoing financial guarantee insurance policy premiums, and the hedging gain or loss.

(4) The Company assumes an average prepayment speed of 1.75% ABS, a discount rate of 350bp above the weighted average investor rate, and utilizes a lifetime loss rate ranging from 3.5% to 4.0% of the original balance.

SERVICING FEE INCOME

     Contractual servicing is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized and is consistent with industry standards. Excess servicing income is dependent upon the average excess spread on the Contracts sold and the performance of the Contracts. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, extension fees, document fees and other fees charged to customer accounts.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     The Company had net income of $6.1 million for the year ended December 31, 1998, compared to net income of $1.3 million and $6.1 million for the years ended December 31, 1997 and 1996. The increase in net income from 1997 to 1998 is attributable to several factors, including (i) a 73% increase in the dollar volume of Contracts securitized, resulting in an 86% increase in gain on sale,
(ii) higher servicing fee income due to improved performance of Contracts securitized and an increase in the serviced portfolio and (iii) improvements in the cost structure of the Company which resulted in a decline in operating expenses as a percentage of average servicing portfolio to 4.73% from 5.46% in 1997. The reduction in net income from 1996 to 1997 was attributable to several factors, most notably to the Company's commitment to build reserves in the face of increasing delinquency and credit loss ratios related to purchases of Contracts in the second half of 1995 and the first half of 1996 by one of the Company's Auto Finance Centers. Management believes that the Company is adequately reserved at this time. Additionally, the losses incurred by the Company during its start-up phase (calendar years 1994 and 1995) generated net operating loss carryforwards which were fully utilized in 1996. The unavailability of these carryforwards in 1997 accounted for a significant portion of the net income differential between 1997 and 1996.

     Net Interest Income. Net interest income increased by 46% to $7.3 million for the year ended December 31, 1998, from $5.0 million for the year ended December 31, 1997, and from $4.1 million for the year ended December 31, 1996. The increase is due to an increase in the average amount of Contracts held for sale during 1998 as compared to 1997 and 1996. This more than offset the effect of decline in net interest margins in 1998 compared to 1997. Net interest margins declined to 6.51% in 1998 compared to 6.82% in 1997 and 6.52% in 1996 while the average amount of Contracts held for sale increased to $148.7 million compared to $85.7 million in 1997 and $80.6 million in 1996. The yield on contracts held for sale increased by 0.11% to 13.96% for the year ended December 31, 1998, compared to 13.85% for the year ended December 31, 1997, and 13.66% for the year ended December 31, 1996. In addition, the Company's cost of borrowings increased by 0.42% to 7.45% compared to 7.03% at December 31, 1997, and 7.14% at December 31, 1996. In addition to the interest paid on warehouse borrowings, the Company includes the interest it pays on its residual line borrowings, subordinated debt, and capitalized lease obligations as components of its cost of funds. The increase in funding costs in 1998 was due to a mix shift amongst these lines rather than to an increase in borrowings rates.

     Servicing Fee Income. Servicing fee income increased to $16.7 million for the year ended December 31, 1998, from $9.2 million for the year ended December 31, 1997, and from $3.2 million for the year ended December 31, 1996. The increase was attributable to a significant increase in the size of the average servicing portfolio in addition to the improved performance of secured Contracts. For the year ended December 31, 1998, the size of the average servicing portfolio increased to $1.02 billion from $563.3 million and from $311.3 million for the same period in 1997 and 1996.

     Gain on Sale of Contracts. The Company completed four securitizations totaling $911.8 million during the year ended December 31, 1998, resulting in gains on sale of $36.4 million compared to four securitizations totaling $527.3 million during the year ended December 31, 1997, resulting in gains on sale of Contracts totaling $19.6 million, and four securitizations for the year ended December 31, 1996, resulting in gains on sale of Contracts of $15.2 million. The average net spread on the 1998 securitizations was 3.36% compared to 3.16% in 1997 and 3.44% in 1996.

     Provision for Credit Losses. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held on statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held on statement of financial condition or by the sale of Contracts held on statement of financial condition. The level of the allowance is based principally on the outstanding balance of Contracts held on statement of financial condition, and historical loss trends. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculations of gain on sale. The increase in the provision for credit losses for the year ended December 31, 1998 as compared to December 31, 1997 and 1996 is a result of the increase in Contracts held for sale at the end of each year.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $26.8 million during the year ended December 31, 1998, compared to $17.4 million during the year ended December 31, 1997, and $8.5 million for the year ended December 31, 1996. In order to support the growth of its operations and the servicing portfolio, the number of employees increased from 221 at December 31, 1996, to 319 at December 31, 1997, to 526 at December 31, 1998.

     Other Operating Expenses. Other operating expenses increased to $21.7 million at December 31, 1998, from $13.3 million at December 31, 1997, and from $6.8 million for the year ended December 31, 1996. The majority of increases were due to the growth of the average servicing portfolio from $311.3 million to

$563.3 million and $1.02 billion at December 31, 1996, 1997 and 1998, respectively. Additionally, the Company opened additional Auto Finance Centers during the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

     Income Taxes. The Company files federal and certain state tax returns as part of a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.5% in 1998 and 43.0% in 1997. The reduction in tax rates between 1998 and 1997 is due to lower tax rates in the states where the Company has opened new Auto Finance Centers. The Company's effective tax rate in 1996 was 12.2% as the Company had net operating loss carry-forwards that were utilized to reduce income tax expense.

FINANCIAL CONDITION

  CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $152.8 million at December 31, 1998, compared to $64.3 million at December 31, 1997. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company's securitizations. The increase in the Contracts held for sale from year end 1997 to year end 1998 is primarily attributable to the Company's higher contract volume during the respective warehousing periods. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio. The allowance for credit losses as of December 31, 1998, was approximately $1.0 million. See Note 5 to the Company's Consolidated Financial Statements for Contracts held for sale and allowance for credit losses.

  CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

                                                      AS OF DECEMBER 31,
                                                 -----------------------------
                                                    1997              1998
                                                 -----------      ------------
Trust receivable...............................  $ 7,377,801      $  3,712,501
RISA...........................................   64,357,850       109,240,692
                                                 -----------      ------------
          Total................................  $71,735,651      $112,953,193
                                                 ===========      ============

     Investment in trust receivables represent servicer advances and initial deposits in spread accounts.

     RISA consists of the estimated present value of future servicing cash flows from related securitizations. Future servicing cash flows are computed by taking into account certain assumptions principally regarding prepayments, losses and servicing costs. These cash flows are then discounted until they are released by the spread account and received by the Company at a market-based rate. The balance is then amortized against actual servicing fee income on a monthly basis. The following table provides historical data regarding the RISA. Included in RISA is restricted cash of $32.7 million and $23.5 million for the years ended December 31, 1998 and 1997 respectively.

                    RETAINED INTEREST IN SECURITIZED ASSETS

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                    1997                  1998
                                                 ----------            ----------
                                                      (DOLLARS IN THOUSANDS)
Beginning balance..............................   $ 33,530              $ 64,358
Additions......................................     41,603                80,633
Amortization...................................    (10,775)              (35,750)
                                                  --------              --------
Ending balance.................................   $ 64,358              $109,241
                                                  ========              ========

  ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At December 31, 1998, delinquencies represented 2.83% of the amount of Contracts in its servicing portfolio compared to 2.51% at December 31, 1997, and 2.03% at December 31, 1996. Net charge-offs as a percentage of the average servicing portfolio were 1.72% for the year ended December 31, 1998, compared to 2.03% and 1.63% for the years ended December 31, 1997, and 1996, respectively. The levels of delinquencies at December 31, 1998, increased over December 31, 1997, primarily due to the relocation of the collection and customer service areas in conjunction with the relocation of the corporate headquarters in December of 1998. The increase in delinquency from 1996 to 1997 is attributable in part to an increase on a national basis in the level of bankruptcies and consumer defaults generally, and the tendency of delinquencies and losses with respect to a pool of automobile loans to increase after a period of seasoning. Loan losses however have decreased from 1997 to 1998, and the management of the Company believes that this is a result of the elimination of significant portion of the portfolio of high delinquency and high loss Contracts purchased through the third quarter of 1996 by the Company's North Hollywood Auto Finance Center. The North Hollywood Auto Finance Center had a higher concentration of used car dealerships than the Company's other Auto Finance Centers, and this concentration of used car dealerships was principally responsible for the poor performance of the portion of the Company's portfolio. The runoff of these loans impacted losses through December 1997.

     Management has increased its off balance sheet reserves as a percentage of the average serviced portfolio sold. Reserves have increased from 2.73% at December 31, 1996, to 3.68% at December 31, 1997, to 4.31% at December 31, 1998.
Off balance sheet reserves are those reserves established upon the sale of Contracts to the grantor and owner trusts in connection with securitized Contracts.

               DELINQUENCY EXPERIENCE OF THE SERVICING PORTFOLIO

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                              1996        1997         1998
                                            --------    --------    ----------
                                                  (DOLLARS IN THOUSANDS)
Servicing portfolio.......................  $400,665    $757,277    $1,345,961
Delinquencies(1)(2) 30-59 days............     5,022      11,902        26,410
60-89 days................................     1,816       3,370         6,876
90+ days..................................     1,279       3,743         4,790
          Total delinquencies as a percent
            of servicing portfolio........      2.03%       2.51%         2.83%

---------------
(1) Delinquencies include principal amounts only, net of repossessed inventory.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                LOAN LOSS EXPERIENCE OF THE SERVICING PORTFOLIO

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1996        1997         1998
                                                            --------    --------    ----------
                                                                  (DOLLARS IN THOUSANDS)
Number of contracts.....................................      38,275      73,502       131,862
Period end servicing portfolio..........................    $400,665    $757,277    $1,345,961
Average servicing portfolio(1)..........................    $311,340    $563,343    $1,023,237
Number of gross charge-offs.............................         987       2,161         3,761
Gross charge-offs.......................................    $  5,789    $ 13,076    $   20,640
Net charge-offs(2)......................................    $  5,066    $ 11,434    $   17,618
Net charge-offs as a percent of average servicing
  portfolio.............................................        1.63%       2.03%         1.72%
On and off balance sheet reserves as a percent of period
  end serviced portfolio................................        2.12%       3.32%         3.90%

---------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the monthly performance of each of the securitized pools outstanding for the period from the date of securitization through December 31, 1998.

          MONTH             96-1    96-2    96-3    96-4    97-1    97-2    97-3    97-4    98-1    98-A    98-B    98-C
          -----             ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
1.........................  0.00%   0.01%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%
2.........................  0.03%   0.07%   0.02%   0.02%   0.00%   0.00%   0.00%   0.00%   0.01%   0.01%   0.00%   0.02%
3.........................  0.05%   0.20%   0.07%   0.05%   0.03%   0.02%   0.02%   0.01%   0.02%   0.03%   0.02%
4.........................  0.11%   0.33%   0.16%   0.14%   0.06%   0.07%   0.09%   0.04%   0.08%   0.07%   0.08%
5.........................  0.23%   0.46%   0.43%   0.24%   0.13%   0.22%   0.13%   0.11%   0.14%   0.14%
6.........................  0.40%   0.78%   0.54%   0.38%   0.26%   0.32%   0.24%   0.20%   0.24%   0.23%
7.........................  0.69%   0.98%   0.74%   0.53%   0.37%   0.59%   0.36%   0.28%   0.40%   0.37%
8.........................  0.82%   1.15%   0.97%   0.81%   0.52%   0.80%   0.47%   0.43%   0.53%
9.........................  0.93%   1.39%   1.13%   0.98%   0.60%   0.91%   0.62%   0.55%   0.68%
10........................  1.15%   1.52%   1.32%   1.18%   0.76%   1.07%   0.73%   0.72%   0.85%
11........................  1.25%   1.69%   1.47%   1.43%   0.92%   1.26%   0.81%   0.87%
12........................  1.47%   1.94%   1.60%   1.63%   1.02%   1.42%   0.94%   0.95%
13........................  1.65%   2.08%   1.77%   1.73%   1.13%   1.58%   1.10%   1.08%
14........................  1.79%   2.34%   1.94%   1.87%   1.23%   1.68%   1.23%
15........................  2.02%   2.52%   2.09%   2.07%   1.40%   1.80%   1.38%
16........................  2.25%   2.76%   2.27%   2.23%   1.56%   1.97%   1.58%
17........................  2.43%   2.89%   2.42%   2.33%   1.68%   2.10%
18........................  2.59%   3.10%   2.57%   2.49%   1.75%   2.23%
19........................  2.77%   3.14%   2.70%   2.62%   1.85%   2.35%
20........................  2.93%   3.30%   2.83%   2.73%   1.92%
21........................  3.06%   3.47%   2.94%   2.84%   1.98%
22........................  3.15%   3.60%   3.00%   2.93%   2.09%
23........................  3.21%   3.70%   3.08%   3.02%
24........................  3.28%   3.81%   3.17%   3.10%
25........................  3.40%   3.93%   3.28%   3.22%
26........................  3.43%   4.06%   3.38%
27........................  3.55%   4.13%   3.43%
28........................  3.60%   4.22%   3.54%
29........................  3.73%   4.23%
30........................  3.75%   4.29%
31........................  3.79%   4.31%
32........................  3.85%   4.33%
33........................  3.88%
34........................  3.90%
35........................  3.94%
36........................  3.94%

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

     The principal determinant of cash usage in a particular year is the difference between the dollar amount of Contracts purchased and the proceeds from sale of Contracts. In 1998, $112 million more Contracts were purchased than sold vs. a $79 million difference in 1997, resulting in net cash used in operating activities. In

1996, proceeds from sale of Contracts exceeded contract purchases by $85 million, resulting in net cash provided by operating activities.

     Cash used in investing activities increased to $3.8 million in the year ended December 31, 1998, from $1.8 million and $804,587 in the years ended December 31, 1997, and 1996 respectively. The increases resulted from higher capital expenditures by the Company, principally in the purchase of furniture and equipment, in connection with the Company's continued expansion.

     Cash provided by financing activities was $118.4 million for the year ended December 31, 1998, compared to $77.2 million provided and $90.5 million used for the years ended December 31, 1997, and 1996 respectively. This increase over 1997 was primarily due to the issuance of subordinated debt, and additional borrowing under revolving credit facilities. In 1996, the Company used excess proceeds from sale of Contracts to paydown warehouse lines, resulting in net cash used in financing activities.

     The Company's wholly-owned special purpose subsidiary, OAFC, is party to a $375 million auto loan warehouse program (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Triple-A is a commercial paper asset-backed conduit lender sponsored by MBIA and is currently rated A-1/P1 by Standard & Poor's Ratings Group, a division of The McGraw Hill Companies Inc., and Moody's Investors Service, Inc., respectively (such ratings are not recommendations to invest and are subject to change). This facility provides funds to purchase Contracts. The advance rate to OAFC was increased during 1998 to 98% from 95% of adjusted eligible principal balance of each Contract. The advance rate is subject to reduction by MBIA if the net yield on OAFC's Contract portfolio falls below a target net yield. The remaining 2% of the purchase price of the Contracts generally is funded either from net interest income earned by OAFC or by proceeds from the Revolving Facility or the Residual Lines described below. Since the CP Facility is commercial paper based, the Company has the ability to manage its interest rate exposure during the warehouse period between origination and securitization by determining the maturities (one to 270 days) of its commercial paper borrowings.

     Upon the occurrence of a wind-down event (as defined in the CP Facility documents), no further borrowings by OAFC from Triple-A will be permitted and all collections on the Contracts included in the borrowing base are distributed in substantially the same manner as before the wind-down event except that all outstanding Triple-A advances must be repaid before any amounts can be paid to other borrowers or OAFC. Unless earlier terminated upon the occurrence of a wind-down event, the CP Facility matures in September 2001, subject to the requirement that the liquidity facility provided by certain banks to Triple-A be extended annually. After maturity in September 2001, the CP Facility is subject to annual renewals upon mutual consent of the parties.

     Additionally, the Company has a collateralized revolving line of credit with a lending group (the "Revolving Facility"). The facility maximum at December 31, 1998, was $45 million compared to $30 million at December 31, 1997. The Revolving Facility is used for working capital and other expenditures for which the Company's $375 million CP Facility is not otherwise available. Under the Revolving Facility, the Company may (subject to borrowing base availability) borrow and repay during the two-year revolving period up to $45 million based on a collateral-based formula. The interest rate is based on the lender's Prime rate. The Company's obligations under the Revolving Facility are collateralized by a blanket lien on the Company's assets. The Revolving Facility contains affirmative, negative and financial covenants and other provisions typical of such credit facilities. The Revolving Facility converts unless renewed by mutual consent from revolving loans to fully amortizing two-year term loans on June 28, 1999, or, if earlier, upon the occurrence of certain "Credit Triggers."

     The $100 million Merrill Line provides funding for the expansion of the purchase or origination of Contracts and is used in concert with the CP Facility the Company currently has in place. The interest rate is based on LIBOR. The Merrill Line has a term of one year and currently matures in February 2000.

     The Residual Lines are used by the Company to finance operating requirements. The amounts available for borrowing under each line are determined using a collateral based formula which uses a percentage of the value of excess cash flow to be received from certain securitizations, and, with respect to the MLMCI facility, a percentage of the amount of the Merrill Line outstanding on a quarterly basis. The interest rates are based on LIBOR and the Residual Lines have a term of one year. The facility provided by MLMCI matures in February 2000; the facility provided by SBRC matures in September 1999.

     As of December 31, 1998, the Company has subordinated debt outstanding of $10 million. The term of the subordinated debt is for two years ending February 24, 2000, with an option by the Company to extend the term by three years during which the loan would fully amortize. The debt bears a fixed interest rate of 9 1/2%. The Company also issued to the lender a warrant for Common Stock in the amount of 180,529 shares of the Company's Common Stock.

SECURITIZATIONS

     The Company has a securitization program that involves selling interests in pools of its Contracts to investors through the issuance of AAA/Aaa rated asset-backed securities. The Company believes that its experience in securitizations coupled with the quality of Contracts acquired and the Company's management information systems are instrumental in the Company successfully completing 14 AAA/Aaa rated publicly underwritten securitizations since October 1994. The Company successfully completed four AAA/Aaa rated publicly underwritten securitizations in 1998 totaling $911.8 million compared to four securitizations totaling $527.2 million in 1997 and four securitizations totaling $405.5 million in 1996.

     In the first quarter of 1999, the Company securitized contracts in the amount of $310 million.

     These ongoing periodic securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The net proceeds of these securitizations are generally used to pay down outstanding loans under the CP Facility and Merrill Line, thereby creating availability for the acquisition of additional Contracts. In each of its securitizations, the Company sells its Contracts from OAFC to a newly formed grantor or owner trust. The trust in turn issues interest-bearing notes and/or certificates to investors in an amount equal to the aggregate principal balance of the Contracts. Purchasers of the notes and/or certificates backed by Contracts receive a fixed rate of interest established at the time of the sale. The Company retains the servicing and receives a 1% servicing fee.

INTEREST RATE EXPOSURE AND HEDGING

     The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure during such warehousing period (See "Risk Factors -- Interest Rate Risk").

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

     Management monitors the Company's hedging activities on a frequent basis to ensure that the value of hedges, their correlation to the Contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The Company's hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company's gain on sales of Contracts and results of operations and cash flows could be adversely affected. The amount and timing of hedging transactions are determined by senior management based upon the amount of Contracts purchased and the interest rate environment. Senior management currently expects to hedge substantially all of its Contracts pending securitization.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2000. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company.

YEAR 2000 COMPLIANCE

     The Company is substantially dependent on its and third party computer systems, business applications and other information technology systems ("IT systems"), due to the nature of its consumer finance business and the increasing number of electronic transactions in the industry. Historically, many IT systems were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given the Company's reliance on its computer systems, the Company's results of operations and cash flows could be materially adversely affected by any significant errors or failures.

     The Company has developed and is in the midst of executing a comprehensive plan designed to address the "Year 2000" issue for its in house and third party IT applications. Earlier this year, the Company completed a detailed risk assessment of its various in house and third party computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. The Company assembled survey data from third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential exposure to any non-compliant systems operated by these parties. During the first half of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its in house and third party systems and applications.

     The Company currently estimates that its costs related to Year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $450,000 in 1999. The amount expected to be expended during 1999 represents approximately 9% of the Company's IT budget. As of December 31, 1998, the Company had expended approximately $300,000 for remediation of its IT software systems and applications. By the second quarter of 1999, the Company expects to undergo third party review of its Year 2000 remediation efforts. This third party review will include an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's computer code. The Company currently expects that its Year 2000 remediation efforts will be completed during the third quarter of 1999. The Company expenses Year 2000 remediation costs as incurred. The Company believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary processes of its Year 2000 plan. The Company plans to continuously monitor the status of completion of its Year 2000 plan and, based on such information, will develop contingency plans as necessary.

     In the event that the Company does not complete any additional phases of its plan, the Company may be unable to perform its key operating activities, such as the purchase of loans and the invoicing, collecting and application of obligor repayments. The Company could be subject to litigation for computer systems failure, such as improper application of repayments and resulting incorrect credit reporting to credit bureaus. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot reasonably be estimated at this time.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. As a result, the Company employs various hedging strategies to limit certain risks of interest rate fluctuations. See "Management's Discussion and Analysis -- Interest Rate Exposure and Hedging" and "Risk Factors -- We are Subject to Interest Rate Fluctuations" and Note 5 to the Company's Consolidated Financial Statements for additional information regarding such market risks.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and officers of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" and "Management" in the Proxy Statement for the Annual Meeting of Stockholders currently expected to be held May 27, 1999 (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the descriptions set forth under the caption "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

     The Company's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                      PAGE
                                                                      ----
        Report of Independent Accountants...........................  F-1
        Consolidated Statements of Financial Condition as of
          December 31, 1998 and 1997................................  F-2
        Consolidated Statements of Income for the years ended
          December 31, 1998, 1997
          and 1996..................................................  F-3
        Consolidated Statements of Redeemable Preferred Stock and
          Stockholders' Equity for the years ended December 31,
          1998, 1997 and 1996.......................................  F-4
        Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997
          and 1996..................................................  F-5
        Notes to Consolidated Financial Statements..................  F-6

(a) EXHIBITS

     The following Exhibits are attached hereto and incorporated herein by reference.

            *3.1  Omitted
            *3.2  Omitted
            *3.3  Omitted
            *3.4  Certificate of Incorporation of the Company.
            *3.5  Bylaws of the Company.
            *3.6  Omitted
            *4.1  Omitted
            +4.2  Rights Agreement dated as of July 8, 1997, between the
                  Company and American Stock Transfer and Trust Company, as
                  Rights Agent (which includes the form of Certificate of Designation for the Series A Participating Preferred Stock and the form of Rights Certificate of the Company.
                                                  *10.1 through 10.91 Omitted.
         **10.92  Form of Pooling and Servicing Agreement between Onyx
                  Acceptance Financial Corporation, Onyx Acceptance
                  Corporation and Bankers Trust Company in connection with 1997-1 Grantor Trust.

         **10.93  Form of Underwriting Agreement between Onyx Acceptance
                  Financial Corporation and Merrill Lynch, Pierce, Fenner and
                  Smith Incorporated in connection with 1997-1 Grantor Trust.
          #10.94  Form of Pooling and Servicing Agreement between Onyx
                  Acceptance Financial Corporation, Onyx Acceptance
                  Corporation and Bankers Trust Company in connection with 1997-2 Grantor Trust.
          #10.95  Form of Underwriting Agreement between Onyx Acceptance
                  Financial Corporation and Merrill Lynch, Pierce, Fenner and
                  Smith Incorporated in connection with 1997-2 Grantor Trust.
         ##10.96  Form of Pooling and Servicing Agreement between Onyx
                  Acceptance Financial Corporation, Onyx Acceptance
                  Corporation and Bankers Trust Company in connection with 1997-3 Grantor Trust.
         ##10.97  Form of Underwriting Agreement between Onyx Acceptance
                  Financial Corporation and Merrill Lynch Pierce, Fenner and
                  Smith Incorporation in connection with 1997-3 Grantor Trust.
        ###10.98  1997-4 Spread Account Trust Agreement between Onyx
                  Acceptance Financial Corporation and Bankers Trust
                  (Delaware) Dated as of December 12, 1997.
        ###10.99  Form of Pooling Servicing Agreement between Onyx Acceptance
                  Corporation, Onyx Acceptance Financial Corporation, and
                  Bankers Trust Company in connection with the 1997-4 Onyx
                  Acceptance Grantor Trust.
       ###10.100  Form of Underwriting Agreement between Onyx Acceptance
                  Financial Corporation, Onyx Acceptance Corporation and
                  Merrill Lynch & Co. in connection with the 1997-4 Onyx
                  Acceptance Grantor Trust.
        ++10.101  Term Loan Agreement by and between Bay View Capital
                  Corporation and Onyx Acceptance Corporation Dated February
                  24, 1998.
        ++10.102  Master Repurchase Agreement Annex by and between Merrill
                  Lynch Mortgage Capital Inc. and Onyx Acceptance Funding
                  Corporation dated February 4, 1998.
        ++10.103  Master Assignment Agreement by and between Merrill Lynch
                  Mortgage Capital Inc. and Onyx Acceptance Funding
                  Corporation dated February 4, 1998.
       +++10.104  Amended and Restated Residual Interest In Securitized Assets
                  Revolving Credit Agreement Dated June 12, 1998 by and among
                  Onyx Acceptance Corporation, State Street Bank and Trust
                  Company, BankBoston and The Travelers Insurance Company.
       +++10.105  Amended and Restated Pledge and Security Agreement Dated
                  June 12, 1998 by and among Onyx Acceptance Corporation,
                  State Street Bank and Trust Company, BankBoston and The
                  Travelers Insurance Company.
      ++++10.106  Amended and Restated Sale and Servicing Agreement between
                  Onyx Acceptance Corporation and Onyx Acceptance Financial
                  Corporation dated as of September 4, 1998.
      ++++10.107  Amended and Restated Triple-A One Funding Corporation Credit
                  Agreement between and among Onyx Acceptance Financial
                  Corporation, Triple-A One Funding Corporation, CapMAC
                  Financial Services, Inc. and Capital Markets Assurance
                  Corporation dated as of September 4, 1998.
      ++++10.108  Amended and Restated Triple-A One Funding Corporation
                  Security Agreement between and among Onyx Acceptance
                  Financial Corporation, Triple-A One Funding Corporation and
                  Capital Markets Assurance Corporation dated as of September
                  4, 1998.
      ++++10.109  Amended and Restated Subordinated Security Agreement between
                  Onyx Acceptance Corporation and Onyx Acceptance Financial
                  Corporation dated as of September 4, 1998.
      ++++10.110  Amended and Restated Insurance and Indemnity Agreement
                  between and among Onyx Acceptance Corporation, Capital
                  Markets Assurance Corporation, Onyx Acceptance Financial
                  Corporation and Triple-A One Funding Corporation dated as of
                  September 4, 1998.
     ++++ 10.111  Master Loan Agreement Between Onyx Acceptance Funding
                  Corporation and Salomon Brothers Realty Corp. Dated
                  September 3, 1998.

      ####10.112  Form of Pooling and Servicing Agreement between Onyx
                  Acceptance Corporation, Onyx Acceptance Financial
                  Corporation, and Bankers Trust Company in connection with the 1998-1 Onyx Acceptance Grantor Trust.
      ####10.113  Form of Underwriting Agreement between Onyx Acceptance
                  Financial Corporation, Onyx Acceptance Corporation and
                  Merrill Lynch & Co. in connection with the 1998-1 Onyx
                  Acceptance Grantor Trust.
     #####10.114  Form of Sale and Servicing Agreement between Onyx Acceptance
                  Corporation, Onyx Acceptance Financial Corporation, and
                  Chase Manhattan Bank in connection with the Onyx Acceptance
                  Owner Trust 1998-A.
     #####10.115  Form of Sale and Servicing Agreement between Onyx Acceptance
                  Corporation, Onyx Acceptance Financial Corporation, and
                  Chase Manhattan Bank in connection with the Onyx Acceptance
                  Owner Trust 1998-B.
     #####10.116  Form of Sale and Servicing Agreement between Onyx Acceptance
                  Corporation, Onyx Acceptance Financial Corporation, and
                  Chase Manhattan Bank in connection with the Onyx Acceptance
                  Owner Trust 1998-C.
          10.117  Amendment Number One Dated December 22, 1998 to Amended and
                  Restated Onyx Warehouse Facility and Assignment and
                  Assumption Agreement.
            21.1  Subsidiaries of the Registrant.
            23.1  Consent of Independent Accountants
            27.1  Financial Data Schedule

---------------
        * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680).

       ** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-22301).

        # Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-28893).

      ## Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-33471).

        + Incorporated by reference from the Company's Current Report on Form
          8-K dated July 8, 1997.

    ### Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-40089).

      ++ Incorporated by reference from the Company's Form 10-Q for quarterly period ended March 31, 1998.

    +++ Incorporated by reference from the Company's Form 10-Q for quarterly period ended June 30, 1998.

  ++++ Incorporated by reference from the Company's Form 10-Q for quarterly period ended September 30, 1998.

  #### Incorporated by reference from the Company's Registration Statement on Form S-3 (Registration No. 333-46359).

 ##### Incorporated by reference from the Company's Registration Statement on Form S-3 (Registration No. 333-51239).

(a)(3) FINANCIAL STATEMENT SCHEDULES

     None.

(b)    EXHIBITS ON FORM 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONYX ACCEPTANCE CORPORATION

                                          By:       /s/ JOHN W. HALL
                                            ------------------------------------
                                                        John W. Hall
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                 /s/ THOMAS C. STICKEL                      Chairman of the Board of     March 30, 1999
--------------------------------------------------------            Directors
                   Thomas C. Stickel

                    /s/ JOHN W. HALL                       President, Chief Executive    March 30, 1999
--------------------------------------------------------      Officer and Director
                      John W. Hall

                  /s/ BRUCE R. HALLETT                              Director             March 30, 1999
--------------------------------------------------------
                    Bruce R. Hallett

                   /s/ ROBERT A. HOFF                               Director             March 30, 1999
--------------------------------------------------------
                     Robert A. Hoff

                 /s/ G. BRADFORD JONES                              Director             March 30, 1999
--------------------------------------------------------
                   G. Bradford Jones

                  /s/ C. THOMAS MEYERS                              Director             March 30, 1999
--------------------------------------------------------
                    C. Thomas Meyers

                    /s/ DON P. DUFFY                      Executive Vice President and   March 30, 1999
--------------------------------------------------------    Chief Financial Officer,
                      Don P. Duffy                                  Director

                          ONYX ACCEPTANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated Statements of Financial Condition as of
  December 31, 1998 and 1997................................   F-2
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................   F-3
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity for the years ended December 31,
  1998, 1997 and 1996.......................................   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   F-5
Notes to Consolidated Financial Statements..................   F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Onyx Acceptance Corporation

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, redeemable preferred stock and stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Onyx Acceptance Corporation and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2, the 1997 and 1996 consolidated financial statements have been restated to reflect a change in the method of measuring and accounting for credit enhancement assets.

PricewaterhouseCoopers LLP
Newport Beach, California

January 22, 1999

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                                                               (RESTATED)
Cash and cash equivalents...................................  $  1,928,991    $    991,010
Contracts held for sale (net of allowance)..................   152,760,781      64,342,309
Credit enhancement assets (net of amortization).............   112,953,193      71,735,651
Furniture and equipment (net of accumulated depreciation)...     4,734,857       2,842,520
Other assets................................................     3,043,902       1,924,970
                                                              ------------    ------------
          Total Assets......................................  $275,421,724    $141,836,460
                                                              ============    ============

                                       LIABILITIES
Accounts payable............................................  $ 10,959,913    $  6,564,446
Warehouse borrowings........................................   150,044,464      60,505,902
Revolving credit and residual lines.........................    49,555,597      30,000,000
Subordinated debt...........................................    10,000,000               0
Capital lease obligations...................................       696,995       1,002,307
Accrued interest payable....................................       790,055         302,238
Other liabilities...........................................     9,550,979       5,744,157
                                                              ------------    ------------
          Total Liabilities.................................   231,598,003     104,119,050
Commitments and Contingencies

                                   STOCKHOLDERS' EQUITY
Common Stock
  Par value $0.01 per share; authorized 15,000,000 shares;
     issued and outstanding 6,171,034 as of December 31,
     1998 and issued and outstanding 6,017,635 shares as of
     December 31, 1997......................................        61,710          60,176
  Additional Paid in Capital................................    37,839,151      37,810,158
  Retained Earnings (Deficit)...............................     5,922,860        (152,924)
                                                              ------------    ------------
     Total Equity...........................................    43,823,721      37,717,410
                                                              ------------    ------------
          Total Liabilities and Stockholders' Equity........  $275,421,724    $141,836,460
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
                                                                     (RESTATED)     (RESTATED)
REVENUES:
  Finance income....................................  $20,753,734    $11,866,957    $ 9,354,271
  Investment income.................................    1,194,477        431,373        325,885
                                                      -----------    -----------    -----------
INTEREST INCOME -- TOTAL............................   21,948,211     12,298,330      9,680,156
  Interest expense..................................   14,636,534      7,261,645      5,539,850
                                                      -----------    -----------    -----------
NET INTEREST INCOME.................................    7,311,677      5,036,685      4,140,306
  Servicing fee income..............................   16,663,450      9,189,108      3,235,512
  Gain on sale of contracts.........................   36,417,216     19,586,291     15,251,117
                                                      -----------    -----------    -----------
TOTAL REVENUES......................................   60,392,343     33,812,084     22,626,935
                                                      -----------    -----------    -----------

EXPENSES:
  Provision for credit losses.......................    1,579,831        785,445        265,802
  Salaries and benefits.............................   26,754,000     17,424,729      8,547,815
  Occupancy.........................................    1,823,290      1,478,349        662,634
  Depreciation......................................    2,105,743      1,194,186        821,354
  General and administrative expenses...............   17,743,525     10,643,087      5,362,382
                                                      -----------    -----------    -----------
TOTAL EXPENSES......................................   50,006,389     31,525,796     15,659,987
                                                      -----------    -----------    -----------
NET INCOME BEFORE INCOME TAXES......................   10,385,954      2,286,288      6,966,948
  Income taxes......................................    4,310,170        984,017        851,360
                                                      -----------    -----------    -----------
NET INCOME..........................................  $ 6,075,784    $ 1,302,271    $ 6,115,588
                                                      ===========    ===========    ===========
NET INCOME PER SHARE OF COMMON STOCK
  Basic.............................................  $      0.99    $      0.22    $      1.19
  Diluted...........................................  $      0.95    $      0.21    $      1.09
                                                      ===========    ===========    ===========
Basic shares outstanding............................    6,112,370      6,000,431      5,159,182
                                                      ===========    ===========    ===========
Diluted shares outstanding..........................    6,424,959      6,294,071      5,585,647
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                             MANDATORILY
                         REDEEMABLE SERIES A                             SERIES B PREFERRED
                           PREFERRED STOCK            COMMON STOCK             STOCK          ADDITIONAL     RETAINED
                       ------------------------    -------------------   ------------------     PAID IN      EARNINGS
                         SHARES       AMOUNT        SHARES     AMOUNT     SHARES    AMOUNT      CAPITAL      (DEFICIT)
                       ----------   -----------    ---------   -------   --------   -------   -----------   -----------
BALANCE AT DECEMBER
  31, 1995...........   8,227,349   $ 9,379,177    2,241,454   $22,415    136,365   $ 1,364   $   803,109   $(8,722,613)
Issuance of Common
  Stock..............                              2,908,135    29,081                         32,307,821
Conversion of
  Preferred Stock
  Series.............  (8,227,349)   (9,379,177)     715,422     7,154                          8,220,195     1,151,830
Conversion of
  Preferred Stock
  Series B...........                                 39,757       398   (136,365)   (1,364)          966
Issuance costs.......                                                                          (3,578,366)
Net income...........                                                                                         6,115,588
                       ----------   -----------    ---------   -------   --------   -------   -----------   -----------
BALANCE AT DECEMBER
  31, 1996
  (RESTATED).........           0             0    5,904,768    59,048          0         0    37,753,725    (1,455,195)
Issuance of Common
  Stock..............                                112,867     1,128                             56,433
Net Income...........                                                                                         1,302,271
                       ----------   -----------    ---------   -------   --------   -------   -----------   -----------
BALANCE AT DECEMBER
  31, 1997
  (RESTATED).........           0             0    6,017,635    60,176          0         0    37,810,158      (152,924)
Issuance of Common
  Stock..............                                153,399     1,534                             28,993
Net Income...........                                                                                         6,075,784
                       ----------   -----------    ---------   -------   --------   -------   -----------   -----------
BALANCE AT DECEMBER
  31, 1998...........           0   $         0    6,171,034   $61,710          0   $     0   $37,839,151   $ 5,922,860
                       ==========   ===========    =========   =======   ========   =======   ===========   ===========


                           TOTAL
                       STOCKHOLDERS'
                          EQUITY
                         (DEFICIT)
                       -------------
BALANCE AT DECEMBER
  31, 1995...........   $(7,895,725)
Issuance of Common
  Stock..............    32,336,902
Conversion of
  Preferred Stock
  Series.............     9,379,179
Conversion of
  Preferred Stock
  Series B...........
Issuance costs.......    (3,578,366)
Net income...........     6,115,588
                        -----------
BALANCE AT DECEMBER
  31, 1996
  (RESTATED).........    36,357,578
Issuance of Common
  Stock..............        57,561
Net Income...........     1,302,271
                        -----------
BALANCE AT DECEMBER
  31, 1997
  (RESTATED).........    37,717,410
Issuance of Common
  Stock..............        30,527
Net Income...........     6,075,784
                        -----------
BALANCE AT DECEMBER
  31, 1998...........   $43,823,721
                        ===========

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                   1998             1997            1996
                                                              ---------------   -------------   -------------
                                                                                 (RESTATED)      (RESTATED)
OPERATING ACTIVITIES
  Net Income................................................  $     6,075,784   $   1,302,271   $   6,115,588
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Amortization of retained interest in securitized
          assets............................................       35,749,891      10,775,171       7,110,583
       Write-off unamortized participation on sold loans....       27,467,086      15,523,390      12,582,515
       Provision for credit losses..........................        1,579,831         785,446         265,802
       Depreciation and amortization........................        2,105,743       1,194,186         821,354
       Decrease (increase)in trust receivable...............        3,665,300      (3,763,661)      2,594,477
       Increase in retained interest in securitized
          assets............................................      (80,632,733)    (41,603,001)    (34,459,085)
       (Increase) decrease in other assets..................       (1,118,928)        521,949      (1,471,078)
       Increase in accounts payable.........................        4,395,467       4,896,659       1,380,268
       Increase (decrease) in accrued interest payable......          487,817         229,077      (1,244,356)
       Increase in other liabilities........................        4,057,894       3,245,629       1,766,591
       Proceeds from the sale of contracts held for sale....      926,759,606     527,276,091     405,513,000
       Purchase of contracts held for sale..................   (1,038,534,757)   (605,905,410)   (319,840,214)
       Exercise of trust purchase option....................      (12,387,783)              0               0
       Principal payments received on contracts held for
          sale..............................................       34,746,630      26,957,179      21,582,236
       Payments of participation to dealers (net of
          chargeback collections and amortized expense).....      (32,484,915)    (16,416,931)    (12,449,984)
                                                              ---------------   -------------   -------------
Cash provided by (used in) operating activities.............     (113,632,238)    (74,981,955)     90,267,697
INVESTING ACTIVITIES
  Purchase of furniture and equipment.......................       (3,835,335)     (1,824,853)       (804,587)
                                                              ---------------   -------------   -------------
Cash used in investing activities...........................       (3,835,335)     (1,824,853)       (804,587)
FINANCING ACTIVITIES
  Payments on capital leases................................         (468,060)       (425,189)       (486,369)
  Proceeds from warehouse line..............................      985,997,562     538,897,511     273,228,073
  Payments on warehouse line................................     (896,459,000)   (488,500,000)   (375,500,000)
  Proceeds from drawdown on revolving credit borrowings.....       32,000,000      27,500,000      16,348,568
  Payments to paydown revolving credit borrowings...........      (12,444,403)              0     (23,417,776)
  Proceeds (payments) of subordinated debt..................       10,000,000               0     (10,000,000)
  Payments of stock issuance costs..........................                0               0      (1,595,837)
  Proceeds from exercise of options/warrants................           30,527          57,561          17,250
  Proceeds from sale of preferred and common stock..........                0               0      30,337,128
  (Payments) receipts in other loans........................         (251,072)       (335,093)        586,168
                                                              ---------------   -------------   -------------
Cash provided by (used in) financing activities.............      118,405,554      77,194,790     (90,482,795)
                                                              ---------------   -------------   -------------
Increase (decrease) in cash and cash equivalents............          937,981         387,982      (1,019,685)
Cash and cash equivalents at beginning of period............          991,010         603,028       1,622,713
                                                              ---------------   -------------   -------------
Cash and cash equivalents at end of period..................  $     1,928,991   $     991,010   $     603,028
                                                              ===============   =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash activities:
     Additions to capital leases............................  $       162,744   $     884,654   $     471,256
     Conversion of preferred stock..........................                0               0       9,379,177
  Cash paid:
     Interest...............................................  $    14,148,717   $   7,032,567   $   6,784,204
     Income taxes...........................................  $     1,377,644   $     602,913   $     570,676

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     Onyx Acceptance Corporation ("Onyx") was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx and its wholly owned special purpose finance subsidiaries Onyx Acceptance Financial Corporation ("OAFC") and Onyx Acceptance Funding Corporation ("OFC") (collectively, the "Company") specialize in the purchase, origination, sale and servicing of retail automobile installment loans ("Loans" or "Contracts") originated by automobile dealers. The Company provides an independent source to automobile dealers to finance their customers' purchases of new and used vehicles. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of loan applications.

NOTE 2 -- RESTATEMENT

     As required by the Financial Accounting Standards Board's ("FASB") Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission ("SEC") on December 8, 1998, the Company's 1997 and 1996 consolidated financial statements have been restated to reflect a change in the method of measuring and accounting for credit enhancement assets on its securitization transactions to the cash-out method from the cash-in method.

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

     The change to the cash-out method results only in a difference in the timing of revenue recognition from a securitization and has no effect on the total cash flow of such transactions. While the total amount of revenue recognized over the term of a securitization transaction is the same under either method, the cash-out method results in (i) lower initial gain on the sale of receivables due to the longer discount period and (ii) higher subsequent servicing fee income from accretion of the additional cash-out discount. Accordingly, the reductions in previously reported earnings resulting from retroactive application of the change will generally be recognized in subsequent period earnings and servicing fee income.

     The restatement resulted in the following changes to prior period financial statements:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
                                                         (IN THOUSANDS, EXCEPT
                                                          FOR PER SHARE DATA)
                                                         ----------------------
TOTAL REVENUE:
Previous...............................................  $35,950       $25,221
As restated............................................  $33,812       $22,627
NET INCOME:
Previous...............................................  $ 2,584       $ 7,672
As restated............................................  $ 1,302       $ 6,116
NET INCOME PER SHARE:
BASIC:
Previous...............................................  $  0.43       $  1.49
As restated............................................  $  0.22       $  1.19
DILUTED:
Previous...............................................  $  0.40       $  1.35
As restated............................................  $  0.21       $  1.09
CREDIT ENHANCEMENT ASSETS:
Previous...............................................  $76,467       $39,738
As restated............................................  $71,736       $37,144
STOCKHOLDERS' EQUITY:
Previous...............................................  $40,555       $37,914
As restated............................................  $37,717       $36,358

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Onyx, OAFC and OFC. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Cash and Cash Equivalents: The Company considers all significant investments with maturity at acquisition of three months or less to be cash equivalents.

     Contracts Held for Sale: Contracts held for sale are stated at the lower of aggregate amortized cost or market. Market is determined based on the estimated value of the Contracts if securitized and sold.

     The Company defers certain Contract origination fees and participation paid to dealers. The net amount is amortized as an adjustment to the related Contract's yield, on the same basis as that used to record income on the Contracts, over the contractual life of the related Loans. At the time of sale any remaining amounts are included as part of the computation of the gain on sale of Contracts.

     The Company continues to accrue interest on Contracts until the Contract is charged off, which occurs at the earlier of the end of the month in which (i) the underlying vehicle is repossessed and sold or (ii) the Contract becomes past due 120 days. At the time that the Contract is charged off, all accrued interest is also charged off.

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the Contracts held for sale. The provision rate is established by management using the following criteria: past Loan loss experience, current economic conditions, volume, growth and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions for Loan losses charged against income. All recoveries on finance receivables previously charged off are credited to the allowance, while charge-off's of finance receivables are deducted from the allowance.

     Sales of Contracts: The Company purchases contracts to be sold to investors with servicing rights retained by the Company. The Company sells a majority of its contracts and does not retain any residual interest in securitized or sold Contracts. Contracts are sold at or near par value with the Company retaining a participation in the future cash flows released by Trusts in Contracts securitized but on cash sales no participation is retained in the future cash flows. As of December 31, 1998 the Company is servicing all the Contracts sold to the Trusts.

     Furniture and Equipment: Furniture and equipment are stated at cost less accumulated depreciation and are depreciated for financial reporting purposes on a straight-line basis over a three year estimated life. Capitalized leased assets are amortized over the lease term. Leasehold improvements are amortized over a period not exceeding the term of the lease.

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

     Net Income Per Share: Net income per share are presented in a dual format, computed both including and excluding the impact of potential common stock.

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

     Stock-based Compensation: Accounting for Stock-Based Compensation ("SFAS 123"), was issued by the Financial Accounting Standards Board in October 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS 123 encourages, but does not require companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123, however, the Company has elected to continue to measure compensation costs as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." See footnote 12 for Pro Forma disclosures of net income and net income per share, as if SFAS 123 had been adopted.

     Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to 1998 presentation.

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2000. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company.

NOTE 5 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consist of the following:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1998           1997
                                                   ------------    -----------
Contracts held for sale..........................  $160,386,439    $71,216,278
Less unearned interest...........................     8,434,206      7,835,794
                                                   ------------    -----------
                                                    151,952,233     63,380,484
Allowance for credit losses......................    (1,052,178)      (316,902)
                                                   ------------    -----------
                                                    150,900,055     63,063,582
Dealer participation.............................     1,860,726      1,278,727
                                                   ------------    -----------
     Total.......................................  $152,760,781    $64,342,309
                                                   ============    ===========

     At December 31, 1998, contractual maturities of Contracts held for sale were as follows:

1999...........................  $  3,065,436
2000...........................     8,772,016
2001...........................     8,024,190
2002...........................    18,462,195
2003 and thereafter............   113,628,396
                                 ------------
                                 $151,952,233
                                 ============

     Changes in the allowance for credit losses were as follows:

                                                     DECEMBER 31,
                                         -------------------------------------
                                            1998          1997         1996
                                         -----------    ---------    ---------
Balance at beginning of period.........  $   316,902    $  61,190    $ 591,765
Provision for credit losses............    1,579,831      785,446      265,802
Charged-off loans......................   (1,100,158)    (620,781)    (953,582)
Recoveries.............................      255,603       91,047      157,205
                                         -----------    ---------    ---------
Balance at end of period...............  $ 1,052,178    $ 316,902    $  61,190
                                         ===========    =========    =========

     The fair value of Contracts held for sale was $163.5 million and $64.3 million at December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Company had entered into four year amortizing forward swap agreements with a notional face amount outstanding of $150.0 million with maturities matching the average life of the Contracts being hedged. At December 31, 1998, these contracts had a fair value of $93,000. In addition, at December 31, 1998, the Company had offsetting swap agreements of $81.0 million in notional face amount outstanding with a fair value of $(1.0) million. At December 31, 1997, the Company had similar agreements with a notional face amount outstanding of $105.9 million with deferred losses of $232,000.

     Included in the Gain on Sale of Contracts for the years ended December 31, 1998, 1997 and 1996 are losses of $4.8 million, $1.3 million, and $2.3 million respectively, arising from hedging activities.

     Contracts serviced by the Company for the benefit of others totaled approximately $1.2 million at December 31, 1998 and $693.9 million at December 31, 1997. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE 6 -- CREDIT ENHANCEMENT ASSETS

     SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1998           1997
                                                   ------------    -----------
Trust receivable.................................  $  3,712,501    $ 7,377,801
RISA.............................................  $109,240,692    $64,357,850
                                                   ------------    -----------
          Total..................................  $112,953,193    $71,735,651
                                                   ============    ===========

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

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes. As of December 31, 1998 the market value of RISA approximated cost. The Company retains the rights to service all contracts it securitizes.

     The following table presents the balances and activity for RISA:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Beginning Balance...............................  $ 64,357,850    $ 33,530,020
Additions.......................................    80,632,733      41,603,001
Amortization....................................   (35,749,891)    (10,775,171)
                                                  ------------    ------------
          Ending Balance........................  $109,240,692    $ 64,357,850
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

                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
Estimated net undiscounted RISA earnings...................   $  176,600,869        $ 99,613,524
Off balance sheet allowance for losses.....................       51,009,542          25,546,412
Discount to present value..................................       16,350,635           9,709,262
                                                              --------------        ------------
Retained interest in securitized assets....................   $  109,240,692        $ 64,357,850
                                                              ==============        ============
Outstanding balance of contracts sold through
  securitizations..........................................   $1,183,157,096        $693,896,100

NOTE 7 -- FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998           1997
                                                     -----------    ----------
OWNED:
  Office furniture.................................  $ 2,031,561    $1,469,004
  Computer equipment...............................    5,869,612     2,397,728
  Leasehold improvements...........................      748,292       713,382
                                                     -----------    ----------
          Total....................................    8,649,465     4,580,114
                                                     -----------    ----------
CAPITALIZED LEASES:
  Office furniture.................................                     40,750
  Computer equipment...............................    1,441,073     1,471,594
                                                     -----------    ----------
     Total.........................................    1,441,073     1,512,344
                                                     -----------    ----------
Total furniture and equipment......................   10,090,538     6,092,458
Less: accumulated depreciation and amortization....    5,355,681     3,249,938
                                                     -----------    ----------
Furniture and equipment, net.......................  $ 4,734,857    $2,842,520
                                                     ===========    ==========

NOTE 8 -- WAREHOUSE BORROWING

     The Company has a commercial paper facility (the "CP Facility") with a financial institution with borrowings outstanding at December 31, 1998 of $150,044,464 and at December 31, 1997 of $60,505,902. Under terms of the agreements the Company is able to borrow 98% of the principal amount of loans purchased. Borrowings under this commercial paper arrangement become due as the principal payments are received or the related automobile loans are sold. The amount of credit available to the Company for the purchase of automobile loans under the facility is $375 million. The amount of commercial paper outstanding at any time is collateralized by the Contracts held for sale. These credit arrangements mature on September 3, 2001 and are subject to annual renewal on each anniversary date. The Company is in compliance with certain ratios and other borrowing covenants under the commercial paper arrangements. The fair value of commercial paper was $150.0 million and $60.5 million at December 31, 1998 and 1997 respectively. The commercial paper facility had an average interest rate of 6.47% for the year ended December 31, 1998, and 6.63% for the year ended December 31, 1997.

     Additionally, during 1998 the Company entered into a repurchase facility with Merrill Lynch (the "Merrill Line") providing $100 million of borrowing capacity for the purchase or origination of Contracts. Outstanding debt is collateralized by Contracts held for sale. As of December 31, 1998, there was no debt outstanding under this line. This facility matures on February 4, 2000.

NOTE 9 -- REVOLVING CREDIT AND RESIDUAL LINES

     The Company has three credit lines collateralized by credit enhancement assets. Total borrowings outstanding under all three lines at December 31, 1998 was $49.6 million and $30.0 million at December 31, 1997.

     The Company is party to a collateralized revolving line of credit with a lending group for up to $45 million ("the Revolving Facility"). The Revolving Facility is used for working capital and other expenditures for which the Company's warehouse lines are otherwise unavailable. The Company may borrow and repay the loan during the two year revolving period with the loan amount determined by a borrowing base formula. The formula is a percentage of the Company's credit enhancement asset balance. The Revolving Facility converts from revolving loan to a fully amortizing two year term loans on June 30, 1999. Advances bear interest at 0.25% over the lender's Prime Rate. The Revolving Facility had an average interest rate of 8.76% for the year ended December 31, 1998 and 8.91% for 1997. The fair value of the Revolving Facility was $38.5 million at December 31, 1998 and $30.0 million at December 31, 1997. The Company is in compliance with certain ratios and other borrowing covenants under the Revolving Facility.

     Additionally, in the first quarter of 1998, the Company negotiated two new credit lines with investment banks ("the Residual Lines") to expand and diversify its lending relationships. The Residual Lines consist of two separate $50 million funding facilities collateralized by credit enhancement assets, with one facility provided by Merrill Lynch Mortgage Capital ("MLMCI") and the second facility provided by Salomon Brothers Realty Company ("SBRC"). The lines utilize a collateral based formula that equates borrowing availability to a percentage of the value of the excess cash flow to be received from securitizations lead-managed by the respective investment bank. The facility provided by MLMCI matures in February 2000; the facility provided by SBRC matures in September 1999. Interest paid under each line is ties to the 30 day Libor Rate. The average interest rates for year ending 1998 were 8.19% for the MLMCI facility and 8.06% for the SBRC facility. The Residual Lines had a combined fair value of $11.1 million at December 31, 1998, with debt outstanding under the MLMCI line of $5.1 million and debt outstanding under the SBRC line of $6.0 million.

NOTE 10 -- SUBORDINATED DEBT

     The Company has a $10.0 million subordinated debt offering. The term of the subordinated debt is for two years ending February 24, 2000 with an option by the Company to extend the term by three years during which the loan would fully amortize, and bears a fixed interest rate of 9 1/2%. The Company also issued to the lender a warrant for Common Stock in the amount of $180,529 shares of the Common Stock of the Company.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company leases furniture, fixtures and equipment under capital leases with terms in excess of one year. The Company leases its office space under operating leases with options to renew. Certain operating lease agreements provide for escalations based on contractual provisions.

     Future minimum lease payments required under capital leases and noncancelable operating leases are as follows as of December 31, 1998:

                                                  CAPITAL LEASES    OPERATING LEASES
                                                  --------------    ----------------
1999............................................    $ 417,480         $ 2,218,267
2000............................................      210,447           2,617,143
2001............................................      120,703           2,474,213
2002............................................      102,739           2,265,161
2003 and thereafter.............................       15,608          12,100,769
                                                    ---------         -----------
          Total.................................      866,977         $21,675,553
Less amounts representing interest..............     (169,982)
                                                    ---------
Present value of net minimum lease payments.....    $ 696,995
                                                    =========

     Rental expenses for premises and equipment amounted to approximately $1.7 million, $1.4 million and $651,898 for the year ended December 31, 1998, 1997, and 1996 respectively.

NOTE 12 -- STOCK OPTIONS

     The Company has reserved 1,545,303 shares for future issuance to certain employees under its incentive stock option plan. The options may be exercised at prices ranging from $0.51 per share to $11.50 per share at any time, in whole or part, within ten years after the date of grant. Reserved, unoptioned shares totaled 240,566 at December 31, 1998, 185,176 at December 31, 1997, and 502,764
at December 31, 1996.

     A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                            1998                    1997                   1996
                                    ---------------------   --------------------   --------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
             OPTIONS                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
             -------                ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year............................     802,200    $7.51       597,480    $6.10       373,811    $ 2.30
Granted...........................   1,296,878     6.32       402,700     7.89       394,593     11.14
Exercised.........................     (38,118)    0.80      (112,867)    0.51       (33,056)     0.51
Forfeited.........................    (940,263)    8.39       (85,113)    8.66      (137,868)    11.56
                                    ----------    -----     ---------    -----     ---------    ------
Outstanding at end of year........   1,120,697    $5.59       802,200    $7.51       597,480    $ 6.10
                                    ==========    =====     =========    =====     =========    ======
Options exercisable at year end...     502,624                321,564                342,866
                                    ==========              =========              =========
Weighted-average fair value of
  options granted during the
  year............................  $     6.32              $    7.89              $   11.14
                                    ==========              =========              =========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                   NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES  AT 12/31/98   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/98    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 0.51              114,399       5.26 years           $  .51          114,399          $  .51
$ 5.75 -  6.86      933,748             7.17             5.77          336,297            5.80
$ 7.25 -  8.50        2,550             7.97             8.25              680            8.37
$11.25 - 11.50       70,000             8.40            11.36           51,248           11.41
                  ---------       ----------           ------          -------          ------
$ 0.51 - 11.50    1,120,697             7.06           $ 5.59          502,624          $ 5.17
                  =========       ==========           ======          =======          ======

     Substantially all of the options granted by the Company vest over a four year period, 25% after one year and the remaining 75% ratably over the following 36 month period. All of the options are granted at the closing price on the date of the grant.

     SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock based compensation plans under APB 25 must make pro forma disclosures of net income and net income per share, as if SFAS 123 had been adopted. The company has continued to account for stock-based compensation plans under APB 25. The fair value of the options was estimated at date of grant using a Black-Scholes single option pricing model using the following assumptions:

                                                        DECEMBER 31,
                                           --------------------------------------
                                              1998          1997          1996
                                           ----------    ----------    ----------
Risk free interest rate..................         5.1%          5.5%          6.0%
Expected stock price volatility..........        63.9%         52.0%         80.0%
Expected life of options.................  four years    four years    four years
Expected dividends.......................        none          none          none

     The following table presents the pro forma disclosures required for SFAS 123 for the years ended December 31:

                                                     1998     1997      1996
                                                    ------    -----    ------
Pro forma net income (dollars in thousands).......  $5,322    $ 895    $5,337
Pro forma net income per share-basic..............  $ 0.87    $0.15    $ 1.03
Pro forma net income per share-diluted............  $ 0.83    $0.14    $ 0.96

NOTE 13 -- EMPLOYEE 401K DEFERRED SAVINGS PLAN

     The Company has established a salary deferral savings program pursuant to IRS Code Section 401(k) (the "401(k) Plan") for qualified employees. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. Effective July 1, 1998, the Company amended the 401(k) Plan to permit matching contributions. Employee contributions up to the lesser of $10,000 or 6% of pre-tax earnings made after one year of service are matched by a Company contribution equal to 50% of the employee's contribution. Matching contributions are made in the Company's common stock and begin vesting 20% per year following the completion of three years of service. Company expense related to the 401(k) Plan totaled $87,000 in 1998.

NOTE 14 -- REDEEMABLE PREFERRED STOCK

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

NOTE 15 -- STOCKHOLDER'S EQUITY

     The Company had designated 136,000 shares of preferred stock as Series B Preferred Stock. The shares were subject to a $0.05 per share dividend payable annually when, as and if declared by the Board of Directors. The dividends were not cumulative. The Series B Preferred Stock was converted into Common Stock upon the initial public offering.

     The Company's ability to pay or declare dividends is restricted by the terms of the credit facilities.

NOTE 16 -- INCOME TAXES

     The following table presents the current and deferred provision (benefit) for federal and state income taxes for the years ended December 31, 1998, 1997 and 1996:

                                              1998         1997        1996
                                           ----------    --------    ---------
Current:
  Federal................................  $  698,132    $252,897    $ 591,278
  State..................................      17,744      69,332      (20,602)
                                           ----------    --------    ---------
          Total..........................     715,876     322,229      570,676
                                           ----------    --------    ---------
Deferred:
  Federal................................   3,070,600     460,648     (538,218)
  State..................................     523,694     201,140      818,902
                                           ----------    --------    ---------
          Total..........................   3,594,294     661,788      280,684
                                           ----------    --------    ---------
          Combined Total.................  $4,310,170    $984,017    $ 851,360
                                           ==========    ========    =========

     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 1998, 1997 and 1996:

                                                          1998    1997    1996
                                                          ----    ----    ----
Statutory regular federal income tax rate (benefit).....   34%     34%     34%
State taxes (net of federal benefit)....................    7       8       8
Other...................................................    0       1       8
Change in valuation allowance...........................    0       0     (38)
                                                           --      --     ---
                                                           41%     43%     12%
                                                           ==      ==     ===

     The components of the deferred income tax asset or (liability) as of December 31, 1998 and 1997 are as follows:

                                                      1998            1997
                                                  ------------    ------------
Property and equipment........................    $    855,656    $    696,006
Accrued liabilities...........................         408,438         380,900
Capitalized costs.............................        (675,204)       (559,986)
Allowance for credit losses...................         441,880         143,557
Gain on sale of Contracts.....................     (20,164,719)    (13,550,790)
Net operating losses..........................      14,055,868      11,584,583
Credit carryover..............................          18,211          18,211
State taxes...................................         525,415         347,358
                                                  ------------    ------------
                                                  $ (4,534,455)   $   (940,161)
                                                  ============    ============

     At December 31, 1998, the Company had net operating loss carryforwards for federal and state purposes of $35.2 million and $26.3 million, respectively. The net operating loss carryforwards begin to expire after 2009 and 1999, respectively.

NOTE 17 -- WARRANTS

     At December 31, 1998, the Company had the following warrants outstanding to purchase shares of common stock:

                                            BALANCE          NET         BALANCE          NET         BALANCE
                                          OUTSTANDING    REDUCTIONS    OUTSTANDING    REDUCTIONS    OUTSTANDING
                                               AT            TO             AT            TO             AT
                               EXERCISE   DECEMBER 31,   OUTSTANDING   DECEMBER 31,   OUTSTANDING   DECEMBER 31,
                                PRICE         1996        WARRANTS         1997        WARRANTS         1998
                               --------   ------------   -----------   ------------   -----------   ------------
Warrants.....................   $ 0.03      116,922           0          116,922        115,286         1,636
Warrants.....................   $ 0.51       84,311           0           84,311              0        84,311
Warrants.....................   $11.50       16,332           0           16,332              0        16,332
Warrants.....................   $17.15        3,791           0            3,791              0         3,791
Warrants.....................   $ 8.88            0           0                0              0       180,529
                                            -------           --         -------        -------       -------
          Total..............               221,356           0          221,356        115,286       286,599
                                            =======           ==         =======        =======       =======

     At December 31, 1998, all the Company's warrants outstanding to purchase shares of common stock were exercisable.

     During the year ended December 31, 1998 warrants of 115,286 were exercised at a price of $0.03. No warrants were exercised during 1997.

NOTE 18 -- NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company's potential common stock on net income per share.

                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                     1998        1997        1996
                                                   --------    --------    --------
                                                   (IN THOUSANDS, EXCEPT NET INCOME
                                                              PER SHARE)
Net income.......................................   $6,076      $1,302      $6,116
Weighted average shares outstanding..............    6,112       6,000       5,159
Net effect of dilutive stock options/warrants....      231         294         426
                                                    ------      ------      ------
Fully diluted weighted average shares
  outstanding....................................    6,425       6,294       5,585
                                                    ======      ======      ======
Net income Per Share.............................   $ 0.99      $ 0.22      $ 1.19
                                                    ======      ======      ======
Net income Per Share Assuming Full Dilution......   $ 0.95      $ 0.21      $ 1.09
                                                    ======      ======      ======

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and Cash Equivalents: The carrying amount approximates fair value because of the short maturity of those investments.

          Warehouse borrowings and revolving credit lines: The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics.

          Contracts held for sale: The fair value of Contracts held for sale is based on the estimated proceeds expected on securitization of the Contracts held for sale.

          Credit enhancement assets: The carrying amount is accounted for at an estimated fair value which is calculated by discounting the excess spread using a current market discount rate.

          Hedging. The fair value of the Company's outstanding forward agreements are estimated based on current rates offered to the Company for forward agreements with similar terms and conditions.

     The estimated fair values of the Company's financial instruments are as follows at December 31:

                                              1998                   1997
                                       -------------------    ------------------
                                       CARRYING     FAIR      CARRYING     FAIR
                                        AMOUNT      VALUE      AMOUNT     VALUE
                                       --------    -------    --------    ------
                                                     (IN MILLIONS)
Cash and cash equivalents............  $   1.9     $   1.9     $  0.9     $  0.9
Contracts held for sale..............  $ 152.8     $ 163.5     $ 64.3     $ 68.4
Credit enhancement assets............  $ 112.9     $ 112.9     $ 71.7     $ 71.7
Warehouse borrowings.................  $(150.0)    $(150.0)    $(60.5)    $(60.5)
Revolving credit and residual
  lines..............................  $ (49.6)    $ (49.6)    $(30.0)    $(30.0)
Hedging
Forward agreements...................  $  (1.2)    $  (0.9)       N/A     $ (1.1)

NOTE 20 -- RELATED PARTIES

     The Company has a note receivable from a certain shareholder in the amount of $175,000. The note bears interest at 6.66% per annum. Principal and accrued interest are due on December 20, 1999.

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                       ------------------------------------------------
                                                       MARCH 31(1)   JUNE 30(1)   SEPT. 30(1)   DEC. 31
                                                       -----------   ----------   -----------   -------
                                                                        (IN THOUSANDS)
1998
  Interest income....................................    $4,481        $5,222       $7,001      $5,245
  Interest expense...................................     2,821         3,617        4,214       3,985
  Net interest income................................     1,660         1,605        2,787       1,260
  Provision for credit losses........................       307           325          598         350
  Income before income taxes.........................     1,269         1,872        2,996       4,249
  Income taxes.......................................       527           777        1,243       1,763
  Net income.........................................       742         1,095        1,753       2,486
  Net income per common share (Basic)................    $ 0.12        $ 0.18       $ 0.28      $ 0.40
  Net income per common share (Diluted)..............    $ 0.12        $ 0.17       $ 0.27      $ 0.39
1997(1)
  Interest income....................................    $1,882        $3,266       $3,660      $3,491
  Interest expense...................................     1,055         1,830        2,096       2,280
  Net interest income................................       827         1,435        1,564       1,211
  Provision for credit losses........................       293           211          100         181
  Income (Loss) before income taxes..................       348         1,510          899        (470)
  Income taxes.......................................       150           650          387        (202)
  Net income (Loss)..................................       198           860          512        (268)
  Net income (Loss) per common share (Basic).........    $ 0.03        $ 0.14       $ 0.09      $(0.04)
  Net income (Loss) per common share (Diluted).......    $ 0.03        $ 0.13       $ 0.08      $(0.04)

---------------
(1) As discussed in Note 2, all quarters in 1997 and the first three quarters in 1998 have been restated to reflect the change in method of measuring in accounting for credit enhancement assets. The amounts of net income and diluted net income per common share previously reported are discussed within the Company's Form 10-Q/As for the three months ending March 31, 1998, June 30, 1998 and September 30, 1998.

NOTE 22 -- SUBSEQUENT EVENTS (UNAUDITED)

     In the first quarter of 1999, the Company securitized contracts totaling $310.0 million.

                               INDEX TO EXHIBITS

                                                                             SEQUENTIALLY
  EXHIBIT                                                                      NUMBERED
    NO.                                DESCRIPTION                               PAGE
-----------                            -----------                           ------------
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

        *10.1 through 10.91 Omitted.


   **10.92     Form of Pooling and Servicing Agreement between Onyx
               Acceptance Financial Corporation, Onyx Acceptance
               Corporation and Bankers Trust Company in connection with
               1997-1 Grantor Trust........................................
   **10.93     Form of Underwriting Agreement between Onyx Acceptance
               Financial Corporation and Merrill Lynch, Pierce, Fenner and
               Smith Incorporated in connection with 1997-1 Grantor
               Trust.......................................................
    #10.94     Form of Pooling and Servicing Agreement between Onyx
               Acceptance Financial Corporation, Onyx Acceptance
               Corporation and Bankers Trust Company in connection with
               1997-2 Grantor Trust........................................
    #10.95     Form of Underwriting Agreement between Onyx Acceptance
               Financial Corporation and Merrill Lynch, Pierce, Fenner and
               Smith Incorporated in connection with 1997-2 Grantor
               Trust.......................................................
   ##10.96     Form of Pooling and Servicing Agreement between Onyx
               Acceptance Financial Corporation, Onyx Acceptance
               Corporation and Bankers Trust Company in connection with
               1997-3 Grantor Trust........................................
   ##10.97     Form of Underwriting Agreement between Onyx Acceptance
               Financial Corporation and Merrill Lynch Pierce, Fenner and
               Smith Incorporation in connection with 1997-3 Grantor
               Trust.......................................................
  ###10.98     1997-4 Spread Account Trust Agreement between Onyx
               Acceptance Financial Corporation and Bankers Trust
               (Delaware) Dated as of December 12, 1997....................
  ###10.99     Form of Pooling Servicing Agreement between Onyx Acceptance
               Corporation, Onyx Acceptance Financial Corporation, and
               Bankers Trust Company in connection with the 1997-4 Onyx
               Acceptance Grantor Trust....................................
  ###10.100    Form of Underwriting Agreement between Onyx Acceptance
               Financial Corporation, Onyx Acceptance Corporation and
               Merrill Lynch & Co. in connection with the 1997-4 Onyx
               Acceptance Grantor Trust....................................
   ++10.101    Term Loan Agreement by and between Bay View Capital
               Corporation and Onyx Acceptance Corporation Dated February
               24, 1998....................................................

 .102   ++10    Master Repurchase Agreement Annex by and between Merrill Lynch
               Mortgage Capital Inc. and Onyx Acceptance Funding Corporation dated
               February 4, 1998.
   ++10.103    Master Assignment Agreement by and between Merrill Lynch Mortgage
               Capital Inc. and Onyx Acceptance Funding Corporation dated February
               4, 1998........................................................
  +++10.104    Amended and Restated Residual Interest In Securitized Assets
               Revolving Credit Agreement Dated June 12, 1998 by and among Onyx
               Acceptance Corporation, State Street Bank and Trust Company,
               BankBoston and The Travelers Insurance Company.................
  +++10.105    Amended and Restated Pledge and Security Agreement Dated June 12,
               1998 by and among Onyx Acceptance Corporation, State Street Bank and Trust Company, BankBoston and The Travelers Insurance
               Company........................................................
 ++++10.106    Amended and Restated Sale and Servicing Agreement between Onyx
               Acceptance Corporation and Onyx Acceptance Financial Corporation
               dated as of September 4, 1998..................................
 ++++10.107    Amended and Restated Triple-A One Funding Corporation Credit
               Agreement between and among Onyx Acceptance Financial Corporation,
               Triple-A One Funding Corporation, CapMAC Financial Services, Inc.
               and Capital Markets Assurance Corporation dated as of September 4,
               1998...........................................................
 ++++10.108    Amended and Restated Triple-A One Funding Corporation Security
               Agreement between and among Onyx Acceptance Financial Corporation,
               Triple-A One Funding Corporation and Capital Markets Assurance
               Corporation dated as of September 4, 1998......................
 ++++10.109    Amended and Restated Subordinated Security Agreement between Onyx
               Acceptance Corporation and Onyx Acceptance Financial Corporation
               dated as of September 4, 1998..................................
 ++++10.110    Amended and Restated Insurance and Indemnity Agreement between and among Onyx Acceptance Corporation, Capital Markets Assurance
               Corporation, Onyx Acceptance Financial Corporation and Triple-A One
               Funding Corporation dated as of September 4, 1998..............
 ++++10.111    Master Loan Agreement Between Onyx Acceptance Funding Corporation
               and Salomon Brothers Realty Corp. Dated September 3, 1998......
 ####10.112    Form of Pooling and Servicing Agreement between Onyx Acceptance
               Corporation, Onyx Acceptance Financial Corporation, and Bankers
               Trust Company in connection with the 1998-1 Onyx Acceptance Grantor
               Trust..........................................................
 ####10.113    Form of Underwriting Agreement between Onyx Acceptance Financial
               Corporation, Onyx Acceptance Corporation and Merrill Lynch & Co. in
               connection with the 1998-1 Onyx Acceptance Grantor Trust.......
#####10.114    Form of Sale and Servicing Agreement between Onyx Acceptance
               Corporation, Onyx Acceptance Financial Corporation, and Chase
               Manhattan Bank in connection with the Onyx Acceptance Owner Trust
               1998-A.........................................................
#####10.115    Form of Sale and Servicing Agreement between Onyx Acceptance
               Corporation, Onyx Acceptance Financial Corporation, and Chase
               Manhattan Bank in connection with the Onyx Acceptance Owner Trust
               1998-B.........................................................

 .116#####10    Form of Sale and Servicing Agreement between Onyx Acceptance
               Corporation, Onyx Acceptance Financial Corporation, and Chase
               Manhattan Bank in connection with the Onyx Acceptance Owner Trust
               1998-C.
     10.117    Amendment Number One Dated December 22, 1998 to Amended and
               Restated Onyx Warehouse Facility and Assignment and Assumption
               Agreement......................................................
     21.1      Subsidiaries of the Registrant.................................
     23.1      Consent of Independent Accountants.............................
     27.1      Financial Data Schedule........................................

        -----------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680).

** Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-22301).

+ Incorporated by reference from the Company's Current Report on Form 8-K dated July 8, 1997.

# Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-28893).

## Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-33471).

###         Incorporated by reference from the Company's Registration Statement
            on Form S-1 (Registration No.           ).

++ Incorporated by reference from the Company's Form 10-Q for quarterly period ended March 31, 1998.

+++ Incorporated by reference from the Company's Form 10-Q for quarterly period ended June 30, 1998.

++++ Incorporated by reference from the Company's Form 10-Q for quarterly period ended September 30, 1998.

#### Incorporated by reference from the Company's Registration Statement on Form S-3 (Registration No. 333-46359).

##### Incorporated by reference from the Company's Registration Statement on Form S-3 (Registration No. 333-51239).