Form 10-Q
period 1999-03-31
ONYX ACCEPTANCE CORP
filed 1999-05-17
CIK 1006614

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               YES [X]     NO [ ]

   As of May 14, 1999 there were 6,171,034 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                                      PAGE
                                                                                                      ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition at March 31, 1999 and
           December 31, 1998........................................................................    3
         Condensed Consolidated Statements of Income for the three months ended
           March 31, 1999 and March 31, 1998........................................................    4
         Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 1999 and March 31, 1998........................................................    5
         Notes to Condensed Consolidated Financial Statements.......................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......    8

Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................   15

PART II. OTHER INFORMATION

Item 5.  Other Information..........................................................................   15

Item 6.  Exhibits and Reports on Form 8-K...........................................................   22

SIGNATURES..........................................................................................   23

EXHIBIT INDEX.......................................................................................   24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     MARCH 31,         DECEMBER 31,
                                                                        1999               1998
                                                                    ------------       ------------
                            ASSETS                                  (UNAUDITED)
Cash & cash equivalents .....................................       $  5,432,252       $  1,928,991
Credit enhancement assets ...................................        119,310,537        112,953,193
Contracts held for sale (Net of allowance) ..................        191,561,098        152,760,781
Other assets ................................................          9,446,375          7,778,759
                                                                    ------------       ------------
           Total assets .....................................       $325,750,262       $275,421,724
                                                                    ============       ============

                         LIABILITIES

Accounts payable ............................................       $ 21,410,213       $ 10,959,913
Debt ........................................................        244,995,708        209,600,061
Other liabilities ...........................................         13,347,892         11,038,029
                                                                    ------------       ------------
          Total liabilities .................................        279,753,813        231,598,003

                           EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000 shares;
    issued and outstanding 6,171,034 as of March 31, 1999
    and December 31, 1998 ...................................             61,710             61,710
Paid in capital .............................................         37,839,151         37,839,151
Retained earnings ...........................................          8,095,588          5,922,860
                                                                    ------------       ------------
           Total equity .....................................         45,996,449         43,823,721
                                                                    ------------       ------------
           Total liabilities and equity .....................       $325,750,262       $275,421,724
                                                                    ============       ============


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                  1999             1998
                                              -----------       -----------
                                              (UNAUDITED)
REVENUES:
Interest income .......................       $ 5,766,369       $ 4,480,550
Interest expense ......................         4,235,200         2,820,986
                                              -----------       -----------
Net interest income ...................         1,531,169         1,659,564

Gain on sale of contracts .............        12,327,584         8,151,110
Service fee income ....................         5,709,353         1,968,641

Total Revenues ........................        19,568,106        11,779,315

EXPENSES:
    Provision for credit losses .......           499,914           306,988
    Salaries and benefits .............         9,247,925         5,941,169
    Depreciation ......................           709,583           426,982
    Occupancy .........................           829,524           372,441
    General and administrative expenses         4,567,096         3,462,744
                                              -----------       -----------
Total Expenses ........................        15,854,042        10,510,324
                                              -----------       -----------
Net Income before Taxes ...............         3,714,064         1,268,991
    Income Taxes ......................         1,541,336           526,631
                                              -----------       -----------
Net Income after Taxes ................       $ 2,172,728       $   742,360
                                              ===========       ===========

Net Income per share - Basic ..........       $      0.35       $      0.12
Net Income per share - Diluted ........       $      0.34       $      0.12

Basic Shares Outstanding ..............         6,171,034         6,024,820
Diluted Shares Outstanding ............         6,414,445         6,420,551


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------------
                                                                    1999                 1998
                                                                -------------        -------------
                                                                 (UNAUDITED)
OPERATING ACTIVITIES:

Net cash used in operating activities ...................       $ (29,764,514)       $ (29,236,094)

INVESTING ACTIVITIES:
     Purchases of property and equipment ................          (2,025,893)            (678,605)
                                                                -------------        -------------
Cash used in investing activities .......................          (2,025,893)            (678,605)

FINANCING ACTIVITIES:
     Proceeds from exercise of options/warrants .........                  --                4,553
     Payments on capital lease obligations ..............            (101,979)            (140,589)
     Payments on excess servicing  line of credit .......          (7,653,046)          (3,548,732)
     Proceeds from drawdown on excess servicing
       line of credit ...................................           9,000,000            6,000,000
     Paydown of warehouse lines related to securitization
       and sale .........................................        (299,000,000)        (184,006,000)
     Proceeds from warehouse lines ......................         333,048,693          205,360,997
     Proceeds from subordinated debt ....................                  --           10,000,000
     Payments in other loans ............................                  --              (83,774)
                                                                -------------        -------------
Net cash provided by financing activities ...............          35,293,668           33,586,455
                                                                -------------        -------------
              Increase in cash and cash equivalents .....           3,503,261            3,671,756

Cash and cash equivalents at beginning of period ........           1,928,991              991,010
                                                                -------------        -------------
Cash and cash equivalents at end of period ..............       $   5,432,252        $   4,662,766
                                                                =============        =============

Supplemental Disclosures of Cash Flow
  Information:

Interest paid ...........................................       $   4,059,110        $   2,826,407
Capital lease additions .................................       $          --        $      86,786


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

   USE OF ESTIMATES

   In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of credit enhancement assets and the gain on sale of contracts. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such estimates. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

NOTE 2 - CONTRACTS HELD FOR SALE

   Contracts held for sale consisted of the following:

                                             MARCH 31,            DECEMBER 31,
                                                1999                  1998
                                           -------------          -------------
Contracts held for sale ..........         $ 200,835,569          $ 160,386,439
Less unearned interest ...........           (10,203,304)            (8,434,206)
                                           -------------          -------------
                                             190,632,265            151,952,233
Allowance for credit losses ......            (1,245,581)            (1,052,178)
Dealer participation .............             2,174,414              1,860,726
                                           -------------          -------------
Total ............................         $ 191,561,098          $ 152,760,781
                                           =============          =============

NOTE 3 -- CREDIT ENHANCEMENT ASSETS

   SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

   Credit enhancement assets consisted of the following:

                                      MARCH 31,         DECEMBER 31,
                                         1999               1998
                                     ------------       ------------
            Trust receivable ....    $  3,712,501       $  3,712,501
            RISA ................     115,598,036        109,240,692
                                     ------------       ------------
                 Total ..........    $119,310,537       $112,953,193
                                     ============       ============

   Retained interest in securitized assets ("RISA") is capitalized upon securitization of contracts and represent the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

   Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the contracts.

   Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes. As of March 31, 1999 the market value of RISA approximated cost. The Company retains the rights to service all contracts it securitizes.

   The following table presents the balances and activity for RISA:

                                       MARCH 31,          DECEMBER 31,
                                          1999                1998
                                     -------------        -------------
            Beginning Balance ....   $ 109,240,692        $  64,357,850
            Additions ............      23,459,379           80,632,733
            Amortization .........     (17,102,035)         (35,749,891)
                                     -------------        -------------
            Ending Balance ......    $ 115,598,036        $ 109,240,692
                                     =============        =============

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

                                                             MARCH 31,         DECEMBER 31,
                                                                1999               1998
                                                           --------------     --------------
        Estimated net undiscounted RISA earnings ....      $  193,278,192     $  176,600,869
        Off balance sheet allowance for losses ......         (59,286,672)       (51,009,542)
        Discount to present value ...................         (18,393,484)       (16,350,635)
                                                           --------------     --------------
        Retained interest in securitized assets .....      $  115,598,036     $  109,240,692
                                                           ==============     ==============
        Outstanding balance of contracts sold
          through securitizations ...................      $1,342,146,137     $1,183,157,096

NOTE 4 - NET INCOME PER SHARE

   The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        --------------------------
                                                           1999            1998
                                                        ----------      ----------
       Net Income ................................      $2,172,728      $  742,360
                                                        ==========      ==========

       Weighted average shares outstanding .......       6,171,034       6,024,820
       Net effect of dilutive stock
         options/warrants ........................         243,411         395,731
       Diluted weighted average shares outstanding       6,414,445       6,420,551

       Net income per share:

       Basic EPS .................................      $     0.35      $     0.12
                                                        ==========      ==========
       Diluted EPS ...............................      $     0.34      $     0.12
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

   Onyx Acceptance Corporation ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships, and to a lesser extent, the origination or purchase of motor vehicle loans on a direct basis through its subsidiaries, to consumers throughout the United States (collectively the "Contracts"). The Company focuses its efforts on acquiring Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile.

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

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

   Net interest income is the difference between the rate earned on Contracts and the interest costs associated with the Company's borrowings. Net interest income totaled $1.5 million for the three months ended March 31, 1999 compared to $1.7 million for the same period in 1998. The reduction in net interest income was due primarily to an increase in the ratio of the Company's total debt to Contracts held for sale for the period ending March 31, 1999, as compared to the same period in 1998.

    Prior to securitizing Contracts, the Company earns interest income on its Contracts, pays interest on funds used to purchase the Contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income as a component of servicing income.

GAIN ON SALE OF CONTRACTS

   The Company recorded a gain on sale of Contracts of $12.3 million for the three months ended March 31, 1999, compared to $8.2 million for the same period of 1998. The increase in the gain on sale is primarily the result of an increase in Contracts sold. Contracts sold during the first quarter of 1999 totaled $310 million compared to a combined sale and securitization of $188 million during the same period of 1998. Net interest rate spreads, inclusive of all costs, increased to 3.44% for the first quarter 1999 securitization vs. 3.40% for the securitization completed in the first quarter 1998. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are reduced through hedging activities. To protect against changes in interest rates, the Company may hedge Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.

SERVICE FEE INCOME

    Service fee income includes retained interest income, contractual servicing income and other fee income. Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Retained interest income is dependent upon the average excess spread on the Contracts sold and the size of the serviced portfolio. Changes in the amount of prepayments and credit losses may also affect the amount and timing of retained interest income. Contractual service fee income is earned at a rate of 1% per annum on the outstanding balance of Contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and is dependent on the number of Contracts originated and the size of the servicing portfolio. Increased competition may also affect the amount of other fee income that the Company may earn when originating or servicing Contracts.

    Service fee income increased to $5.7 million during the first quarter of 1999 from $2.0 million during the same period in 1998, due primarily to higher amounts of contractual service fees, late fees, and document fees related to the growth in the servicing portfolio.

PROVISION FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the loans are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled $499,914 for the quarter ended March 31, 1999 compared to $306,988 for the same period in 1998. Provision for credit losses consists of net credit losses incurred during the period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $310,925 during the first quarter of 1999 compared to $197,676 in the first quarter of 1998. The increase in net credit losses was due to an increase in the average Contracts held for sale in the period. Future provisions totaled $188,989 and $109,312 for the first quarter of 1999 and 1998 respectively. Contracts held for sale increased to $191.6 million for the first quarter of 1999 versus $152.8 million for the first quarter of 1998.

OPERATING EXPENSES

    Total operating expenses were $15.4 million for the three months ended March 31, 1999 compared to $10.2 million for the same period in 1998. The increase in total operating expenses is primarily attributable to an increase in the amount of Contracts serviced by the Company. The serviced portfolio increased to $1.5 billion at March 31, 1999 from $884.7 million at March 31, 1998.

    The Company incurred salary and benefit expenses of $9.2 million during the first quarter of 1999 compared with $5.9 million for the first quarter of 1998, an increase of 55.9%. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company increased from 403 at March 31, 1998 to 607 at March 31, 1999.

    Depreciation expenses increased to $709,583 for the three months ended March 31, 1999 compared to $426,982 for the same period of 1998 as the Company continued to invest in technology and infrastructure. Expansion into new states and the relocation of the Company's corporate headquarters resulted in an increase in occupancy costs to $829,524 for the three months ending March 31, 1999 from $372,441 in the like period in 1998. General and administrative expenses increased to $4.6 million in the first quarter of 1999 from $3.5 million in the first quarter of 1998, due primarily to an increase in the dollar amount of the servicing portfolio.

INCOME TAXES

    The Company files federal and state tax returns. The effective tax rates for March 31, 1999 and 1998 were 41.5%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

    Contracts held for sale totaled $191.6 million at March 31, 1999, compared to $152.8 million at December 31, 1998. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $310 million during the first quarter of 1999 compared to a combined securitization and sale of $188 million during the first quarter of 1998. The Company plans to continue to securitize Contracts on a regular basis.

    The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                             FOR THE QUARTERS ENDED
                                                            ------------------------------------------------------------
                                                            MAR. 31,   JUNE 30,     SEPT. 30,     DEC. 31,     MAR. 31,
                                                              1998        1998         1998         1998         1999
                                                            --------   ----------   ----------   ----------   ----------
                                                                               (DOLLARS IN THOUSANDS)
       Contracts purchased/originated during period ....    $218,204   $  229,660   $  286,470   $  304,200   $  357,757
       Average monthly volume during period ............      72,735       76,553       95,490      101,400      119,252
       Gain on sale of Contracts .......................       8,151        8,083        9,677       10,506       12,328
       Contracts securitized during period .............     173,000      208,759      250,000      280,000      310,000
       Contracts sold during period ....................      15,000            0            0            0            0
       Servicing portfolio at period end ...............     884,692    1,009,246    1,176,153    1,345,961    1,542,612

                                  ASSET QUALITY

   The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At March 31, 1999, delinquencies represented 2.08% of the amount of Contracts in its servicing portfolio compared to 1.77% at March 31, 1998, and 2.83% at December 31, 1998. Net charge-offs as a percentage of the average servicing portfolio were 1.73% for the quarter ended March 31, 1999, compared to 1.84% for the same period in 1998. The levels of delinquencies at March 31, 1999, increased over March 31, 1998, primarily due to the relocation of the collection and customer service areas in conjunction with the relocation of the corporate headquarters in December of 1998.

   Management has increased its off balance sheet reserves as a percentage of the average serviced portfolio sold. Reserves have increased from 3.96% at March 31, 1998, to 4.42% at March 31, 1999. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitized Contracts.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO


                                                        MARCH 31,                 DECEMBER 31,
                                                          1999                        1998
                                               -----------------------      -----------------------
                                                 AMOUNT          NO.          AMOUNT          NO.
                                               ----------      -------      ----------      -------
                                                        (DOLLARS IN THOUSANDS)
       Servicing portfolio ...............     $1,542,612      151,037      $1,345,961      131,862
       Delinquencies(1)(2)
                    31-59 days ...........         19,282        2,049          26,410        2,766
                    60-89 days ...........          6,747          711           6,876          691
                    90+ days .............          5,987          543           4,790          455
                                               ----------      -------      ----------      -------
       Total .............................     $   32,016        3,303      $   38,076        3,912
                                               ==========      =======      ==========      =======
       Total delinquencies as a percent of
       Servicing portfolio ...............           2.08%        2.19%           2.83%        2.97%

(1) Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.


                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                      1999           1998
                                                   ----------      --------
                                                    (DOLLARS IN THOUSANDS)
       Period end Contracts outstanding ......     $1,542,612      $884,692
       Average servicing portfolio(1) ........     $1,435,409      $815,922
       Number of gross charge-offs ...........          1,307           818
       Gross charge-offs .....................     $    7,040      $  4,458
       Net charge-offs(2) ....................     $    6,221      $  3,762
       Annualized net charge-offs as a percent
         of average Servicing portfolio ......           1.73%         1.84%

(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

     THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH MARCH 31,1999:

   Month        96-1  96-2  96-3   96-4  97-1  97-2  97-3  97-4  98-1  98-A  98-B  98-C  99-A
   -----        ----  ----  ----   ----  ----- ----  ----  ----  ----  ----  ----  ----  ----
     1          0.00% 0.01% 0.00%  0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00%
     2          0.03% 0.07% 0.02%  0.02% 0.00% 0.00% 0.00% 0.00% 0.01% 0.01% 0.00% 0.02% 0.00%
     3          0.05% 0.20% 0.07%  0.05% 0.03% 0.02% 0.02% 0.01% 0.02% 0.03% 0.02% 0.02%
     4          0.11% 0.33% 0.16%  0.14% 0.06% 0.07% 0.09% 0.04% 0.08% 0.07% 0.08% 0.04%
     5          0.23% 0.46% 0.43%  0.24% 0.13% 0.22% 0.13% 0.11% 0.14% 0.14% 0.19% 0.15%
     6          0.40% 0.78% 0.54%  0.38% 0.26% 0.32% 0.24% 0.20% 0.24% 0.23% 0.33%
     7          0.69% 0.98% 0.74%  0.53% 0.37% 0.59% 0.36% 0.28% 0.40% 0.37% 0.45%
     8          0.82% 1.15% 0.97%  0.81% 0.52% 0.80% 0.47% 0.43% 0.53% 0.55%
     9          0.93% 1.39% 1.13%  0.98% 0.60% 0.91% 0.62% 0.55% 0.68% 0.73%
     10         1.15% 1.52% 1.32%  1.18% 0.76% 1.07% 0.73% 0.72% 0.85% 1.03%
     11         1.25% 1.69% 1.47%  1.43% 0.92% 1.26% 0.81% 0.87% 1.04%
     12         1.47% 1.94% 1.60%  1.63% 1.02% 1.42% 0.94% 0.95% 1.20%
     13         1.65% 2.08% 1.77%  1.73% 1.13% 1.58% 1.10% 1.08% 1.33%
     14         1.79% 2.34% 1.94%  1.87% 1.23% 1.68% 1.23% 1.19%
     15         2.02% 2.52% 2.09%  2.07% 1.40% 1.80% 1.38% 1.36%
     16         2.25% 2.76% 2.27%  2.23% 1.56% 1.97% 1.58% 1.42%
     17         2.43% 2.89% 2.42%  2.33% 1.68% 2.10% 1.68%
     18         2.59% 3.10% 2.57%  2.49% 1.75% 2.23% 1.77%
     19         2.77% 3.14% 2.70%  2.62% 1.85% 2.35% 1.91%
     20         2.93% 3.30% 2.83%  2.73% 1.92% 2.48%
     21         3.06% 3.47% 2.94%  2.84% 1.98% 2.59%
     22         3.15% 3.60% 3.00%  2.93% 2.09% 2.72%
     23         3.21% 3.70% 3.08%  3.02% 2.17%
     24         3.28% 3.81% 3.17%  3.10% 2.22%
     25         3.40% 3.93% 3.28%  3.22% 2.31%
     26         3.43% 4.06% 3.38%  3.29%
     27         3.55% 4.13% 3.43%  3.39%
     28         3.60% 4.22% 3.54%  3.46%
     29         3.73% 4.23% 3.59%
     30         3.75% 4.29% 3.69%
     31         3.79% 4.31% 3.77%
     32         3.85% 4.33%
     33         3.88% 4.37%
     34         3.90% 4.39%
     35         3.94% 4.39%
     36         3.94%
     37         3.94%
     38         3.99%

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

   Cash used in operating activities was $29.8 million for the three months ended March 31, 1999, compared to $29.2 million used in the three months ended March 31, 1998. The increase in Contract purchases was partially offset by the increase in the first quarter securitization, causing a minimal change in cash used in operating activities over the prior period. Cash used in investing activities was $2.0 million for the quarter ended March 31, 1999, compared to $678,605 for the quarter ended March 31, 1998. A reduction in the use of the Company's capital lease lines coupled with the relocation of the Company's corporate headquarters contributed to the increase in investing activities. Cash provided by financing activities was $35.3 million for the quarter ended March 31, 1999, compared to $33.6 million for the quarter ended March 31, 1998. Proceeds from the use of the Company's warehouse lines contributed to the change in cash provided by financing activities.

   CP Facility. As of March 31, 1999, the Company was party to a $375 million auto loan warehousing program (the "CP Facility"), with Triple-A One Funding ("Triple A"). The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit lender sponsored by MBIA Insurance Corporation, ("MBIA"). MBIA provides credit enhancement to Triple-A by issuing a financial guarantee insurance policy covering all principal and interest obligations owed by the Company related to borrowings under the CP Facility. The Company pledges Contracts as collateral to borrow from Triple-A. The CP Facility term, as amended, was renewed for a three-year period ending in September 2001, subject to the annual renewal of a liquidity facility provided by several financial institutions. After maturity in September 2001, the CP Facility is subject to annual renewals upon mutual consent of the parties.

   The Merrill Line. The Company has a $100 million line with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), (the "Merrill Line") which provides funding for the purchase or origination of Contracts and is used in concert with the CP Facility the Company currently has in place. The Merrill Line has been renewed for a term of one year and currently matures in February 2000.

   The Residual Lines. Onyx Acceptance Funding Corporation, ("Fundco") has two $50 million residual facilities with MLMCI and Salomon Smith Barney Realty Corporation, ("SBRC"), respectively, (the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral based formula that sets borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations, and, with respect to the MLMCI facility, a percentage of the amount of the Merrill Line outstanding on a quarterly basis. The facility provided by MLMCI has been renewed and currently matures in February 2000; the facility provided by SBRC currently matures in September 1999.

   Revolving Facility. As of March 31, 1999, the Company was party to a collateralized revolving line of credit, ("Revolving Facility"), with a lending group for up to $45 million, for working capital and other expenditures for which the Company's CP Facility and Merrill Line are not available. Under the Revolving Facility, currently maturing in June 1999, the Company may borrow and repay during the two-year revolving period up to $45 million.

   The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of March 31, 1999.

   Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

   Securitization. Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed a AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $310 million during the first quarter of 1999.

   The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase contracts, thereby creating availability for the purchase of additional Contracts. Since 1994, the Company has securitized $2.3 billion of its Contracts in 15 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust which issued pass-through certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

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

                                    YEAR 2000

   The Company is substantially dependent on its and third party computer systems, business applications and other information technology systems ("IT systems"), due to the nature of its consumer finance business and the increasing number of electronic transactions in the industry. Historically, many IT systems were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failures. Given the Company's reliance on its computer systems, the Company's results of operations and cash flows could be materially adversely affected by any significant errors or failures.

   The Company has developed and is in the midst of executing a comprehensive plan designed to address the "Year 2000" issue for its in house and third party IT applications. Last year, the Company completed a detailed risk assessment of its various in house and third party computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. The Company assembled survey data from third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential exposure to any non-compliant systems operated by these parties. During the third quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its in house and third party systems and applications.

   The Company currently estimates that its costs related to Year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $450,000 in 1999. The amount expected to be expended during 1999 represents approximately 9% of the Company's IT budget. By the third quarter of 1999, the Company expects to undergo third party review of its Year 2000 remediation efforts. This third party review will include an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's computer code. The Company currently expects that its Year 2000 remediation efforts will be completed during the third quarter of 1999. The Company expenses Year 2000 remediation costs as incurred. The Company believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary processes of its Year 2000 plan. The Company plans to continuously monitor the status of completion of its Year 2000 plan and, based on such information, will develop contingency plans as necessary.

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

   SFAS No. 133 is effective in the first quarter of 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. As a result, the Company employs various hedging strategies to limit certain risks of interest rate fluctuations. See "Management's Discussion and Analysis -- Interest Rate Exposure and Hedging" and "Risk Factors -- We are Subject to Interest Rate Fluctuations" and Note 5 included in the Company's 1998 Annual Report on Form 10-K for additional information regarding such market risks.

PART II. OTHER INFORMATION

Item 5. Other Information.

FORWARD LOOKING STATEMENTS

   The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a new "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of Onyx Acceptance Corporation with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Onyx Acceptance Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of the lending markets of Onyx Acceptance Corporation; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto lending operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

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

WE NEED SUBSTANTIAL LIQUIDITY.

   We require a substantial amount of liquidity to operate our business. Among other things, we use such liquidity to:

   o  acquire Contracts;

   o  pay dealer participation;

   o  pay securitization costs and fund spread accounts;

   o  settle hedge transactions;

   o  satisfy working capital requirements and pay operating expenses; and

   o  pay interest expense.

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

   Whether the CP Facility continues to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facility and comply with certain financial covenants contained in the sale and servicing agreement between us, as seller, and our wholly-owned special purpose finance subsidiary, OAFC, as purchaser. These financial covenants include:

   o  a minimum ratio of net worth to total assets;

   o  a maximum ratio of credit enhancement assets to tangible net worth;

   o  earnings before interest, depreciation and taxes coverage ratio; and

   o  minimum cash on hand.

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

   Whether our Revolving Facility continues to be available to us depends on, among other things, whether we meet financial covenants that are substantially similar to those of the CP Facility, except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth. Additionally, we are subject, under the documentation governing the Residual Lines, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a securitization. The loss of access to the Revolving Facility or the Residual Lines could materially and adversely affect our operations, financial condition and cash flows.

WE DEPEND ON SECURITIZATIONS TO GENERATE REVENUE.

   We rely significantly upon securitizations to generate cash proceeds for repayment of our warehouse credit facilities and to create availability to purchase additional Contracts. Further, gain on sale of Contracts generated by our securitizations represents a significant portion of our revenues. Our ability to complete securitizations of our Contracts is affected by the following factors, among other things:

   o  conditions in the securities markets generally;

   o  conditions in the asset-backed securities market specifically;

   o  the credit quality of our portfolio of Contracts; and

   o  our ability to obtain credit enhancement.

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

WE DEPEND ON CREDIT ENHANCEMENT.

   From inception through March 31, 1999, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or its predecessor in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to us. MBIA is not required to insure future securitizations and we are not restricted in our ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. We cannot assure you that:

   o we will be able to continue to obtain credit enhancement in any form from MBIA;

   o we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

   o  future securitizations will be similarly rated.

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

   We also have exposure to interest rate fluctuations under the Residual Lines. The interest rates are based on a LIBOR and Prime Rate. The LIBOR lines reset each month while the Prime Rate line is reset at any change in the Prime rates. In periods of increasing interest rates, our cash flows, results of operations and financial condition could be adversely affected.

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

WE WILL BE ADVERSELY AFFECTED IF WE LOSE SERVICING RIGHTS.

   Our results of operations, financial condition and cash flows would be materially and adversely affected if any of the following were to occur:

   o loss of the servicing rights under our sale and servicing agreement for the CP Facility;

   o loss of the servicing rights under the applicable pooling and servicing or sale and servicing agreement of a grantor trust and owner trust, respectively; or

   o a trigger event that would block release of future servicing cash flows from the grantor trusts' or owner trusts' respective spread accounts.

   We are entitled to receive servicing income only while we act as servicer under the applicable sales and servicing agreement or pooling and servicing agreement for securitized Contracts. Under the CP Facility, our right to act as servicer can be terminated by MBIA, as program manager, upon the occurrence of certain events.

OUR QUARTERLY EARNINGS MAY FLUCTUATE.

   Our revenues and losses have fluctuated in the past and are expected to fluctuate in the future principally as a result of the following factors:

   o  the timing and size of our securitizations;

   o  variations in the volume of our Contract acquisitions;

   o the interest rate spread between our cost of funds and the average interest rate of purchased Contracts;

   o  the effectiveness of our hedging strategies; and

   o  the investor rate for securitizations.

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

WE ARE SUBJECT TO MANY REGULATIONS.

   Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

   o  require us to obtain and maintain certain licenses and qualifications;

   o  limit the interest rates, fees and other charges we are allowed to charge;

   o  limit or prescribe certain other terms of our Contracts;

   o  require specific disclosures; and

   o  define our rights to repossess and sell collateral.

   We believe that we are in compliance in all material respects with all such laws and regulations, and that such laws and regulations have had no material adverse effect on our ability to operate our business. However, we will be materially and adversely affected if we fail to comply with:

   o  applicable laws and regulations;

   o  changes in existing laws or regulations;

   o  changes in the interpretation of existing laws or regulations; or

   o  any additional laws or regulations that may be enacted in the future.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   EXHIBIT NO.    EXHIBIT TITLE
   -----------    -------------
      *3.4        Certificate of Incorporation of the Company.

      *3.5        Bylaws of the Company.

      10.118      Amendment No. Two to the Amended and Restated Onyx Warehouse
                  Facility effective as of March 30, 1999 by and among Onyx
                  Acceptance Corporation, Onyx Acceptance Financial Corporation,
                  Triple-A One Funding Corporation, Capital Market Assurance
                  Corporation, CapMAC Financial Services, Inc. and MBIA
                  Insurance Corporation.

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

                                        ONYX ACCEPTANCE CORPORATION

                                        By: /s/  JOHN W. HALL
                                            -----------------------------------
                                            John W. Hall
                                            President and Principal
                                            Executive Officer

Date: May 14, 1999

                                        By: /s/  DON P. DUFFY
                                            -----------------------------------
                                            Don P. Duffy
                                            Executive Vice President and
                                            Principal Financial Officer
Date: May 14, 1999

                                  EXHIBIT INDEX

 EXHIBIT NO.                      DESCRIPTION                                         PAGE
 -----------                      -----------                                         ----
   10.118      Amendment No. Two to the Amended and Restated Onyx Warehouse
               Facility effective as of March 30, 1999 by and among Onyx
               Acceptance Corporation, Onyx Acceptance Financial Corporation,
               Triple-A One Funding Corporation, Capital Market Assurance
               Corporation, CapMAC Financial Services, Inc. and MBIA Insurance
               Corporation.

   21.1        Subsidiaries of the Registrant.................................

   27.1        Financial Data Schedule........................................