Form 10-Q
period 1999-06-30
ONYX ACCEPTANCE CORP
filed 1999-08-16
CIK 1006614

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________


                          COMMISSION FILE NUMBER: 28050


                           ONYX ACCEPTANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             33-0577635
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                           Onyx Acceptance Corporation
                            27051 Towne Centre Drive
                            Foothill Ranch, CA 92610
                                 (949) 465-3900
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)

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

                               YES [X]   NO [ ]

         As of August 13, 1999, there were 6,177,804 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition at June 30, 1999
         and December 31, 1998...........................................................        3

         Condensed Consolidated Statements of Income for the three and six months
         ended June 30, 1999 and June 30, 1998...........................................        4

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and June 30, 1998.................................................        5

         Notes to  Condensed Consolidated Financial Statements...........................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...................................................................        8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................       15

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............................       16

Item 5.  Other Information...............................................................       16

Item 6.  Exhibits and Reports on Form 8-K................................................       23

SIGNATURES...............................................................................       24

EXHIBIT INDEX............................................................................       25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                         JUNE 30,        DECEMBER 31,
                                                           1999              1998
                                                       ------------      ------------
                                                       (UNAUDITED)
Cash and cash equivalents .......................      $  7,190,558      $  1,928,991
Credit enhancement assets .......................       126,103,156       112,953,193
Contracts held for sale (Net of allowance) ......       207,187,854       152,760,781
Other assets ....................................        10,896,401         7,778,759
                                                       ------------      ------------
           Total assets .........................      $351,377,969      $275,421,724
                                                       ============      ============

                                   LIABILITIES

Accounts payable ................................      $ 23,442,196      $ 10,959,913
Debt ............................................       263,746,054       209,600,061
Other liabilities ...............................        15,794,584        11,038,029
                                                       ------------      ------------
          Total liabilities .....................       302,982,834       231,598,003

                                     EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000
    shares; issued and outstanding 6,171,034 as
    of June 30, 1999 and December 31, 1998 ......            61,710            61,710
Paid in capital .................................        37,839,151        37,839,151
Retained earnings ...............................        10,494,274         5,922,860
                                                       ------------      ------------
           Total equity .........................        48,395,135        43,823,721
                                                       ------------      ------------

           Total liabilities and equity .........      $351,377,969      $275,421,724
                                                       ============      ============

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                      -----------------------------       -----------------------------
                                         1999               1998             1999              1998
                                      -----------       -----------       -----------       -----------
                                               (UNAUDITED)                         (UNAUDITED)
REVENUES:
Interest income ...............       $ 6,722,593       $ 5,221,533       $12,488,962       $ 9,702,083
Interest expense ..............         4,330,633         3,616,724         8,565,833         6,437,710
                                      -----------       -----------       -----------       -----------
Net interest income ...........         2,391,960         1,604,809         3,923,129         3,264,373

Gain on sale of contracts .....        14,469,784         8,083,093        26,797,368        16,234,203
Service fee income ............         5,811,182         4,039,365        11,520,535         6,008,006
                                      -----------       -----------       -----------       -----------

Total Revenues ................        22,672,926        13,727,267        42,241,032        25,506,582
                                      -----------       -----------       -----------       -----------

EXPENSES:
    Provision for credit losses           249,068           324,819           748,982           631,807
    Salaries and benefits .....         9,993,337         6,334,576        19,241,263        12,275,745
    Depreciation ..............           846,978           499,356         1,556,561           926,338
    Occupancy .................           833,136           442,412         1,662,660           814,853
    General and administrative
      expenses.................         6,650,087         4,254,211        11,217,183         7,716,955
                                      -----------       -----------       -----------       -----------
Total Expenses ................        18,572,606        11,855,374        34,426,649        22,365,698
                                      -----------       -----------       -----------       -----------
Net Income before Taxes .......         4,100,320         1,871,893         7,814,383         3,140,884
    Income Taxes ..............         1,701,633           776,835         3,242,969         1,303,466
                                      -----------       -----------       -----------       -----------
Net Income after Taxes ........       $ 2,398,687       $ 1,095,058       $ 4,571,414       $ 1,837,418
                                      ===========       ===========       ===========       ===========

Net Income per share - Basic ..       $      0.39       $      0.18       $      0.74       $      0.30
Net Income per share - Diluted        $      0.37       $      0.17       $      0.71       $      0.28

Basic Shares Outstanding ......         6,171,034         6,092,400         6,171,034         6,058,610
Diluted Shares Outstanding ....         6,512,022         6,533,804         6,463,234         6,477,178

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED JUNE 30,
                                                          -----------------------------------
                                                              1999                  1998
                                                          -------------         -------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES:
Net cash used in operating activities ............        $ (45,050,555)        $ (50,305,625)

INVESTING ACTIVITIES:
     Purchases of property and equipment .........           (3,640,548)           (1,582,662)
                                                          -------------         -------------
Cash used in investing activities ................           (3,640,548)           (1,582,662)
                                                          -------------         -------------

FINANCING ACTIVITIES:
     Proceeds from exercise of options/warrants ..                   --                23,960
     Payments on capital lease obligations .......             (193,323)             (271,939)
     Payments on excess servicing line of credit .          (20,307,997)          (21,650,000)
     Proceeds from drawdown on excess servicing
       line of credit ............................           24,257,170             4,972,101
     Paydown of warehouse lines related to
       securitization and sale ...................         (639,000,000)         (362,006,000)
     Proceeds from warehouse lines ...............          688,232,575           420,654,572
     Proceeds from subordinated debt .............                   --            10,000,000
     Proceeds from other loans ...................            1,039,895                    --
     Payments on other loans .....................              (75,650)             (167,548)
                                                          -------------         -------------
Net cash provided by financing activities ........           53,952,670            51,555,146
                                                          -------------         -------------
              Increase (decrease) in cash and cash
                equivalents ......................            5,261,567              (333,141)

Cash and cash equivalents at beginning of period .            1,928,991               991,010
                                                          -------------         -------------
Cash and cash equivalents at end of period .......        $   7,190,558         $     657,869
                                                          =============         =============

Supplemental Disclosures of Cash Flow Information:

Interest paid ....................................        $   8,150,595         $   6,241,210
Capital lease additions ..........................                   --         $      97,628

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1

         BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K, and the 10-Q for the quarter ended March 31, 1999.

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

NOTE 2 - CONTRACTS HELD FOR SALE

         Contracts held for sale consisted of the following:

                                                      JUNE 30,         DECEMBER 31,
                                                        1999               1998
                                                   -------------       ------------
Contracts held for sale........................... $ 214,999,114       $160,386,439
Less unearned interest............................    (8,638,250)        (8,434,206)
                                                    ------------       ------------
                                                     206,360,864        151,952,233
Allowance for credit losses.......................    (1,324,224)        (1,052,178)
Dealer participation..............................     2,151,214          1,860,726
                                                   -------------       ------------
    Total......................................... $ 207,187,854       $152,760,781
                                                   =============       ============

NOTE 3 - CREDIT ENHANCEMENT ASSETS

         SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

         Credit enhancement assets consisted of the following:

                               JUNE 30,       DECEMBER 31,
                                1999             1998
                            --------------   --------------
Trust receivable........    $   3,712,501     $  3,712,501
RISA....................      122,390,655      109,240,692
                            -------------     ------------
          Total.........    $ 126,103,156     $112,953,193
                            =============     ============

         Retained interest in securitized assets ("RISA") is capitalized upon securitization of contracts and represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

         Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the contracts.

         Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes. As of June 30, 1999 the market value of RISA approximated cost. The Company retains the rights to service all contracts it securitizes.

         The following table presents the balances and activity of RISA for the six and twelve month period ended June 1999 and December 1998 respectively:

                                      JUNE 30,       DECEMBER 31,
                                       1999             1998
                                    ------------     ------------
         Beginning Balance.....     $109,240,692     $ 64,357,850
         Additions.............       51,590,572       80,632,733
         Amortization..........      (38,440,609)     (35,749,891)
                                    ------------     ------------
         Ending Balance........     $122,390,655     $109,240,692
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

                                                 JUNE 30,          DECEMBER 31,
                                                  1999                1998
                                              ----------------   ---------------
Estimated net undiscounted RISA earnings      $  205,181,314     $  176,600,869
Off balance sheet allowance for losses..         (63,630,562)       (51,009,542)
Discount to present value...............         (19,160,097)       (16,350,635)
                                              ---------------    ---------------
Retained interest in securitized assets.      $  122,390,655     $  109,240,692
                                              ==============     ==============
Outstanding balance of contracts sold
through securitizations................       $1,514,290,154     $1,183,157,096
                                              ==============     ==============

NOTE 4 - NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,
                                              -----------------------------        -----------------------------
                                                  1999              1998               1999              1998
                                              -----------       -----------        -----------       -----------
Net Income.............................       $ 2,398,687       $ 1,095,058        $ 4,571,414       $ 1,837,418
                                              ===========       ===========        ===========       ===========

Weighted average shares outstanding....         6,171,034         6,092,400          6,171,034         6,058,610
Net effect of dilutive stock
  options/warrants.....................           340,988           441,404            292,200           418,568
Diluted weighted average shares
  outstanding..........................         6,512,022         6,533,804          6,463,234         6,477,178

Net income per share:

Basic EPS..............................       $      0.39       $      0.18        $      0.74       $      0.30
                                              ===========       ===========        ===========       ===========
Diluted EPS............................       $      0.37       $      0.17        $      0.71       $      0.28
                                              ===========       ===========        ===========       ===========

NOTE 5 - NEW PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2001. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company.

NOTE 6 - CONTINGENCIES

         The Company is party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry, which are or may be or may not be covered under insurance policies it holds. The Company vigorously defends such proceedings; however, there is no assurance as to the results. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect upon the Company's results of operations, cash flows or financial condition.

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

         NET INTEREST INCOME

         Net interest income is the difference between the rate earned on Contracts and the interest costs associated with the Company's borrowings. Net interest income totaled $2.4 million for the three months ended June 30, 1999 compared to $1.6 million for the same period in 1998. For the six months ended June 30, 1999, net interest income was $3.9 million as compared to $3.3 million for the same period in 1998. These increases are primarily due to the higher amounts of average Contracts held for sale during the warehousing period.

GAIN ON SALE OF CONTRACTS

         The Company recorded a gain on sale of Contracts of $14.5 million for the three months ended June 30, 1999, compared to $8.1 million for the same period of 1998. For the six months ended June 30, 1999, the Company recorded a gain on sale of $26.8 million compared to a gain on sale of $16.2 million for the same period in 1998. The increase in the gain on sale is primarily the result of an increase in Contracts sold. Contracts sold during the three and six month periods of 1999 totaled $350.0 million and $660.0 million respectively, compared to securitizations of $208.8 million and $381.8 million for the same periods in 1998. Net interest rate spreads, inclusive of all costs, increased to 3.44% and 3.54% for the first and second quarters 1999 securitization vs. 3.40% and 3.34% for the securitizations completed in the first and second quarters of 1998. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are reduced through hedging activities. To protect against changes in interest rates, the Company hedges Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.

SERVICE FEE INCOME

         Service fee income includes retained interest income, contractual servicing income and other fee income. Retained interest income represents excess spread earned on securitized Contracts less any losses not absorbed by the off balance sheet allowance for losses. Retained interest income is dependent upon the average excess spread on the securitized Contracts and the size of the serviced portfolio. Changes in the amount of prepayments and credit losses may also affect the amount and timing of retained interest income. Contractual service fee income is earned at a rate of 1% per annum on the outstanding balance of Contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and is dependent on the number of Contracts originated and the size of the servicing portfolio. Increased competition may also affect the amount of other fee income that the Company may earn when originating or servicing Contracts.

         Service fee income increased to $5.8 million and $11.5 million for the three and six month period ending June 30, 1999, compared to $4.0 million and $6.0 million for the same periods in 1998. These increases are due primarily to higher amounts of contractual service fees, late fees, and document fees as a result of the growth in the servicing portfolio.

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by adjusting the provision for credit losses to cover additional Contracts originated and increases in loss estimates, and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the loans are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled $249,068 and $748,982 for the three and six month period ending June 30, 1999, compared to $324,819 and $631,807 for the same period in 1998. Provision for credit losses consists of net credit losses incurred during the period plus future provision for losses reserved against the net changes in Contracts held for sale during the warehousing period. Net credit losses accounted for $174,783 and $485,708 during the three and six month period ending June 30, 1999, compared to $251,311 and $448,987 for the same period in 1998. Future provisions totaled $74,285 and $263,274 for the three and six month period ending June 30, 1999, compared to $73,508 and $182,820 for the same period in 1998. Contracts held for sale increased to $207.2 million at June 30, 1999 versus $101.1 million at June 30, 1998.

OPERATING EXPENSES

         Total operating expenses were $18.6 million for the three months ended June 30, 1999 compared to $11.9 million for the same period in 1998. The increase in total operating expenses is primarily attributable to an increase in the amount of Contracts serviced by the Company. The serviced portfolio increased to $1.7 billion at June 30, 1999 from $1.0 billion at June 30, 1998. Total operating expenses for the six month period ending June 30, 1999 were $34.4 million compared to $22.4 million for the same period in 1998.

         The Company incurred salary and benefit expenses of $10.0 million during the second quarter of 1999 compared with $6.3 million for the second quarter of 1998, an increase of approximately 58%. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company increased from 449 at June 30, 1998 to 656 at June 30, 1999. Salary and benefit expenses for the six month period ended June 30, 1999 were $19.2 million compared to $12.3 million for the six months ending June 30, 1998.

         Depreciation expenses increased to $0.8 million and $1.6 million for the three and six months ended June 30, 1999 compared to $0.5 million and $0.9 million for the same period of 1998, as the Company continued to invest in technology and infrastructure. Continued expansion into new markets resulted in an increase in occupancy costs to $0.8 million for the three months ending June 30, 1999 from $0.4 million in the like period in 1998. General and administrative expenses increased to $6.7 million in the second quarter of 1999 from $4.3 million in the second quarter of 1998, due primarily to an increase in the dollar amount of the servicing portfolio.

INCOME TAXES

         The Company files federal and state tax returns. The effective tax rates for June 30, 1999 and 1998 were 41.5%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

         Contracts held for sale totaled $207.2 million at June 30, 1999, compared to $152.8 million at December 31, 1998. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $350.0 million during the second quarter of 1999 compared to a securitization of $208.8 million during the second quarter of 1998. The Company plans to continue to securitize Contracts on a regular basis.

         The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                               FOR THE QUARTERS ENDED
                                          -----------------------------------------------------------------
                                           JUNE 30,     SEPT. 30,     DEC. 31,       MAR. 31,     JUNE 30,
                                            1998          1998          1998           1999         1999
                                         ----------    ---------     ----------    ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Contracts purchased/originated during
  period ............................    $  229,660    $  286,470    $  304,200    $  357,757    $  374,075
Average monthly volume during period         76,553        95,490       101,400       119,252       124,691
Gain on sale of Contracts ...........         8,083         9,677        10,506        12,328        14,470
Contracts securitized during period .       208,759       250,000       280,000       310,000       350,000
Servicing portfolio at period end ...     1,009,246     1,176,153     1,345,961     1,542,612     1,729,338

                                  ASSET QUALITY

         The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At June 30, 1999, delinquencies represented 2.13% of the amount of Contracts in its servicing portfolio compared to 1.49% at June 30, 1998, and 2.83% at December 31, 1998. Net charge-offs as a percentage of the average servicing portfolio were 1.71% for the quarter ended June 30, 1999, compared to 1.78% for the same period in 1998.

    Off balance sheet reserves at June 30, 1999 were 4.20% versus 4.31% at December 31, 1998. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitized Contracts.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                        JUNE 30,               DECEMBER 31,
                                         1999                     1998
                                  --------------------    ---------------------
                                   AMOUNT         NO.       AMOUNT         NO.
                                 ----------    -------    ----------    -------
                                              (DOLLARS IN THOUSANDS)
Servicing portfolio ..........   $1,729,338    169,309    $1,345,961    131,862
Delinquencies(1)(2)
             31-59 days ......       21,800      2,294        26,410      2,766
             60-89 days ......        7,891        783         6,876        691
             90+ days ........        7,130        673         4,790        455
                                 ----------    -------    ----------    -------
Total ........................   $   36,821      3,750    $   38,076      3,912
                                 ==========    =======    ==========    =======
Total delinquencies as a
  percent of servicing
  portfolio...................        2.13%      2.21%         2.83%      2.97%

----------------
(1) Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.


                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                     FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                     --------------------------      --------------------------
                                        1999            1998           1999             1998
                                     ----------      ----------      ----------      ----------
                                                       (DOLLARS IN THOUSANDS)
Period end Contracts outstanding     $1,719,338      $1,009,246      $1,719,338      $1,009,246
Average servicing portfolio(1) .     $1,629,129      $  935,391      $1,532,269      $  875,657
Number of gross charge-offs ....          1,555             938           2,862           1,756
Gross charge-offs ..............     $    8,062      $    4,917      $   15,102      $    9,375
Net charge-offs(2) .............     $    6,954      $    4,155      $   13,175      $    7,917
Annualized net charge-offs as a
  percent of average servicing
  portfolio ....................           1.71%           1.78%           1.72%           1.81%

-------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

         THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH JUNE 30,1999:


    Month       96-1   96-2     96-3     96-4     97-1    97-2     97-3     97-4     98-1     98-A   98-B    98-C    99-A   99-B
    -----       -----  -----    -----    -----    -----   -----    -----    -----    -----    -----  -----   -----   -----  -----
      1         0.00%  0.01%    0.00%    0.00%    0.00%   0.00%    0.00%    0.00%    0.00%    0.00%  0.00%   0.00%   0.00%  0.00%
      2         0.03%  0.07%    0.02%    0.02%    0.00%   0.00%    0.00%    0.00%    0.01%    0.01%  0.00%   0.02%   0.00%  0.00%
      3         0.05%  0.20%    0.07%    0.05%    0.03%   0.02%    0.02%    0.01%    0.02%    0.03%  0.02%   0.02%   0.02%
      4         0.11%  0.33%    0.16%    0.14%    0.06%   0.07%    0.09%    0.04%    0.08%    0.07%  0.08%   0.04%   0.05%
      5         0.23%  0.46%    0.43%    0.24%    0.13%   0.22%    0.13%    0.11%    0.14%    0.14%  0.19%   0.15%   0.11%
      6         0.40%  0.78%    0.54%    0.38%    0.26%   0.32%    0.24%    0.20%    0.24%    0.23%  0.33%   0.27%
      7         0.69%  0.98%    0.74%    0.53%    0.37%   0.59%    0.36%    0.28%    0.40%    0.37%  0.45%   0.46%
      8         0.82%  1.15%    0.97%    0.81%    0.52%   0.80%    0.47%    0.43%    0.53%    0.55%  0.61%   0.57%
      9         0.93%  1.39%    1.13%    0.98%    0.60%   0.91%    0.62%    0.55%    0.68%    0.73%  0.82%
     10         1.15%  1.52%    1.32%    1.18%    0.76%   1.07%    0.73%    0.72%    0.85%    1.03%  0.95%
     11         1.25%  1.69%    1.47%    1.43%    0.92%   1.26%    0.81%    0.87%    1.04%    1.28%
     12         1.47%  1.94%    1.60%    1.63%    1.02%   1.42%    0.94%    0.95%    1.20%    1.54%
     13         1.65%  2.08%    1.77%    1.73%    1.13%   1.58%    1.10%    1.08%    1.33%    1.77%
     14         1.79%  2.34%    1.94%    1.87%    1.23%   1.68%    1.23%    1.19%    1.46%
     15         2.02%  2.52%    2.09%    2.07%    1.40%   1.80%    1.38%    1.36%    1.61%
     16         2.25%  2.76%    2.27%    2.23%    1.56%   1.97%    1.58%    1.42%    1.71%
     17         2.43%  2.89%    2.42%    2.33%    1.68%   2.10%    1.68%    1.52%
     18         2.59%  3.10%    2.57%    2.49%    1.75%   2.23%    1.77%    1.64%
     19         2.77%  3.14%    2.70%    2.62%    1.85%   2.35%    1.91%    1.75%
     20         2.93%  3.30%    2.83%    2.73%    1.92%   2.48%    2.04%
     21         3.06%  3.47%    2.94%    2.84%    1.98%   2.59%    2.11%
     22         3.15%  3.60%    3.00%    2.93%    2.09%   2.72%    2.20%
     23         3.21%  3.70%    3.08%    3.02%    2.17%   2.81%
     24         3.28%  3.81%    3.17%    3.10%    2.22%   2.85%
     25         3.40%  3.93%    3.28%    3.22%    2.31%   2.93%
     26         3.43%  4.06%    3.38%    3.29%    2.38%
     27         3.55%  4.13%    3.43%    3.39%    2.44%
     28         3.60%  4.22%    3.54%    3.46%    2.50%
     29         3.73%  4.23%    3.59%    3.58%
     30         3.75%  4.29%    3.69%    3.61%
     31         3.79%  4.31%    3.77%    3.64%
     32         3.85%  4.33%    3.75%
     33         3.88%  4.37%    3.77%
     34         3.90%  4.39%    3.79%
     35         3.94%  4.39%
     36         3.94%  4.42%
     37         3.94%  4.42%
     38         3.97%  4.43%
     39         3.99%
     40         3.99%
     41         3.96%

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

         Cash used in operating activities was $45.1 million for the six months ended June 30, 1999, compared to $50.3 million used in the six months ended June 30, 1998. The decrease in cash used in operating activities was primarily due to an increase in accounts payable. Cash used in investing activities was $3.6 million for the six months ended June 30, 1999, compared to $1.6 million for the six months ended June 30, 1998. A reduction in the use of the Company's capital lease lines coupled with the relocation of the Company's corporate headquarters contributed to the increase in investing activities. Cash provided by financing activities was $54.0 million for the six months ended June 30, 1999, compared to $51.6 million for the six months ended June 30, 1998. Proceeds from the use of the Company's warehouse and excess servicing lines contributed to the change in cash provided by financing activities.

         CP Facility. As of June 30, 1999, the Company was party to a $375 million auto loan warehousing program (the "CP Facility"), with Triple-A One Funding ("Triple A"). The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit lender sponsored by MBIA Insurance Corporation, ("MBIA"). MBIA provides credit enhancement to Triple-A by issuing a financial guarantee insurance policy covering all principal and interest obligations owed by the Company related to borrowings under the CP Facility. The Company pledges Contracts as collateral to borrow from Triple-A. The CP Facility term, as amended, was renewed for a three-year period ending in September 2001, subject to the annual renewal of a liquidity facility provided by several financial institutions. After maturity in September 2001, the CP Facility is subject to annual renewals upon mutual consent of the parties.

         The Merrill Line. The Company has a $100 million line with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), (the "Merrill Line") which provides funding for the purchase or origination of Contracts and is used in concert with the CP Facility the Company currently has in place. The Merrill Line has been renewed for a term of one year and currently matures in February 2000.

         The Residual Lines. Onyx Acceptance Funding Corporation, ("Fundco") has two residual facilities. During July, the Company renegotiated its facility with MLMCI. As a result, the facility was reduced to $10.0 million and is now a committed facility. In addition, the facility is now a stand alone line not related to the Merrill line. The Company has a $50 million line with Salomon Smith Barney Realty Corporation, ("SBRC"), respectively, (the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral based formula that sets borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLMCI has been renewed and currently matures in February 2000; the facility provided by SBRC currently matures in September 1999. The Company expects this line to be renewed for an additional year.

         Excess Servicing Facility. The Company is party to a collateralized loan ("Excess Servicing Facility") with a lending group for up to $45 million, for working capital and other expenditures for which the Company's CP Facility and Merrill Line are not available. Under the Excess Servicing Facility, that matured in June 1999, the Company could borrow and repay during the two-year revolving period up to $45 million. This line is now in the amortization period and all cash flows from the underlying securitizations, which are collateral, are being used to repay the outstanding principal balance.

         The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of June 30, 1999.

         Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

         Securitization. Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed two AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $660 million during the first six months of 1999.

         The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Since 1994, the Company has securitized $2.6 billion of its Contracts in 16 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust which issued pass-through certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

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

         The Company has developed and is in the midst of executing a comprehensive plan designed to address the "Year 2000" issue for its inhouse and third party IT applications. Last year, the Company completed a detailed risk assessment of its various in house and third party computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. The Company assembled survey data from third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential exposure to any non-compliant systems operated by these parties. By the end of the third quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its inhouse and third party systems and applications.

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

         SFAS No. 133 is effective in the first quarter of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. As a result, the Company employs various hedging strategies to limit certain risks of interest rate fluctuations. See "Management's Discussion and Analysis -- Interest Rate Exposure and Hedging" and "Risk Factors -- We are Subject to Interest Rate Fluctuations."

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 27, 1999 (the "Meeting"). At the Meeting, the stockholders were asked to vote on the election of a director and to ratify the appointment of the Company's independent auditors.

1. Election of Directors.

   The stockholders approved the Company's director nominee, Bradford Jones, to serve for a three year term expiring at the Annual Meeting in the year 2002.


                                    VOTES FOR    VOTES AGAINST    ABSTENTIONS
                                    ---------    -------------    -----------
   THE VOTING WENT AS FOLLOWS:      3,777,370         0               800


   In addition, there were 1,146,968 broker non-votes.

2. Appointment of independent auditors.

   The Company's proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was also approved by the stockholders.


                                    VOTES FOR    VOTES AGAINST    ABSTENTIONS
                                    ---------    -------------    -----------
  THE VOTING WENT AS FOLLOWS:       3,775,770        1,700            700

ITEM 5. OTHER INFORMATION

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

         We cannot assure you that our CP Facility or Merrill Line will be available to us or that it will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facilities when they come due, our results of operations, financial condition and cash flows could be materially and adversely affected.

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

         Whether our Excess Servicing Facility continues to be available to us depends on, among other things, whether we meet financial covenants that are substantially similar to those of the CP Facility, except that leverage is measured as the ratio of net worth plus subordinated debt to total liabilities plus net worth. Additionally, we are subject, under the documentation governing the Residual Lines, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a securitization. The loss of access to the Excess Servicing Facility or the Residual Lines could materially and adversely affect our operations, financial condition and cash flows.

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

WE DEPEND ON CREDIT ENHANCEMENT.

         From inception through June 30, 1999, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or its predecessor in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to us. MBIA is not required to insure future securitizations and we are not restricted in our ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. We cannot assure you that:

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

         Several factors affect our ability to manage interest rate risk. First, the Contracts are purchased or originated at fixed interest rates, while amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. Our policy is to increase the buy rates we issue to dealerships or to increase rates we use to solicit consumers for Contracts in response to increases in our cost of funds during the warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by our competitors may limit our ability to pass through all or most of our increased costs of warehousing financing.

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

         Third, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased or originated by us have fixed rates, we bear the risk of spreads narrowing because of interest-rate increases during the period from the date the Contracts are purchased until the pricing of our securitization of such Contracts. We employ a hedging strategy that is intended to minimize this risk and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for our securitizations. However, we cannot assure you that this strategy will consistently or completely offset adverse interest rate movements during the warehousing period or that we will not sustain losses on hedging transactions. Our hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of our securitizations. If such estimates are materially inaccurate, then our gains on sales of Contracts, results of operations and cash flows could be materially and adversely affected.

         We also have exposure to interest rate fluctuations under the Residual Lines. The interest rates are based on a LIBOR and Prime Rate. The LIBOR lines reset each month while the Prime Rate lines are reset at any change in the Prime Rates. In periods of increasing interest rates, our cash flows, results of operations and financial condition could be adversely affected.

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

         o loss of the servicing rights under the applicable pooling and servicing or sale and servicing agreement of a grantor trust or owner trust, respectively; or

         o a trigger event that would block release of future servicing cash flows from the grantor trusts' or owner trusts' respective spread accounts.

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

WE MAY BE HARMED BY ADVERSE ECONOMIC CONDITIONS.

         We are a motor vehicle consumer auto finance company whose activities are dependent upon the sale of motor vehicles. Our ability to continue to acquire Contracts in the markets in which we operate and to expand into additional markets is dependent upon the overall level of sales of new and used motor vehicles in those markets. A prolonged downturn in the sale of new and used motor vehicles, whether nationwide or in the California markets, could have a material adverse impact upon us, our results of operations and our ability to implement our business strategy. See "Business--Competition."

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

WE ARE SUBJECT TO LITIGATION RISKS

         We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry. While we intend to vigorously defend ourselves against such proceeding there is a chance that our results of operations and cash flows could be materially adversely affected by unfavorable outcomes.

WE MAY HAVE COMPUTER PROBLEMS RELATED TO THE YEAR 2000.

         Because of the nature of our consumer finance business and the increasing number of electronic transactions in this industry, we have come to rely heavily on our own and third party computer systems, business applications and other information technology systems ("IT systems"). Historically, many IT systems were developed to recognize the year as a two-digit number, with the digit "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given our reliance on computer systems, our results of operations and cash flows could be materially adversely affected by any significant errors or failures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

    EXHIBIT NO.       EXHIBIT TITLE
    -----------       -------------
       *3.4           Certificate of Incorporation of the Company.

       *3.5           Bylaws of the Company.

       10.105(a)      First Amendment to Loan Agreement and Confirmation of
                      Pledge and Security Agreement dated June 29, 1999.

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

                                           ONYX ACCEPTANCE CORPORATION

                                           By:  /s/ JOHN W. HALL
                                                --------------------------------
                                                John W. Hall
                                                President and Principal
                                                Executive Officer
Date: August 13, 1999

                                           By:  /s/ DON P. DUFFY
                                                --------------------------------
                                                Don P. Duffy
                                                Executive Vice President and
                                                Principal Financial Officer
Date: August 13, 1999

                                  EXHIBIT INDEX

    EXHIBIT NO.       EXHIBIT TITLE
    -----------       -------------
       10.105(a)      First Amendment to Loan Agreement and Confirmation of
                      Pledge and Security Agreement dated June 29, 1999.

       21.1           Subsidiaries of the Registrant.

       27.1           Financial Data Schedule.