Form 10-K/A
period 1998-12-31
ONYX ACCEPTANCE CORP
filed 1999-10-19
CIK 1006614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                         COMMON STOCK ($0.01 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The number of shares outstanding of the Company's Common Stock as of the closing of the market on October 15, 1999 was 6,177,804. The registrant does not have different classes of Common Stock. Based on the closing sale price of $6.75 the registrant's Common Stock as quoted on the Nasdaq National Market on October 15, 1999, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $21,932,073 on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1999, as filed with the Commission pursuant to Regulation 14A, were incorporated by reference in Part III of the Registrant's Report on Form 10-K filed on March 31, 1999. The Executive Compensation information which was incorporated from the Proxy Statement into Item 11 of the Report on Form 10-K is superseded by Item 11 as restated in this Form 10-K/A.

================================================================================

                      AMENDED ANNUAL REPORT ON FORM 10-K/A

     Onyx Acceptance Corporation (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998. The purpose of the amendment is to correct information and provide additional detail regarding the repricing of employee stock options in 1998, and certain other compensation information. Information regarding option repricing and other compensation matters was reported in the Company's Proxy Statement for its May 27, 1999 annual meeting of stockholders. The compensation information in the Proxy Statement was incorporated by reference into the original Annual Report in Item 11
-- Executive Compensation. As required by Rule 12b-15 of the Exchange Act of 1934 regarding amendments to reports, Item 11 -- Executive Compensation is restated in its entirety in this amendment. The restated Item 11 in this amendment includes the new information regarding option repricing. The new information regarding option repricing and certain other compensation matters has been included by adding the section "Option Repricing" to the Executive Compensation discussion that originally appeared in the Proxy Statement, by adjusting option and other figures and footnotes in the tables that appeared in the Executive Compensation discussion in the Proxy Statement, and by adding the section "Special Option Regrant Program" to the Report of the Compensation Committee that appeared in the Proxy Statement.

     The information regarding executive compensation in this amended Annual Report supersedes the executive compensation information in the Proxy Statement for the Company's May 27, 1999 annual meeting, and readers should rely only on the information in this amendment regarding executive compensation for the periods reported.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the four additional most highly compensated executive officers (the "Named Executive Officers") for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 whose compensation was in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                    COMPENSATION
                                                                                    -------------
                                                            ANNUAL COMPENSATION      SECURITIES
                                              YEAR ENDED    --------------------     UNDERLYING
    NAME AND PRESENT PRINCIPAL POSITION        DECEMBER      SALARY      BONUS       OPTIONS(1)
    -----------------------------------       ----------    --------    --------    -------------
John W. Hall................................     1998       $318,000    $165,100       262,313
  President, Chief Executive Officer             1997       $318,000          --        75,000
  and Director                                   1996       $318,000          --        51,021
Don P. Duffy................................     1998       $194,565    $101,120       119,374
  Chief Financial Officer,                       1997       $178,600          --        25,000
  Executive Vice President and Director          1996       $161,083          --         4,373
Frank L. Marraccino.........................     1998       $169,500    $ 78,750       139,374
  Executive Vice President                       1997       $179,301    $ 15,000        20,000
                                                 1996       $152,000    $ 29,775        29,373
Eugene J. Warner, Jr.(2)....................     1998       $144,200    $ 57,680        60,000
  Executive Vice President                       1997       $140,000          --            --
                                                 1996       $ 11,667          --        50,000
Regan E. Kelly..............................     1998       $137,197    $ 31,299        25,000
  Executive Vice President and                   1997       $133,550          --         5,000
  General Counsel                                1996       $127,762    $  5,788            --

---------------
(1) Stock options for shares of Onyx common stock were awarded in the year indicated. Figures for 1998 include options granted in 1998 at a new exercise price in cancellation of preexisting options originally granted from 1995 to 1998 but with a higher exercise price as follows:

         John W. Hall...........................................197,313
         Don P. Duffy........................................... 74,374
         Frank L. Marraccino.................................... 94,374
         Eugene J. Warner, Jr................................... 60,000
         Regan E. Kelly......................................... 15,000

    See the "Option Repricing" section below for a discussion of the cancellation and reissuance of options in 1998.

(2) Joined Company in December, 1996.

STOCK OPTIONS

     The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the year ended December 31, 1998. No stock appreciation rights were granted to these individuals during such year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANT                       POTENTIAL REALIZABLE
                           ----------------------------------------------------       VALUE AT ASSUMED
                           NUMBER OF      PERCENT OF                               ANNUAL RATES OF STOCK
                           SECURITIES   TOTAL OPTIONS                              PRICE APPRECIATION FOR
                           UNDERLYING     GRANTED TO     PER SHARE                    OPTION TERM(11)
                            OPTIONS      EMPLOYEES IN    EXERCISE    EXPIRATION    ----------------------
          NAME             GRANTED(1)   FISCAL YEAR(8)   PRICE(9)     DATE(10)        5%          10%
          ----             ----------   --------------   ---------   ----------    --------    ----------
John W. Hall.............     6,291(2)        0.5%         $5.75        5/11/05    $ 58,922    $   93,824
                             51,021(3)        3.9%         $5.75        3/17/06    $477,870    $  760,928
                             75,001(4)        5.8%         $5.75         1/1/07    $702,470    $1,118,566
                             65,000(5)        5.0%         $5.75         1/1/08    $608,799    $  969,411
Don P. Duffy.............     4,373(3)        0.3%         $5.75        3/17/06    $ 40,958    $   65,219
                             25,000(4)        1.9%         $5.75         1/1/07    $234,153    $  372,850
                             45,001(5)        3.5%         $5.75         1/1/08    $421,485    $  671,145
Frank L. Marraccino......     4,373(3)        0.3%         $5.75        3/17/06    $ 40,958    $   65,219
                             25,000(6)        1.9%         $5.75        7/28/06    $234,153    $  372,851
                             20,000(4)        1.5%         $5.75         1/1/07    $187,323    $  298,280
                             45,001(5)        3.5%         $5.75         1/1/08    $421,486    $  671,146
Eugene J. Warner, Jr.....    50,000(7)        3.9%         $5.75       10/31/06    $468,307    $  745,701
                             10,000(5)        0.8%         $5.75         1/1/08    $ 93,662    $  149,140
Regan E. Kelly...........     5,000(4)        0.4%         $5.75         1/1/07    $ 46,831    $   74,570
                             10,000(5)        0.8%         $5.75         1/1/08    $ 93,661    $  149,140

---------------
 (1) All options listed in the column were regranted on October 27, 1998 in cancellation of higher-priced options, as discussed in "Option Repricing" below. A one-year "blackout" period for the regranted options was established, according to which none of the options can be exercised unless the optionee remains in the Company's service on October 27, 1999. If the optionee remains in the Company's service through October 27, 1999, his options will become exercisable at that time for the number of shares for which the option would have been exercisable on October 27, 1999 absent the regrant, and any options not then exercisable will become exercisable in installments at the same rate the option would have become exercisable absent the regrant. The footnotes for each option indicate the option's original exercise schedule. If an optionee's service with the Company is terminated before October 27, 1999, the optionee can exercise the option for that number of shares for which the option would have been exercisable upon termination of service absent the regrant at exercise price of the prior higher-priced option.

 (2) Option granted on May 12, 1995 and was immediately exercisable in full.

 (3) Option granted on March 18, 1996, of which 25% was immediately exercisable, with the remainder becoming exercisable thereafter in 48 equal monthly installments from the grant date upon the optionee's completion of each month of service, subject to the "blackout" period described in footnote 1.

 (4) Option granted January 2, 1997, of which 25% became exercisable one year from the grant date and the balance exercisable thereafter in 36 equal monthly installments upon the optionee's completion of each month of service, subject to the "blackout" period described in footnote 1.

 (5) Option granted January 2, 1998, of which 25% became exercisable one year from the grant date and the balance exercisable thereafter in 36 equal monthly installments upon the optionee's completion of each month of service, subject to the "blackout" period described in footnote 1.

 (6) Option granted July 29, 1996 which became exercisable in 48 equal monthly installments beginning one year from the grant date upon the optionee's completion of each month of service, subject to the "blackout" period described in footnote 1.

 (7) Option granted November 1, 1996, of which 50% was immediately exercisable and the balance exercisable thereafter in 24 equal monthly installments upon the optionee's completion of each month of service, subject to the "blackout" period described in footnote 1.

 (8) Based on options granted for a total of 1,296,878 shares, including regrants of approximately 914,318 shares granted to employees during 1998.

 (9) The exercise price of these options initially ranged from $7.25 to $11.49 per share. As a result of repricing options on October 27, 1998, the option exercise price was reduced to $5.75. The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure involving a same-day sale of the purchased shares.

(10) Options were granted from 1995 through 1998 and expired ten years from their grant date. The options were cancelled and reissued pursuant to repricing on October 27, 1998, but the expiration date remained the same as when the options were originally granted.

(11) The 5% and 10% assumed annual rates of compounded stock price appreciation are permitted by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information concerning the value of unexercised options held by each of the Named Executive Officers for the year ended December 31, 1998. No options or stock appreciation rights were exercised during such year and no stock appreciation rights were outstanding at the end of that year.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                   OPTIONS AT FISCAL YEAR END        FISCAL YEAR END(1)
                                                   ---------------------------   ---------------------------
                      NAME                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                      ----                         -----------   -------------   -----------   -------------
John W. Hall.....................................    137,719        116,023       $295,693          N/A
Don P. Duffy.....................................     32,215         59,048       $ 88,503          N/A
Frank L. Marraccino..............................     21,782         72,591            N/A          N/A
Eugene J. Warner, Jr. ...........................     38,542         21,458            N/A          N/A
Regan E. Kelly...................................      8,518         12,605       $ 32,084          N/A

---------------
(1) Based on the fair market value of the option shares at fiscal year-end ($5.75 per share) less the average exercise price ($0.51 per share) payable for such in-the-money shares.

OPTION REPRICING

     On October 27, 1998 the Company implemented a special option cancellation/regrant program for all of its employees (including executive officers) holding stock options that were granted prior to that date with an exercise price per share in excess of the fair market value of the Company's Common Stock on the regrant date ($5.75 per share). The cancellations/regrants were effected on October 27, 1998, and approximately 914,318 outstanding options with an exercise price in excess of $5.75 per share were surrendered for cancellation and new options for the same aggregate number of shares were granted with an exercise price of $5.75 per share. The expiration date of the new options is the same as the expiration date of the options that were cancelled. The new options are subject to a one-year "blackout" period, according to which none of the options can be exercised unless the optionee remains in the Company's service on October 27, 1999. If the optionee remains in the Company's service through October 27, 1999, his options will become exercisable at that time for the number of option shares for which the option would have been exercisable on October 27, 1999 absent the regrant, and any options not then exerciseable will become exerciseable in installments at the same rate the option would have become exercisable absent the regrant. If an optionee's service with the Company is terminated before October 27, 1999, the optionee can exercise the option for that number of shares for which the option would have been exercisable upon termination of service absent the regrant at exercise price of the prior higher-priced option. Details regarding vesting of the repriced options, as well as other details regarding the regrant program are discussed below in the Report of the Compensation Committee under the heading "Special Option Regrant Program."

     The following table sets forth information concerning the repricing, replacement or cancellation and regrant of options which has occurred over the last ten fiscal years with respect to options held by executive officers of the Company. The only repricing, replacement, or cancellation and regrant that has occurred was on October 27, 1998 when the options listed below were cancelled and regranted at a new exercise price of $5.75 per share, which was equal to the closing market price of the Company's common stock at the time of the regrant.

                           TEN-YEAR OPTION REPRICINGS

                                                                                                  LENGTH
                                                                                                OF ORIGINAL
                                               NUMBER OF     MARKET      EXERCISE               OPTION TERM
                                               SECURITIES   PRICE OF      PRICE                  REMAINING
                                               UNDERLYING   STOCK AT     AT TIME       NEW      AT TIME OF
                                                 OPTION      TIME OF        OF       EXERCISE     REPRICE
               NAME                    DATE     REPRICED    REPRICING    REPRICE      PRICE       (YEARS)
               ----                  --------  ----------   ---------   ----------   --------   -----------
John W. Hall.......................  10/27/98     6,291       $5.75       $10.29      $5.75         6.4
  President, Chief Executive         10/27/98    51,021       $5.75       $11.49      $5.75         7.2
  Officer and Director               10/27/98    75,001       $5.75       $ 8.00      $5.75         8.0
                                     10/27/98    65,000       $5.75       $ 7.25      $5.75         9.0
Don P. Duffy.......................  10/27/98     4,373       $5.75       $11.49      $5.75         7.2
  Chief Financial Officer,           10/27/98    25,000       $5.75       $ 8.00      $5.75         8.0
  Executive Vice President           10/27/98    45,001       $5.75       $ 7.25      $5.75         9.0
  and Director
Frank L. Marraccino................  10/27/98     4,373       $5.75       $11.49      $5.75         7.2
  Executive Vice President           10/27/98    25,000       $5.75       $10.50      $5.75         7.6
                                     10/27/98    20,000       $5.75       $ 8.00      $5.75         8.0
                                     10/27/98    45,001       $5.75       $ 7.25      $5.75         9.0
Eugene J. Warner, Jr...............  10/27/98    50,000       $5.75       $ 8.00      $5.75         7.8
  Executive Vice President           10/27/98    10,000       $5.75       $ 7.25      $5.75         9.0
Regan E. Kelly.....................  10/27/98     5,000       $5.75       $ 8.00      $5.75         8.0
  Executive Vice President           10/27/98    10,000       $5.75       $ 7.25      $5.75         9.0
  and General Counsel

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Company's Board of Directors during 1998 were Messrs. Hoff and Jones. None of these individuals was at any time during the year ended December 31, 1998 or at any other time an officer or employee of the Company.

     No executive officer of the Company served as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee during the last completed fiscal year.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     None of the Company's executive officers have employment agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors. Stock options granted under the Company's 1996 Stock Option/Stock Issuance Plan may be accelerated at the discretion of the Board in the event of a change of control of the Company or in the event of an involuntary termination following a change of control.

DIRECTOR REMUNERATION

     The directors, with the exception of the Chairman of the Board, do not receive compensation for services on the Board of Directors or any committee thereof but are reimbursed for their out-of-pocket expenses in serving on the Board of Directors. Certain non-employee members of the Board of Directors have been granted options to purchase shares of the Company's Common Stock from time to time in connection with their appointment to and performance on the Board of Directors. Additionally, each of the non-employee members of the Board of Directors is eligible to receive options to purchase Common Stock under the Amended and Restated 1996 Plan's Automatic Option Grant Program.

     Under the Automatic Option Grant Program, at each annual Stockholders Meeting each individual with at least six months of Board service who is to continue to serve as a non-employee Board Member after the meeting will receive an option grant to purchase 7,000 shares of Common Stock, whether or not such individual has been in the prior employ of the Company or joined the Board prior to the Offering.

     Each automatic grant will have a term of 10 years, subject to earlier termination following the optionee's cessation of Board service. The initial automatic option grants under the Automatic Option Grant Program will vest in a series of twenty-four (24) successive equal monthly installments upon the optionee's completion of each month of Board service over the twenty-four
(24)-month period measured from the grant date and that the annual automatic option grants will vest in a series of twelve (12) equal monthly installments upon the optionee's completion of each month of Board service over the twelve
(12)-month period measured from the grant date. However, each outstanding option will immediately vest upon (i) certain changes in the ownership or control of the Company or (ii) the death or disability of the optionee while serving as a Board member.

     The non-employee directors received a grant of 7,000 shares each following the Annual Shareholders Meeting in 1999.

                      REPORT OF THE COMPENSATION COMMITTEE

     The Company applies a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premise that the achievements of the Company result from the coordinated efforts of all individuals working toward common objectives.

COMPENSATION PHILOSOPHY

     Under the supervision of the Compensation Committee of the Board of Directors, the Company has developed and implemented compensation policies, plans and programs which seek to enhance the profitability of the Company, and thus shareholder value, by aligning closely the financial interests of the Company's senior managers and employees with those of its shareholders. The Compensation Committee endorses the belief that stock ownership by a significant percentage of the Company's employees, including the granting of stock options to employees, furthers that goal and fosters decision-making by its employees with the Company's long-term performance in mind.

     The compensation plans and programs are structured to integrate pay with the Company's annual and long-term performance goals. The plans and programs are designed to recognize initiative and achievement and to assist the Company in attracting and retaining qualified employees. In furtherance of these goals, annual base salaries are generally set at competitive levels and the Company relies to a large degree on annual incentive compensation to attract and retain key employees with outstanding abilities and to motivate them to perform to the full extent of their abilities. For the longer term, stock options (incentive stock options and non-qualified stock options) are awarded by the Company, the stock of which is traded on NASDAQ. Incentive compensation is variable and closely tied to corporate, business unit and individual performance in a manner that encourages a sharp and continuing focus on building profitability and shareholder value. As a result of the increased emphasis on tying executive compensation to corporate performance, in any particular year the total compensation of the Company's executives may be more or less than the executives of the Company's competitors, depending upon the Company's or the individual business unit's performance.

     In evaluating the performance and setting the incentive compensation of the Chief Executive Officer and other senior executives, the Compensation Committee takes into account their commitment to the long-term success of the Company through management of their respective units as dictated by existing and anticipated market conditions. Certainly, the Compensation Committee expects and rewards recognition by the Chief Executive Officer and senior executives of managing in both adverse and advantageous market conditions for each of the Company's major divisions.

     At the beginning of each year, performance goals to determine annual incentive compensation are established for each executive. Financial goals include loan volume growth, operating earnings, loan losses, delinquency levels, cost controls, productivity and profitability. Certain members of senior management have their bonuses tied exclusively to earnings per share.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     In determining the Chief Executive Officer's compensation for 1998, the Compensation Committee discussed and considered all of the factors discussed above in the overall context of the Company's performance in 1998. The Compensation Committee acknowledged the continued focus on purchasing quality auto contracts, building infrastructure, managing the performance of the auto contracts portfolio, and the Company's continued expansion and growth. Significant emphasis is placed on the above relative to measuring the quality of the Chief Executive Officer's performance. Ultimately, however, for the purpose of achieving a bonus, the Committee relies primarily on earnings per share. The Company significantly exceeded the objectives set out by the Committee at the beginning of 1998 and as a result the Chief Executive Officer received a bonus for 1998 reflective of this outstanding performance by the Company.

STOCK OPTION GRANTS

     Onyx Acceptance Corporation uses stock options as long-term incentives and expects that it will continue to issue this compensation alternative in the future. In 1996, the Company adopted the 1996 Stock Option/ Stock Issuance Plan that made 600,000 shares of Common Stock of the Company available for just such purposes. The Onyx Compensation Committee grants incentive stock options and, in certain circumstances, non-qualified stock options to employees of the Company and views such grants less as compensation and more as an incentive mechanism. Grants were made in 1998 to some executives as shown in the Summary Compensation Table, and to other key employees, which are reflected in the appropriate tables. Also in 1998, the Company adopted certain amendments to its 1996 Stock Option/Stock Issuance Plan which were ratified by a vote of the shareholders at the Annual Shareholders Meeting in 1998. The key amendments provided the following:

          (i) increased the maximum number of shares of Common Stock authorized for issuance over the term of the 1996 Plan by 200,000 shares, from 1,133,304 shares to 1,333,304 shares,

          (ii) implemented an automatic share increase feature pursuant to which the number of shares available for issuance under the 1996 Plan will automatically increase on the first trading day of each calendar year, beginning in calendar year 1999, by an amount equal to three percent (3%) of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year,

          (iii) allowed unvested shares issued under the 1996 Plan and subsequently repurchased by the Company at the purchase price paid per share to be reissued under the 1996 Plan,

          (iv) increased the number of shares of Common Stock subject to the automatic option grants to be made to the non-employee Board members under the Automatic Option Grant Program from 8,000 shares to 10,000 shares for the initial automatic grants and from 2,000 shares to 7,000 shares for the annual automatic grants,

          (v) provided that the initial automatic option grants under the Automatic Option Grant Program will vest in a series of twenty-four (24) successive equal monthly installments upon the optionee's completion of each month of Board service over the twenty-four (24)-month period measured from the grant date and that the annual automatic option grants will vest in a series of twelve (12) equal monthly installments upon the optionee's completion of each month of Board service over the twelve (12)-month period measured from the grant date,

          (vi) made the non-employee Board members who are serving as Plan Administrator eligible for discretionary grants and direct stock issuances under the Discretionary Option Grant and Stock Issuance Programs in effect under the 1996 Plan;

          (vii) removed certain restrictions on the eligibility of non-employee Board members to serve as Plan Administrator, and

          (viii) effected a series of additional changes to the provisions of the 1996 Plan, including the stockholder approval requirements, the transferability of non-statutory stock options and the elimination of the six (6)-month holding period requirement as a condition to the exercise of stock appreciation rights, in order to take advantage of the most recent amendments to Rule 16b-3 of the Securities and Exchange Commission which exempts certain officer and director transactions under the 1996 Plan from the short-swing liability provisions of the federal securities laws.

     The share increase provisions (including the annual three percent (3%) increase) will assure that a sufficient reserve of Common Stock is available under the 1996 Plan to attract and retain the services of key individuals essential to the Company's long-term growth and success. The remaining amendments will provide the Company with more opportunities to make equity incentives available to the non-employee Board members as an inducement for their continued service and will facilitate plan administration by eliminating a number of limitations and restrictions previously incorporated into the 1996 Plan to comply with the applicable requirements of SEC Rule 16b-3 prior to its most recent amendment.

     The 1996 Plan is the successor to the Company's 1994 Stock Option Plan and 1994 Special Performance Option Grant Plan (the "Predecessor Plans"). The 1996 Plan became effective upon its adoption by the Board on February 28, 1996 (the "Effective Date") and was approved by the Company's stockholders on February 28, 1996. The Board adopted the amendments to the 1996 Plan on January 2, 1998, and the stockholders approved the amendments at the Annual Meeting Shareholders on May 20, 1998.

SPECIAL OPTION REGRANT PROGRAM

     During the 1998 fiscal year, the Compensation Committee felt that circumstances had made it necessary for the Company to implement an option cancellation/regrant program. Accordingly, on October 27, 1998, all of the Company's employees (including executive officers) were given the opportunity to surrender their outstanding options issued prior to that date with exercise prices in excess of $5.75 per share in return for a new option grant for the same number of shares but with a lower exercise price of $5.75 per share, the fair market value per share of the Company's Common Stock on the regrant date. The cancellations/regrants were effected on October 27, 1998, and 914,318 outstanding options with an exercise price in excess of $5.75 per share were surrendered for cancellation and new options for the same aggregate number of shares were granted with an exercise price of $5.75 per share. The expiration date of the new options remained the same as the expiration date of the options that were cancelled, however, the new options are subject to a new vesting schedule discussed below.

     The Compensation Committee determined that this program was necessary because equity incentives are a significant component of the total compensation package of each Company employee and play a substantial role in the Company's ability to retain the services of individuals essential to the Company's long-term financial success. Prior to the implementation of the program, the market price of the Company's Common Stock had fallen as a result of market factors which adversely impacted the Company's stock value and which did not necessarily reflect the employees' contributions to the Company's progress. The Compensation Committee felt that the Company's ability to retain key employees would be significantly impaired, unless value was restored to their options in the form of regranted options at the current market price of the Company's Common Stock.

     In order for the regranted options to serve their primary purpose of assuring the continued service of each optionee, a new exercise schedule was imposed with respect to the option shares. None of the new options granted in cancellation of prior options can be exercised unless the optionee remains in the Company's service on October 27, 1999, which is one year from the regrant date. If the optionee remains in the Company's service through October 27, 1999, then the new option will become exercisable at that time for a portion of the option shares equal to the same percentage for which the option would have been exercisable on October 27, 1999 in the absence of such repricing. The new option will subsequently become exercisable for the balance of the option shares, if any, in one or more installments at the same dates the option would have become exercisable for those installments in the absence of repricing.

     Upon the termination of an optionee's service with the Company, during the twelve-month period following October 27, 1998, the optionee will be entitled to exercise for that number of shares for which the option would have been exercisable upon the optionee's termination of service in the absence of repricing, and the exercise price in effect shall be equal to the exercise price of the prior higher-priced option.

     In the event of a change in control of the Company during the twelve-month period following the October 27, 1998, the new option will become exercisable at the revised price of $5.75 per share in accordance with the same schedule for which the option would have been exercisable in the absence of the repricing.

POLICY REGARDING COMPLIANCE WITH I.R.C. SECTION 162(m)

     Section 162(m) of the Internal Revenue Code, as enacted by the Omnibus Budget Reconciliation Act of 1993, provides in general that, beginning in 1994, compensation paid to certain executives of publicly held corporations will not be deductible for federal income tax purposes to the extent it exceeds $1,000,000 per year unless certain conditions are met. It is the present policy of the Compensation Committee that individual compensation shall not exceed the deductibility requirements of Internal Revenue Code, Section 162(m) and the Company intends to take the necessary steps to comply, but also reserves the right to enter into incentive and other compensation arrangements that do not comply when it determines that the benefits to the Company outweigh the cost of the possible loss of federal income tax deductions.

                                          COMPENSATION COMMITTEE

                                          Robert A. Hoff
                                          G. Bradford Jones

                        STOCK PRICE PERFORMANCE GRAPH(2)

     Set forth below is a line graph depicting the quarterly percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the NASDAQ composite and a compiled peer group for the period commencing March 25, 1996, the date of the Company's initial public offering, and ending December 31, 1998.

     The following graph compares the value of a $100 investment made on 3/25/96 in each of Onyx, Onyx Peer Group, and the NASDAQ Composite Index as of 12/31/96, 12/31/97 and 12/31/98.

                                                          ONYX                   ONYX PEER GROUP            NASDAQ COMPOSITE
                                                          ----                   ---------------            ----------------
3/25/96                                                  100.00                      100.00                      100.00
12/31/96                                                  73.90                      109.56                      118.00
12/31/97                                                  67.39                       54.40                      144.47
12/31/98                                                  50.00                       31.10                      201.72

(1) Companies in peer group are WFS Financial, Inc., Union Acceptance Corporation and Arcadia Financial Corporation.

(2) This section is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 1999.

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