Form 10-Q
period 1999-09-30
ONYX ACCEPTANCE CORP
filed 1999-11-05
CIK 1006614

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER: 28050


                           ONYX ACCEPTANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             33-0577635
-------------------------------                             -------------------
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

                               YES [ ]     NO [X]

        As of November 4, 1999, there were 6,177,804 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Financial Condition at
            September 30, 1999 and December 31, 1998.....................   3

        Condensed Consolidated Statements of Income for the three and
            nine months ended September 30, 1999 and September 30, 1998..   4

        Consolidated Statements of Common Stock and Stockholders'
            Equity at September 30, 1999 and December 31, 1998...........   5

        Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1999 and September 30, 1998.......   6

        Notes to Condensed Consolidated Financial Statements.............   7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  16

PART II. OTHER INFORMATION

Item 5. Other Information................................................  17

Item 6. Exhibits and Reports on Form 8-K.................................  23

SIGNATURES...............................................................  24

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1999            1998
                                                        -------------   -------------
                     ASSETS                              (UNAUDITED)
Cash and cash equivalents .......................       $   4,787,831   $   1,928,991
Credit enhancement assets .......................         130,900,443     112,953,193
Contracts held for sale (net of allowance) ......         195,535,962     152,760,781
Other assets ....................................          11,070,086       7,778,759
                                                        -------------   -------------
          Total assets ..........................       $ 342,294,322   $ 275,421,724
                                                        =============   =============

                  LIABILITIES

Accounts payable ................................       $  16,911,952   $  10,959,913
Debt ............................................         255,071,383     209,600,061
Other liabilities ...............................          19,602,844      11,038,029
                                                        -------------   -------------
          Total liabilities .....................         291,586,179     231,598,003

                    EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000
   shares; issued and outstanding 6,177,804 as of
   September 30, 1999 and 6,171,034 as of
   December 31, 1998 ............................              61,778          61,710
Paid in capital .................................          37,892,071      37,839,151
Retained earnings ...............................          13,084,689       5,922,860
Accumulated other comprehensive loss, net
   of tax .......................................            (330,395)             --
                                                        -------------   -------------
           Total equity .........................          50,708,143      43,823,721
                                                        -------------   -------------
           Total liabilities and equity .........       $ 342,294,322   $ 275,421,724
                                                        =============   =============

See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                     -----------------------------       -----------------------------
                                         1999              1998              1999              1998
                                     -----------       -----------       -----------       -----------
                                              (UNAUDITED)                         (UNAUDITED)
REVENUES:
Interest income .................    $ 7,153,382       $ 7,001,062       $19,642,344       $16,703,145
Interest expense ................      5,487,589         4,213,990        14,053,421        10,651,700
                                     -----------       -----------       -----------       -----------
Net interest income .............      1,665,793         2,787,072         5,588,923         6,051,445

Gain on sale of contracts .......     13,723,258         9,676,893        40,520,626        25,911,096
Service fee income ..............      8,237,101         4,007,969        19,757,636        10,015,975

Total revenues ..................     23,626,152        16,471,934        65,867,185        41,978,516

EXPENSES:
Provision for credit losses .....        203,579           597,957           952,560         1,229,764
Salaries and benefits ...........     10,325,902         7,216,960        29,567,166        19,492,705
Depreciation ....................        953,902           565,600         2,510,463         1,307,918
Occupancy .......................        822,111           500,371         2,484,771         1,315,224
General and administrative
  expenses.......................      6,892,601         4,595,279        18,109,783        12,496,254
                                     -----------       -----------       -----------       -----------
Total expenses ..................     19,198,095        13,476,167        53,624,743        35,841,865
                                     -----------       -----------       -----------       -----------
Net income before taxes .........      4,428,057         2,995,767        12,242,442         6,136,651
Income taxes ....................      1,837,644         1,243,243         5,080,613         2,546,709
                                     -----------       -----------       -----------       -----------
Net income after taxes ..........    $ 2,590,413       $ 1,752,524       $ 7,161,829       $ 3,589,942
                                     ===========       ===========       ===========       ===========

Net income per share - Basic ....    $      0.42       $      0.28       $      1.16       $      0.59
Net income per share - Diluted...    $      0.39       $      0.27       $      1.10       $      0.56

Basic shares outstanding ........      6,175,817         6,162,374         6,172,628         6,093,198
Diluted shares outstanding ......      6,656,463         6,381,882         6,527,643         6,445,412

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           ACCUMULATED
                                                             ADDITIONAL   COMPREHENSIVE       RETAINED
                                                                PAID        LOSS NET          EARNINGS
                                SHARES        COMMON STOCK   IN CAPITAL      OF TAX           (DEFICIT)        TOTAL
                               ---------      ------------   -----------  -------------      -----------    -----------
BALANCE, DECEMBER 31, 1997     6,017,635        $ 60,176     $37,810,158                     $ (152,924)    $37,717,410
Issuance of common stock         153,399           1,534          28,993                                         30,527
Net income                                                                                    6,075,784       6,075,784
                               ---------        --------     -----------  -------------      ----------     -----------
BALANCE, DECEMBER 31, 1998     6,171,034          61,710      37,839,151                      5,922,860      43,823,721
Issuance of common stock           6,770              68          52,920                                         52,988
Comprehensive income:

Unrealized losses in
securitized assets, net of
tax of $229,597                                                             $(330,395)                         (330,395)

Net income                                                                                    7,161,829       7,161,829
                               ---------        --------     -----------    ---------       -----------     -----------
Total comprehensive income                                                  $(330,395)      $ 7,161,829     $ 6,831,434
                               ---------        --------     -----------    ---------       -----------     -----------
BALANCE, SEPTEMBER 30, 1999    6,177,804        $ 61,778     $37,892,071    $(330,395)      $13,084,689     $50,708,143
                               =========        ========     ===========    =========       ===========     ===========

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                              1999                    1998
                                                         ---------------        ---------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES:
  Net cash used in operating activities ..........       $   (37,386,541)       $   (76,587,801)

INVESTING ACTIVITIES:
  Purchases of property and equipment ............            (5,002,155)            (2,411,692)
                                                         ---------------        ---------------
                                                              (5,002,155)            (2,411,692)
                                                         ---------------        ---------------
FINANCING ACTIVITIES:
  Proceeds from exercise of options/warrants .....                52,989                 32,981
  Payments on capital lease obligations ..........              (276,775)              (473,577)
  Payments on excess servicing line of credit ....           (27,117,539)           (10,027,900)
  Proceeds from drawdown on excess servicing
    line of credit ...............................            34,257,170             26,000,000
  Paydown of warehouse lines related to
    securitization and sale ......................        (1,026,000,000)          (624,456,000)
  Proceeds from warehouse lines ..................         1,063,485,007            682,956,181
  Proceeds from subordinated debt ................                     0             10,000,000
  Proceeds from other loans
  Proceeds from (payments on) other loans.........               846,684               (251,321)
                                                         ---------------        ---------------
  Net cash provided by financing activities ......            45,247,536             83,780,364
                                                         ---------------        ---------------
    Increase in cash and cash equivalents ........             2,858,840              4,780,871

Cash and cash equivalents at beginning of period               1,928,991                991,010
                                                         ---------------        ---------------
Cash and cash equivalents at end of period .....         $     4,787,831        $     5,771,881
                                                         ===============        ===============

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1

        BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K as amended on Form 10K/A, and Forms 10-Q for the quarters ended March 31, 1999, and June 30, 1999.


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

NOTE 2 - CONTRACTS HELD FOR SALE

        Contracts held for sale consisted of the following:

                                  SEPTEMBER 30,         DECEMBER 31,
                                      1999                  1998
                                  -------------        -------------
Contracts held for sale ......    $ 202,240,294        $ 160,386,439
Less unearned interest .......       (6,985,060)          (8,434,206)
                                  -------------        -------------
                                    195,255,234          151,952,233
Allowance for credit losses...       (1,276,276)          (1,052,178)
Dealer participation .........        1,557,004            1,860,726
                                  -------------        -------------
    Total ....................    $ 195,535,962        $ 152,760,781
                                  =============        =============

NOTE 3 -- CREDIT ENHANCEMENT ASSETS

        SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

        Credit enhancement assets consisted of the following:

                                        SEPTEMBER 30,      DECEMBER 31,
                                            1999               1998
                                        ------------       ------------
Trust receivable ....................   $  5,712,501       $  3,712,501
RISA ................................    125,187,942        109,240,692
                                        ------------       ------------
    Total ...........................   $130,900,443       $112,953,193
                                        ============       ============

        Trust receivable represents servicer advances and initial deposits to the spread accounts.

        Retained interest in securitized assets ("RISA") is capitalized upon securitization of contracts and represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and financial guarantee insurance premiums and projected credit losses, after giving effect to estimated prepayments. During 1999 and 1998, the Company utilized prepayment rates of 1.75% ABS in computing RISA. Original cumulative net credit loss assumptions utilized for 1999 and 1998 securitization transactions ranged from 3.5% to 4.0%. The Company used a discount rate during 1999 and 1998 of 350 to 450 basis points over the certificate rates paid to investors at the time of securitization in discounting future earnings.

        RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. The Company is not aware of an active market for the purchase or sale of RISA, and accordingly, the Company determines the estimated fair value of the RISA by discounting the expected cash flows released from the trust (the "Cash-Out Method") using a discount rate which the Company believes is commensurate with the risks involved. Any changes in the market value of RISA are reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes.

        The following table presents the balances and activity of RISA for the nine and twelve-month period ended September 1999 and December 1998 respectively:

                               SEPTEMBER 30,         DECEMBER 31,
                                   1999                  1998
                               -------------        -------------
Beginning Balance ..........   $ 109,240,692        $  64,357,850
Additions ..................      73,011,652           80,632,733
Amortization ...............     (56,504,410)         (35,749,891)
Change in unrealized
  gain/loss on securities
  available for sale .......        (559,992)                  --
                               -------------        -------------
Ending Balance .............   $ 125,187,942        $ 109,240,692
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

        The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the rates paid to the investors, less the contractually specified servicing fee of 1.0% and financial guarantee insurance premiums, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                                                SEPTEMBER 30,          DECEMBER 31,
                                                    1999                   1998
                                               --------------        ---------------
Estimated net undiscounted RISA earnings...    $  224,025,166        $  176,600,869
Off balance sheet allowance for losses.....       (76,601,346)          (51,009,542)
Discount to present value .................       (22,235,878)          (16,350,635)
                                               --------------        --------------
Retained interest in securitized assets....    $  125,187,942        $  109,240,692
                                               ==============        ==============
Outstanding balance of contracts sold
  through securitizations .................    $1,721,926,813        $1,183,157,096
                                               ==============        ==============

NOTE 4 - NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                          ---------------------------       ---------------------------
                                             1999             1998             1999             1998
                                          ----------       ----------       ----------       ----------
Net income ............................   $2,590,413       $1,752,524       $7,161,829       $3,589,942

Weighted average shares outstanding....    6,175,817        6,162,374        6,172,628        6,093,198
Net effect of dilutive stock
  options/warrants ....................      480,646          219,508          355,015          352,214
Diluted weighted average shares
  outstanding .........................    6,656,463        6,381,882        6,527,643        6,445,412

Net income per share:

Basic EPS .............................         0.42             0.28             1.16             0.59
Diluted EPS ...........................         0.39             0.27             1.10             0.56

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

NOTE 6 - CONTINGENCIES

        The Company is party to various legal proceedings similar to actions brought against other companies in the motor vehicle finance industry, which are or may or may not be covered under insurance policies it holds. The Company vigorously defends such proceedings; however, there is no assurance as to the results. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect upon the Company's results of operations, cash flows or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

        Onyx Acceptance Corporation ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts ("Contracts") originated by franchised and select independent automobile dealerships, and to a lesser extent, the origination or purchase of motor vehicle loans on a direct basis through its subsidiaries. The Company focuses its efforts on acquiring Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile.

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

NET INTEREST INCOME

        Net interest income is the difference between the interest income earned on Contracts held for sale, and the interest costs associated with the Company's borrowings during the warehouse period. Net interest income totaled $1.7 million for the three months ended September 30, 1999 compared to $2.8 million for the same period in 1998. For the nine months ended September 30, 1999, net interest income was $5.6 million as compared to $6.1 million for the same period in 1998. These decreases are primarily due to the lower amounts of average Contracts held for sale during the warehouse period. The lower average warehouse balances were the result of changes in the timing of the securitizations. In each of the 1999 securitizations, the Company elected to execute the securitization during the second month of the quarter, rather than the third month as performed in each of the transactions in 1998.

GAIN ON SALE OF CONTRACTS

        The Company recorded a gain on sale of Contracts of $13.7 million for the three months ended September 30, 1999, compared to $9.7 million for the same period in 1998. For the nine months ended September 30, 1999, the Company recorded a gain on sale of $40.5 million compared to a gain on sale of $25.9 million for the same period in 1998. The increase in the gain on sale is primarily the result of an increase in the amount of Contracts sold. Contracts securitized during the three and nine month periods of 1999 totaled $400.0 million and $1.1 billion respectively, compared to a securitization of $250.0 million for the three month period ended September 1998, and a combined sale and securitization of $646.8 million for the nine month period ended September 1998. The net interest rate spread, inclusive of all costs, declined to 2.86% for the third quarter 1999 securitization versus 3.18% for the securitization completed in the third quarter of 1998. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are reduced through hedging activities. To protect against changes in interest rates, the Company hedges Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.

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

        Service fee income increased to $8.2 million and $19.8 million for the three and nine month period ending September 30, 1999, compared to $4.0 million and $10.0 million for the same periods in 1998. These increases are due primarily to higher amounts of contractual service fees, late fees and document fees as a result of the growth in the servicing portfolio.

PROVISION FOR CREDIT LOSSES

        The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by adjusting the provision for credit losses to cover additional Contracts originated and increases in loss estimates and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the Contracts are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled

$203,579 and $952,560 for the three and nine month period ending September 30, 1999, compared to $597,957 and $1,229,764 for the same period in 1998. Provision for credit losses consists of net credit losses incurred during the warehousing period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $251,680 and $728,616 during the three and nine month period ending September 30, 1999, compared to $182,358 and $631,345 for the same periods in 1998. Future provisions totaled ($48,101) and $223,944 for the three and nine month period ending September 30, 1999, compared to $415,599 and $598,419 for the same period in 1998. The negative future provision for the third quarter of 1999 was caused by the reduction in Contracts held for sale. Contracts held for sale decreased to $195.3 million at September 30, 1999 versus $206.4 million at June 30, 1999.

OPERATING EXPENSES

        Total operating expenses were $19.2 million for the three months ended September 30, 1999 compared to $13.5 million for the same period in 1998. The increase in total operating expenses is primarily attributable to an increase in the amount of Contracts serviced by the Company. The serviced portfolio increased to $1.9 billion at September 30, 1999 from $1.2 billion at September 30, 1998. Total operating expenses for the nine-month period ending September 30, 1999 were $53.6 million compared to $35.8 million for the same period in 1998.

        The Company incurred salary and benefit expenses of $10.3 million during the third quarter of 1999 compared with $7.2 million for the third quarter of 1998, an increase of approximately 43%. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company increased from 499 at September 30, 1998 to 683 at September 30, 1999. Salary and benefit expenses for the nine-month period ended September 30, 1999 were $29.6 million compared to $19.5 million for the nine months ending September 30, 1998.

        Depreciation expenses increased to $953,902 and $2.5 million for the three and nine months ended September 30, 1999 compared to $565,600 and $1.3 million for the same periods of 1998, as the Company continued to invest in technology and infrastructure. Continued expansion into new markets resulted in an increase in occupancy costs to $822,111 for the three months ending September 30, 1999 from $500,371 in the like period in 1998. General and administrative expenses increased to $6.9 million in the third quarter of 1999, from $4.6 million in the third quarter of 1998. Higher expenses are primarily due to an increase in the dollar amount of the servicing portfolio.


INCOME TAXES

        The Company files federal and state tax returns. The effective tax rates for September 30, 1999 and 1998 were 41.5%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

        Contracts held for sale totaled $195.3 million at September 30, 1999, compared to $152.0 million at December 31, 1998. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $400.0 million during the third quarter of 1999 compared to a securitization of $250.0 million during the third quarter of 1998. The Company plans to continue to securitize Contracts on a regular basis.

        The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                          FOR THE QUARTERS ENDED
                                                   --------------------------------------------------------------------
                                                    SEPT. 30,      DEC. 31,       MAR. 31,      JUNE 30,      SEPT. 30,
                                                      1998           1998           1999          1999          1999
                                                   ----------     ----------     ----------    ----------    ----------
                                                                          (DOLLARS IN THOUSANDS)
Contracts purchased/originated during period...    $  286,470     $  304,200     $  357,757    $  374,075    $  398,802
Average monthly volume during period ..........        95,490        101,400        119,252       124,691       132,934
Gain on sale of Contracts .....................         9,677         10,506         12,328        14,470        13,723
Contracts securitized during period ...........       250,000        280,000        310,000       350,000       400,000
Servicing portfolio at period end .............     1,176,153      1,345,961      1,542,612     1,729,338     1,924,881

                                 ASSET QUALITY

        The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At September 30, 1999, delinquencies represented 2.68% of the amount of Contracts in its servicing portfolio compared to 2.83% at December 31, 1998. Net charge-offs as a percentage of the average servicing portfolio were 1.80% for the quarter ended September 30, 1999, compared to 1.72% for the same period in 1998.

        Off balance sheet reserves at September 30, 1999 were 4.45% versus 4.31% at December 31, 1998. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitized Contracts.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                               SEPTEMBER 30, 1999          DECEMBER 31, 1998
                            -----------------------     -----------------------
                              AMOUNT          NO.         AMOUNT          NO.
                            ----------      -------     ----------      -------
                                            (DOLLARS IN THOUSANDS)
Servicing portfolio ....    $1,924,881     $189,062     $1,345,961     $131,862
Delinquencies(1)(2)
  31-59 days............        29,324        3,067         26,410        2,766
  60-89 days............        11,219        1,141          6,876          691
  90+ days..............        10,992        1,068          4,790          455
                            ----------     --------     ----------     --------
Total ..................    $   51,535     $  5,276     $   38,076     $  3,912
                            ==========     ========     ==========     ========
Total delinquencies as a
  percent of servicing
  portfolio.............          2.68%        2.79%          2.83%        2.97%

--------------
(1) Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                           FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                           -------------------------     -------------------------
                                              1999           1998          1999            1998
                                           ----------     ----------     ----------     ----------
                                                            (DOLLARS IN THOUSANDS)
Period end contracts outstanding ......... $1,924,881     $1,176,153     $1,924,881     $1,176,153
Average servicing portfolio(1) ........... $1,824,799     $1,083,919     $1,629,779     $  945,077
Number of gross charge-offs ..............      1,646            984          4,508          2,740
Gross charge-offs ........................ $    9,426     $    5,453     $   24,528     $   14,827
Net charge-offs(2) ....................... $    8,198     $    4,659     $   21,373     $   12,576
Annualized net charge-offs as a
  percent of average Servicing portfolio..       1.80%          1.72%          1.75%          1.77%

------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

        THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH SEPTEMBER 30, 1999:


        96-1     96-2    96-3    96-4    97-1    97-2   97-3    97-4    98-1   98-A    98-B    98-C   99-A    99-B     99-C
        ----     ----    ----    ----    ----    ----   ----    ----    ----   ----    ----    ----   ----    ----     ----
    1   0.00%    0.01%   0.00%   0.00%   0.00%   0.00%  0.00%   0.00%   0.00%  0.00%   0.00%   0.00%  0.00%   0.00%    0.00%

    2   0.03%    0.07%   0.02%   0.02%   0.00%   0.00%  0.00%   0.00%   0.01%  0.01%   0.00%   0.02%  0.00%   0.00%    0.01%

    3   0.05%    0.20%   0.07%   0.05%   0.03%   0.02%  0.02%   0.01%   0.02%  0.03%   0.02%   0.02%  0.02%   0.03%

    4   0.11%    0.33%   0.16%   0.14%   0.06%   0.07%  0.09%   0.04%   0.08%  0.07%   0.08%   0.04%  0.05%   0.07%

    5   0.23%    0.46%   0.43%   0.24%   0.13%   0.22%  0.13%   0.11%   0.14%  0.14%   0.19%   0.15%  0.11%   0.14%

    6   0.40%    0.78%   0.54%   0.38%   0.26%   0.32%  0.24%   0.20%   0.24%  0.23%   0.33%   0.27%  0.21%

    7   0.69%    0.98%   0.74%   0.53%   0.37%   0.59%  0.36%   0.28%   0.40%  0.37%   0.45%   0.46%  0.35%

    8   0.82%    1.15%   0.97%   0.81%   0.52%   0.80%  0.47%   0.43%   0.53%  0.42%   0.61%   0.57%  0.49%

    9   0.93%    1.39%   1.13%   0.98%   0.60%   0.91%  0.62%   0.55%   0.68%  0.51%   0.82%   0.74%

   10   1.15%    1.52%   1.32%   1.18%   0.76%   1.07%  0.73%   0.72%   0.85%  0.70%   0.95%   0.94%

   11   1.25%    1.69%   1.47%   1.43%   0.92%   1.26%  0.81%   0.87%   1.04%  0.85%   1.10%   1.12%

   12   1.47%    1.94%   1.60%   1.63%   1.02%   1.42%  0.94%   0.95%   1.20%  1.01%   1.20%

   13   1.65%    2.08%   1.77%   1.73%   1.13%   1.58%  1.10%   1.08%   1.33%  1.17%   1.36%

   14   1.79%    2.34%   1.94%   1.87%   1.23%   1.68%  1.23%   1.19%   1.46%  1.37%

   15   2.02%    2.52%   2.09%   2.07%   1.40%   1.80%  1.38%   1.36%   1.61%  1.48%

   16   2.25%    2.76%   2.27%   2.23%   1.56%   1.97%  1.58%   1.42%   1.71%  1.59%

   17   2.43%    2.89%   2.42%   2.33%   1.68%   2.10%  1.68%   1.52%   1.88%

   18   2.59%    3.10%   2.57%   2.49%   1.75%   2.23%  1.77%   1.64%   2.01%

   19   2.77%    3.14%   2.70%   2.62%   1.85%   2.35%  1.91%   1.75%   2.17%

   20   2.93%    3.30%   2.83%   2.73%   1.92%   2.48%  2.04%   1.85%

   21   3.06%    3.47%   2.94%   2.84%   1.98%   2.59%  2.11%   1.97%

   22   3.15%    3.60%   3.00%   2.93%   2.09%   2.72%  2.20%   2.08%

   23   3.21%    3.70%   3.08%   3.02%   2.17%   2.81%  2.31%

   24   3.28%    3.81%   3.17%   3.10%   2.22%   2.85%  2.41%

   25   3.40%    3.93%   3.28%   3.22%   2.31%   2.93%  2.51%

   26   3.43%    4.06%   3.38%   3.29%   2.38%   2.96%

   27   3.55%    4.13%   3.43%   3.39%   2.44%   3.09%

   28   3.60%    4.22%   3.54%   3.46%   2.50%   3.17%

   29   3.73%    4.23%   3.59%   3.58%   2.55%

   30   3.75%    4.29%   3.69%   3.61%   2.63%

   31   3.79%    4.31%   3.77%   3.64%   2.67%

   32   3.85%    4.33%   3.75%   3.72%

   33   3.88%    4.37%   3.77%   3.74%

   34   3.90%    4.39%   3.79%   3.77%

   35   3.94%    4.39%   3.81%

   36   3.94%    4.42%   3.83%

   37   3.94%    4.42%   3.84%

   38   3.97%    4.43%

   39   3.99%    4.45%

   40   3.96%    4.46%

   41   3.96%    4.45%

   42   3.95%

   43   3.96%

   44   3.94%

   45   3.97%

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts;
(ii) payments of dealer participation; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing fees; (iii) releases from spread accounts; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company provide the needed capital to fund the expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

        Cash used in operating activities was $37.4 million for the nine months ended September 30, 1999, compared to $76.6 million used in the nine months ended September 30, 1998. The decrease in cash used in operating activities was primarily due to an increase in accounts payable. Cash used in investing activities was $5.0 million for the nine months ended September 30, 1999, compared to $2.4 million for the nine months ended September 30, 1998. A reduction in the use of the Company's capital lease lines coupled with the relocation of the Company's corporate headquarters contributed to the increase in investing activities. Cash provided by financing activities was $45.2 million for the nine months ended September 30, 1999, compared to $83.8 million for the nine months ended September 30, 1998 Higher spread account cash releases from securitization trusts combined with a lower net change in Contracts held for sale during 1999 versus 1998 reduced the requirement for financing sources. The Company also issued $10.0 million in subordinated debt during the previous year.

        CP Facilities. As of September 30, 1999, the Company was party to two auto loan warehousing programs (the "CP Facilities"), one a $375 million facility with Triple-A One Funding Corporation ("Triple-A"), the other a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco" for the Triple-A One Facility) and newly created Onyx Acceptance Receivables Corporation ("Recco" for the Parco Facility), are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and the Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The liquidity facility supporting Triple-A was renewed in September for another year; the three-year term of the Triple-A facility, now in its second year and expiring in September 2001, is subject to the annual renewal of the liquidity facility. The Parco facility was executed in August 1999, and has a one-year term.

        The Merrill Line. A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), has an uncommitted $100 million line (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provides warehouse funding for the purchase or origination of Contracts and is used in concert with the CP Facilities the Company currently has in place. The Merrill Line currently matures in February 2000.

        The Residual Lines. Fundco has two residual facilities. During July, Fundco renegotiated its facility with MLMCI. As a result, the facility was reduced to $10.0 million and is now a committed facility. In addition, the facility is now a stand-alone line not related to the Merrill line. Fundco has a $50 million line with Salomon Smith Barney Realty Corporation ("SBRC"). (the "SBRC Line" and together with the facility with MLMCI, the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral-based formula that sets borrowing availability based on a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLMCI currently matures in February 2000. Each loan under SBRC Line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

        Excess Servicing Facility. The Company is party to a collateralized loan ("Excess Servicing Facility") with a lending group for up to $45 million, which was used for working capital and other expenditures. The Excess Servicing Facility matured in June 1999. This line is now in the amortization period and all cash flows from the underlying securitizations, which are collateral, are being used to repay the outstanding principal balance.

        The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of September 30, 1999.

        Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

        Securitization. Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed three AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.1 billion during the first nine months of 1999.

        The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Since 1994, the Company has securitized $3.0 billion of its Contracts in 17 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

        To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty issued by MBIA, which issues a financial guaranty insurance policy (the "Financial Guarantee Insurance Policy") insuring the ultimate payment of principal and the timely payment of interest due on the asset-backed securities.

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

                                    YEAR 2000

        The Company is substantially dependent on its and third party computer systems, business applications and other information technology systems ("IT systems"), due to the nature of its consumer finance business and the increasing number of electronic transactions in the industry. Historically, many IT systems were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 ("Year 2000") presents a number of potential problems for such systems, including potentially significant processing errors or failures. Given the Company's reliance on its computer systems, the Company's results of operations and cash flows could be materially adversely affected by any significant errors or failures.

        The Company has developed and is in the midst of executing a comprehensive plan designed to address the "Year 2000" issue for its in house and third party IT applications. Last year, the Company completed a detailed risk assessment of its various in-house and third party computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. The Company assembled survey data from third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential exposure to any non-compliant systems operated by these parties. The Company completed its remediation efforts during the third quarter of 1999 and is currently continuing the testing of its in-house and third party systems and applications.

        The Company currently estimates that its costs related to Year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $450,000 in 1999. The amount expected to be expended during 1999 represents approximately 9% of the Company's IT budget. The Company currently expects that its Year 2000 testing will be completed during the fourth quarter of 1999. The Company expenses Year 2000 testing costs as incurred. The Company believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary processes of its Year 2000 plan. The Company plans to continuously monitor the status of completion of its Year 2000 plan and, based on such information, will develop contingency plans as necessary.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. As a result, the Company employs various hedging strategies to limit certain risks of interest rate fluctuations. See "Management's Discussion and Analysis -- Hedging and Interest Rate Risk Management" and "Risk Factors -- We are Subject to Interest Rate Fluctuations."

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

FORWARD LOOKING STATEMENTS

        The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a new "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of Onyx Acceptance Corporation with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Onyx Acceptance Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by consumers and demographics of the lending markets of Onyx Acceptance Corporation; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto lending operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

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

WE NEED SUBSTANTIAL CASH RESOURCES.

        We require a substantial amount of cash resources to operate our business. Among other things, we use such sources to:

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

        We have operated and expect to continue to operate on a negative cash flow basis and expect to do so in the future as long as the volume of Contract purchases continues to grow. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and acquisition of subordinated indebtedness. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

WE DEPEND ON WAREHOUSE FINANCING.

        We depend on warehousing facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. Our business strategy requires that such financing continue to be available during the warehousing period.

        Whether the CP Facilities continue to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facilities and comply with certain financial covenants contained in the sale and servicing agreement between us, as seller, and one of our wholly-owned special purpose finance subsidiaries, OAFC or RECCO, as purchaser. These financial covenants include:

        o a minimum ratio of net worth plus subordinated debt to total assets;

        o a maximum ratio of credit enhancement assets to tangible net worth;

        o earnings before interest, depreciation and taxes coverage ratio; and

        o minimum cash on hand.

        Fundco has a warehouse line of credit with MLMCI, Whether the Merrill Line continues to be available to us depends on whether we meet certain debt to equity ratios and minimum equity requirements.

        We cannot assure you that our CP Facilities or the Merrill Line will be available to us or that they will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facilities when they come due, our results of operations, financial condition and cash flows could be materially and adversely affected.

WE DEPEND ON RESIDUAL FINANCING.

        When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets ("RISA"). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitization"). We generally use the RISA from each securitization as collateral to borrow cash to finance our operations. The amount of cash advanced by our lenders under our residual lines of credit depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experienced higher delinquency and loss ratios than expected, then the amount of money we could borrow under the residual lines would be reduced. The reduction in availability under these residual lines could materially and adversely affect our operations, financial condition and cash flows.

        Whether our Excess Servicing Facility avoids default or an acceleration depends on, among other things, whether we meet financial covenants that are substantially similar to those of the CP Facilities. Additionally, we are subject, under the documentation governing the Residual Lines, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a securitization. The loss of access to the CP Facilities or the Residual Lines could materially and adversely affect our operations, financial condition and cash flows.

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

        If we were unable to profitably securitize a sufficient number of our Contracts in a particular financial reporting period, then our revenues for such period could decline and could result in lower income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase our interest rate risk by increasing the warehousing period for our Contracts. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

WE DEPEND ON CREDIT ENHANCEMENT.

        From inception through September 30, 1999, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or its predecessor, in order to achieve AAA/Aaa ratings. This form of credit enhancement reduces the costs of the securitizations relative to alternative forms of credit enhancements currently available to us. MBIA is not required to insure future securitizations, and we are not restricted in our ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. We cannot assure you that:

        o we will be able to continue to obtain credit enhancement in any form from MBIA;

        o we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

        o future securitizations will be similarly rated.

        We also rely on MBIA financial guarantee insurance policies to reduce our borrowing cost under the CP Facilities. If MBIA's credit rating is downgraded or if it withdraws our credit enhancement, we could be subject to higher interest costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

WE ARE SUBJECT TO INTEREST RATE FLUCTUATIONS.

        Our profitability is largely determined by the difference, or "spread," between the effective rate of interest received by us on the Contracts acquired and the interest rates payable under our credit facilities during the warehousing period and for securities issued in securitizations.

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

        Second, the spread can be adversely affected after a Contract is purchased or originated and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. While the CP Facilities permit us to select maturities of up to 270 days for commercial paper issued under the CP Facilities, if we selected a shorter maturity or had a delay in completing a securitization we would face this risk.

        Third, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased or originated by us have fixed rates, we bear the risk of spreads narrowing because of interest rate increases during the period from the date the Contracts are purchased until the pricing of our securitization of such Contracts. We employ a hedging strategy that is intended to minimize this risk and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for our securitizations. However, we cannot assure you that this strategy will consistently or completely offset adverse interest rate movements during the warehousing period or that we will not sustain losses on hedging transactions. Our hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of our securitizations. If such estimates are materially inaccurate, then our gains on sales of Contracts, results of operations and cash flows could be materially and adversely affected.

        We also have exposure to interest rate fluctuations under the Residual Lines. The interest rates are based on LIBOR. The LIBOR lines reset each month. In periods of increasing interest rates, our cash flows, results of operations and financial condition could be adversely affected.

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

WE WILL BE ADVERSELY AFFECTED WHEN CONTRACTS ARE PREPAID OR DEFAULTED.

        Our results of operations, financial condition, cash flows and liquidity depend, to a material extent, on the performance of Contracts purchased, originated, warehoused and securitized by us. A portion of the Contracts acquired by us may default or prepay during the warehousing period. We bear the risk of losses resulting from payment defaults during the warehousing period. In the event of payment default, the collateral value of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. We maintain an allowance for credit losses on Contracts held during the warehousing period which reflects management's estimates of anticipated credit losses during such period. If the allowance is inadequate, then we would recognize as an expense the losses in excess of such allowance and our results of operations could be adversely affected. In addition, under the terms of the CP Facilities and the Merrill Line, we are not able to borrow against defaulted Contracts.

        Our servicing income can also be adversely affected by prepayment of or defaults under Contracts in the servicing portfolio. Our contractual servicing revenue is based on a percentage of the outstanding principal balance of such Contracts. Thus, if Contracts are prepaid or charged-off, then our servicing revenue will decline to the extent of such prepaid or charged-off Contracts.

        The gain on sale of Contracts recognized by us in each securitization and the value of the retained interest in securitized assets ("RISA") in each transaction reflects management's estimate of future credit losses and prepayments for the Contracts included in such securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceed those estimated, the value of the RISA would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. In this event, our results of operations and liquidity could be materially adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceed anticipated levels. If necessary, we would write-down the value of the RISA through a reduction to servicing fee income. Further, any write down of RISA would reduce the amount available to us under our residual lines, thus requiring us to pay down amounts outstanding under the facilities or provide additional collateral to cure the borrowing base deficiency.

WE WILL BE ADVERSELY AFFECTED IF WE LOSE SERVICING RIGHTS.

        Our results of operations, financial condition and cash flows would be materially and adversely affected if any of the following were to occur:

        o loss of the servicing rights under our sale and servicing agreements for the CP Facilities;

        o loss of the servicing rights under the applicable pooling and servicing or sale and servicing agreement of a grantor trust or owner trust, respectively; or

        o a trigger event that would block release of future servicing cash flows from the grantor trusts' or owner trusts' respective spread accounts.

        We are entitled to receive servicing income only while we act as servicer under the applicable sale and servicing agreement or pooling and servicing agreement for securitized Contracts. Under the CP Facilities, our right to act as servicer can be terminated by MBIA upon the occurrence of certain events.

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

        The automobile industry generally is sensitive to adverse economic conditions both nationwide and in California. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle Contracts. We cannot assure you that such economic conditions will not occur, or that such conditions will not result in severe reductions in our revenues or the cash flows available to us to permit us to remain current on our credit facilities. See "Risk Factors--We Need Substantial Cash Resources."

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

        We believe that we are in compliance in all material respects with all such laws and regulations and that such laws and regulations have had no material adverse effect on our ability to operate our business. However, we will be materially and adversely affected if we fail to comply with:

        o applicable laws and regulations;

        o changes in existing laws or regulations;

        o changes in the interpretation of existing laws or regulations; or

        o any additional laws or regulations that may be enacted in the future.

WE ARE SUBJECT TO LITIGATION RISKS.

        We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry. While we intend to vigorously defend ourselves in such proceedings, there is a chance that our results of operation and cash flows could be materially adversely affected by unfavorable outcomes.

WE MAY HAVE COMPUTER PROBLEMS RELATED TO THE YEAR 2000.

        Because of the nature of our consumer finance business and the increasing number of electronic transactions in this industry, we have come to rely heavily on our own and third party computer systems, business applications and other information technology systems ("IT systems"). Historically, many IT systems were developed to recognize the year as a two-digit number, with the digit "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given our reliance on computer systems, our results of operations and cash flows could be materially adversely affected by any significant errors or failures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

    EXHIBIT NO.       EXHIBIT TITLE
    -----------       -------------
       *3.4           Certificate of Incorporation of the Company.

       *3.5           Bylaws of the Company.

       10.103(a)      Second Amendment to Master Assignment Agreement between
                      Onyx Acceptance Funding Corporation and Merrill Lynch
                      Mortgage Capital Inc. dated July 7, 1999.

       10.104(a)      Second Amendment to Loan Agreement and Pledge and Security
                      Agreement by and among Onyx Acceptance Corporation, State
                      Street Bank and Trust Company, BankBoston, and The
                      Travelers Insurance Company dated August 9, 1999.

       10.105(a)      First Amendment to Loan Agreement and Confirmation of
                      Pledge and Security Agreement by and among Onyx Acceptance
                      Corporation, State Street Bank and Trust Company,
                      BankBoston, and The Travelers Insurance Company dated June
                      29, 1999.

       10.119 Sale and Servicing Agreement between Onyx Acceptance Corporation as Seller and Servicer and Onyx Acceptance Receivables Corporation, as Purchaser, dated August 9, 1999

       10.120 Security Agreement between Onyx Acceptance Receivables Corporation and The Chase Manhattan Bank as Funding Agent, dated August 9, 1999

       10.121 Subordinated Security Agreement between Onyx Acceptance Receivables Corporation, and Onyx Acceptance Corporation, dated August 9, 1999

       10.122 Asset Purchase Agreement among Park Avenue Receivables Corporation, The Chase Manhattan Bank and Onyx Acceptance Receivables Corporation, dated August 9, 1999

       10.123 Funding Agreement among Onyx Acceptance Receivables Corporation, Park Avenue Receivables Corporation and The Chase Manhattan Bank, dated August 9, 1999

       21.1           Subsidiaries of the Registrant.

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


                                          ONYX ACCEPTANCE CORPORATION

                                           By: /s/  JOHN W. HALL
                                               ---------------------------------
                                               John W. Hall
                                               President and Principal
                                               Executive Officer
Date: November 4, 1999

                                           By: /s/  DON P. DUFFY
                                               ---------------------------------
                                               Don P. Duffy
                                               Executive Vice President and
                                               Principal Financial Officer
Date: November 4, 1999

                                 EXHIBIT INDEX

    EXHIBIT NO.       EXHIBIT TITLE
    -----------       -------------
       *3.4           Certificate of Incorporation of the Company.

       *3.5           Bylaws of the Company.

       10.103(a)      Second Amendment to Master Assignment Agreement between
                      Onyx Acceptance Funding Corporation and Merrill Lynch
                      Mortgage Capital Inc. dated July 7, 1999.

       10.104(a)      Second Amendment to Loan Agreement and Pledge and Security
                      Agreement by and among Onyx Acceptance Corporation, State
                      Street Bank and Trust Company, BankBoston, and The
                      Travelers Insurance Company dated August 9, 1999.

       10.105(a)      First Amendment to Loan Agreement and Confirmation of
                      Pledge and Security Agreement by and among Onyx Acceptance
                      Corporation, State Street Bank and Trust Company,
                      BankBoston, and The Travelers Insurance Company dated June
                      29, 1999.

       10.119 Sale and Servicing Agreement between Onyx Acceptance Corporation as Seller and Servicer and Onyx Acceptance Receivables Corporation, as Purchaser, dated August 9, 1999

       10.120 Security Agreement between Onyx Acceptance Receivables Corporation and The Chase Manhattan Bank as Funding Agent, dated August 9, 1999

       10.121 Subordinated Security Agreement between Onyx Acceptance Receivables Corporation, and Onyx Acceptance Corporation, dated August 9, 1999

       10.122 Asset Purchase Agreement among Park Avenue Receivables Corporation, The Chase Manhattan Bank and Onyx Acceptance Receivables Corporation, dated August 9, 1999

       10.123 Funding Agreement among Onyx Acceptance Receivables Corporation, Park Avenue Receivables Corporation and The Chase Manhattan Bank, dated August 9, 1999

       21.1           Subsidiaries of the Registrant.

       27.1           Financial Data Schedule.

------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-680)