Form 10-K405
period 1999-12-31
ONYX ACCEPTANCE CORP
filed 2000-03-30
CIK 1006614

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The number of shares outstanding of the Company's Common Stock as of the closing of the market on March 16, 2000 was 6,183,635. The registrant does not have different classes of Common Stock. Based on the closing sale price of $5.50 the registrant's Common Stock as quoted on the Nasdaq National Market on March 16, 2000, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $15.4 million on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 31, 2000, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   18
Item 3.   Litigation..................................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters: Price Range of Common Stock..........   20
Item 6.   Selected Financial Data.....................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   23
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   33
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   34

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   35

                                     PART I

FORWARD-LOOKING STATEMENTS

     When used throughout this Annual Report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the automobile finance industry, the effect of economic conditions, litigation risks and the availability of capital to finance planned growth, are described, but are not limited to those disclosed in this Annual Report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors." Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 1. BUSINESS

GENERAL

     Onyx Acceptance Corporation, a Delaware Corporation, ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships, and to a small extent the origination or purchase of motor vehicle loans on a direct basis through its subsidiaries to consumers throughout the United States (collectively the "Contracts"). The Company focuses its efforts on acquiring Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase, origination and servicing of Contracts in February 1994, the Company has purchased or originated in excess of $3.8 billion in Contracts and currently has an active dealer base of approximately 7,600 dealerships. The Company has expanded its operations from a single office in Orange County, California to 17 auto finance centers (the "Auto Finance Centers") serving many regions of the United States.

BACKGROUND

     The Company was founded in August 1993 by a team of executives with extensive automobile finance experience including responsibility for the major aspects of near-prime auto lending, including underwriting, servicing, information systems implementation, interest rate management, securitizations and auto dealer center management.

     The Company was initially capitalized by three venture capital firms in November 1993. In February 1994, the Company began building its portfolio of near-prime quality Contracts collateralized by new and used motor vehicles pursuant to its managed growth strategy. Within its first six years of operations, the Company expanded to 17 Auto Finance Centers, purchased or originated over $3.8 billion in Contracts and completed 18 securitizations.

MARKET AND COMPETITION

     The Company operates in a highly competitive market. The automobile finance market has historically been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. A number of these competitors have greater financial resources than the Company. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing or services not provided by the Company.

     The Company competes for the purchase of Contracts which meet its underwriting criteria on the basis of emphasizing strong relationships with its dealership customer base through its local presence. The Company supports its dealership customer base with an operation that is open seven days a week, and has the ability to finalize purchases of Contracts on weekends. The Company believes that its strong personal relationships with and its level of service to the dealerships in its customer base provide a competitive advantage to the Company.

BUSINESS STRATEGY

     The Company's principal objective remains to become one of the leading sources of near-prime auto lending in the United States by leveraging the experience of its senior management team in this industry. The Company seeks to maintain and increase profitability through the implementation of the following strategies:

     Targeted Market and Product Focus: The Company targets the near-prime auto lending market because it believes that near-prime lending produces greater origination and operating efficiency than does sub-prime lending. The Company focuses on late model used rather than new vehicles, as management believes the risk of loss on used vehicles is lower due to lower depreciation rates, while interest rates are typically higher. In addition, the Company believes that the late model used motor vehicle finance market is growing at a faster rate than is the finance market for new motor vehicles.

     Localized Dealership Service: The Company provides a high level of service to its dealership base by underwriting and purchasing Contracts and marketing to and servicing dealerships on a local level through its Auto Finance Centers. The Company strategically locates its Auto Finance Centers in geographic areas of high dealership concentration to facilitate personal service in the local markets, including consistent buying practices, operations open seven days a week, competitive rates, a dedicated dealer service staff, fast turnaround time and systems designed to expedite the processing of Contract applications. This personal service is provided by a team of experienced account managers (the "Account Managers") with an established reputation for responsiveness and integrity who call on dealerships in a consistent and professional manner. The Company believes that its local presence and service provide the opportunity to build strong and lasting relationships with dealerships.

     Expansion of Dealership Customer Base: The Company establishes active relationships with a substantial percentage of franchised dealerships in the regions in which it does business through its 17 existing Auto Finance Centers. The Company intends to establish additional relationships as it expands into other states during 2000.

     Maintenance of Underwriting Standards and Portfolio Performance: The Company has developed an underwriting process that is designed to achieve attractive yields while minimizing delinquencies and losses. Based on its belief that a standardized commercially available credit scoring system is a less effective means of assessing credit risk, especially in the near-prime sector, the Company employs experienced credit managers (the "Credit Managers") in the local Auto Finance Centers to purchase Contracts satisfying the underwriting criteria developed by the Company. The Company's Credit Managers and Account Managers are compensated as a team and their compensation relies, in part, upon the quality of underwriting of the Contracts they approve. The Company has developed a credit review process where a post funding audit is performed on most purchases and originations by reviewing Contracts against the Company's underwriting standards shortly after they have been funded. This audit provides feedback to enhance the underwriting process. To further monitor the integrity of the underwriting process, management regularly tracks the delinquency and loss rates of Contracts purchased by each Credit and Account Manager team.

     Technology-Supported Operational Controls: The Company has developed and instituted control and review systems that enable it to monitor both the operations of the Company and the performance of the servicing portfolio. These systems allow senior management to monitor Contract production, yields and performance on a real-time basis. The Company believes that its information systems not only enhance its internal controls but also allow it to significantly expand its Servicing Portfolio without a significant corresponding increase in its labor costs.

     Liquidity Through Warehousing and Securitizations: The Company's strategy is to complete securitizations on a regular basis and to use warehouse credit facilities to fund Contracts prior to securitization. To fund dealer participation and finance daily operations the Company relies to a significant extent on credit facilities that are collateralized by the Company's retained interest in securitized assets ("RISA"). The Company also utilizes both securitization and hedging strategies to leverage its capital efficiently and substantially reduce its interest rate risk.

OPERATIONS

     Dealership Marketing and Service: As of December 31, 1999, the Company had 17 Auto Finance Centers located throughout the United States and had an active dealer base of approximately 7,600 dealerships. Of these dealerships, approximately 89% are franchised and approximately 11% are independent automobile dealerships. The Company believes that franchised and select independent automobile dealerships are most likely to provide the Company with Contracts that meet the Company's underwriting standards.

     The Company has significantly expanded its customer base of automobile dealerships, and has substantially increased both monthly Contract purchases and originations and the size of its servicing portfolio. The following table sets forth information about the Company's Contracts and Auto Finance Centers as of the dates indicated:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------
                                               1995        1996        1997         1998          1999
                                             --------    --------    --------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Number of auto finance centers.............         5           9          10            14            17
Number of contracts purchased..............    16,571      26,244      50,214        86,150       127,628
Dollar volume of contracts collateralized
  by new vehicles..........................  $ 39,706    $ 68,654    $129,178    $  186,654    $  245,058
Dollar volume of contracts collateralized
  by used vehicles.........................  $159,691    $251,186    $476,727    $  851,881    $1,313,946
Dollar volume of contracts.................  $199,397    $319,840    $605,905    $1,038,535    $1,559,004
Average dollar volume of contracts per auto
  finance center...........................  $ 39,879    $ 35,538    $ 60,591    $   74,181    $   91,706
Number of active dealerships...............       769       1,471       2,846         5,401         7,617
Servicing portfolio........................  $218,207    $400,665    $757,277    $1,345,961    $2,133,460

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

     The Account Managers also advise the dealership finance managers regarding the Company's commitment to serve a broad scope of qualified borrowers through its three near-prime auto lending programs: the "Premier", the "Preferred", and the "Standard" Programs. The Premier Program allows the Company to market lower interest rates in order to capture customers of superior credit quality. The Preferred Program allows the Company to offer Contracts at higher interest rates to borrowers with proven credit quality. The Standard Program allows the Company to assist qualified borrowers, who may have experienced previous credit problems or have not yet established a significant credit history, at interest rates higher than the Company's other programs.

     The Company enters into a non-exclusive dealership agreement containing certain representations and warranties by the dealership about the Contracts. After this relationship is established, the Account Managers continue to actively monitor the relationship to meet the Company's objectives with respect to the volume of applications satisfying the Company's underwriting standards. Due to the non-exclusive nature of the Company's relationships with dealerships, the dealerships retain discretion to determine whether to solicit financing from the Company or from another source or sources for a customer seeking to finance a vehicle purchase. The Account Managers regularly telephone and visit finance managers to reinforce to them the Company's objectives and to answer any questions they may have. To increase the effectiveness of these contacts, the Account Managers can obtain from the Company's management information systems real-time information listing by dealership the number of applications submitted, the Company's response and the reasons why a particular application was rejected. The Company believes that the personal relationships its Account Managers, Credit Managers and Auto Finance Center Managers establish with the finance managers at the dealerships are a significant factor in creating and maintaining productive relationships with its dealership customer base.

UNDERWRITING AND PURCHASING OF CONTRACTS

     The Company's underwriting standards are applied by experienced Credit Managers with a personal, hands-on analysis of the creditworthiness of each applicant, rather than sole reliance upon standardized commercially available credit scoring systems used by several of the Company's competitors. The Company believes that credit-scoring systems may approve applicants who are in fact not creditworthy, while denying credit to others whom may have acceptable credit risk for the interest rate being charged. In addition, the Company believes that it can enhance the relationship with its dealership and consumer customer base by having its Credit Managers utilize a rules/exception based credit/audit system to personally review each application and communicate to the submitting dealership the results of the review, including the reasons why a particular application may have been declined. This practice encourages the dealership finance managers to submit Contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency. In order to ensure consistent application of its underwriting standards as its volume of Contract purchases increases, the Company has a formal internal training program for new and existing Account Managers and Credit Managers.

     The underwriting process begins when an application is faxed by a dealership to a central toll-free number, at the Company's corporate headquarters, where it is input into the Company's front-end application processing system. Each application is evaluated by a Credit Manager in the local Auto Finance Center or corporate headquarters, using uniform underwriting standards developed by the Company. These underwriting standards are intended to assess the applicant's ability to timely repay all amounts due under the Contract and the adequacy of the financed vehicle as collateral. To evaluate credit applications, the Credit Manager reviews, among other things, on-line information, including reports of credit reporting agencies, nationally recognized vehicle valuation services, and ownership of real estate listed on an application. The Company's wide area network permits a Credit Manager in any Auto Finance Center or the corporate headquarters to access an application on a real-time basis. This computer network enables senior management to efficiently review Contracts requiring approval, and permits the Company to seamlessly shift underwriting work among any of the Auto Finance Centers to increase operating efficiency. Finally, the Company's computer network permits daily review by senior management of operating results sorted by any number of variables, including by Credit Manager, Auto Finance Center or auto dealership.

     The funds advanced by the Company to purchase a Contract generally do not exceed: (i) for a new financed vehicle, the dealer's invoice plus taxes, title and license fees, any extended warranty and credit insurance; or (ii) for a used financed vehicle, the wholesale value assigned by a nationally recognized vehicle valuation service value guide, plus taxes, title and license fees, any extended warranty and credit insurance. However, the actual amount advanced for a Contract may be limited by a number of factors, including the length of the Contract term, the make, model and year of the financed vehicle and the creditworthiness of the obligor. These adjustments are made to insure that the financed vehicle constitutes adequate collateral to secure the Contract. Contracts purchased or originated in 1999 had an average loan to value ratio at purchase or origination of 104% which the Company believes is one of the lowest in the industry.

     Once the review of an application is completed, the Credit Manager communicates his or her decision to the dealership specifying approval, conditional approval (such as an increase in the downpayment, reduction in the term of the financing, or the addition of a co-signer to the Contract), or denial.

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

     The Auto Finance Center purchasing the Contract funds the purchase and pays a dealer participation fee, if any. The dealership can receive 100% of the dealer participation, at purchase or at month-end, and the Company is entitled to recover from the dealership over the life of the Contract the unearned portion of the dealer participation in the event of a prepayment of the purchased Contract or charge-off of the Contract. The Company also offers three other participation methods, in which the Company pays less than 100% of the dealer participation, but for which the dealership is under no obligation to refund any unearned participation if the contract defaults or pre-pays after the expiration of a set period of time after the Contract purchase date.

     The Company conducts a post-funding credit review of most of its Contracts. In the review, the approved application is re-examined to be certain it complies with the Company's underwriting requirements. The results of these reviews are then reviewed by senior management to ensure consistent application of the Company's underwriting standards.

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

     The following table sets forth information about the Company's Contracts as of the dates indicated:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                1995        1996        1997         1998          1999
                                              --------    --------    --------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Contracts purchased.........................  $199,397    $319,840    $605,905    $1,038,535    $1,559,004
Average contract amount purchased...........  $   12.0    $   12.2    $   12.1    $     12.1    $     12.2
Weighted average initial term (months)......      55.5        56.2        57.0          57.5          57.0
Weighted average A.P.R. (at end of
  period)...................................     15.00%      14.72%      14.66%        14.72%        14.77%
Percentage of dollar amount of contracts
  collateralized by new motor vehicles
  purchased.................................     19.91%      21.47%      21.32%        17.97%        15.72%
Percentage of dollar amount of contracts
  collateralized by used motor vehicles
  purchased.................................     80.09%      78.53%      78.68%        82.03%        84.28%

     Periodically the Company performs an analysis of its servicing portfolio to evaluate the effectiveness of its underwriting guidelines. If external economic factors, credit delinquencies or credit losses change, the Company may adjust its underwriting guidelines to maintain the asset quality deemed acceptable by the Company's management.

SERVICING AND COLLECTION PROCEDURES

     The Company services all Contracts in its servicing portfolio. To reduce the costs of its servicing operations, the Company has outsourced certain data processing and billing functions related to its servicing of

Contracts. This includes a three-year contract expiring in 2000 with a service bureau to provide certain loan accounting, reporting, collections and servicing functions; the Company intends to take these processes in-house at the expiration of this contract. Through its service providers, the Company mails to each obligor a monthly billing statement 20 days prior to the due date. The Company believes this method has proven to be more effective in controlling delinquency, and therefore losses, than payment coupon books which are delivered to the obligor at the time the Contract is purchased. The Company charges a late fee, where allowed by law, on any payment received after the expiration of the statutory or contractual grace period. Most payments from obligors are deposited directly into a lockbox account while the remainder of payments are received directly by the Company and promptly deposited by the Company into the lockbox account.

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

COLLECTION PROCEDURES

     Collection activities with respect to delinquent Contracts are performed by the Company at its Foothill Ranch, California Collection Center. Collection activities include prompt investigation and evaluation of the causes of any delinquency. An obligor is considered delinquent when he or she has failed to make a scheduled payment under the Contract within 30 days of the related due date (each a "Due Date").

     To automate its collection procedures, the Company uses features of the computer system of its third party service bureau to provide tracking and notification of delinquencies. The collection system provides relevant obligor information (for example, current addresses, phone numbers and loan information) and records of all Contracts. The system also records an obligor's promise to pay and affords supervisors the ability to review collection personnel activity and to modify collection priorities with respect to Contracts. The Company utilizes a predictive dialing system located at the Foothill Ranch Collection Center to make phone calls to obligors whose payments are past due by more than eight days but less than 20 days. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of obligors from a file of records extracted from the Contract database. By eliminating time wasted on attempting to reach obligors, the system gives a single collector, on average, the ability to speak with and work 200 to 250 accounts per day. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all obligors who cannot be reached by telephone.

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

     If the proceeds from the sale of a repossessed vehicle fall short of the balance due on the Contract, the Company will experience a loss. The current policy of the Company is to recognize losses on repossessed vehicles in the month in which the vehicle is sold or in which the scheduled payment becomes 120 days delinquent, whichever occurs first. Losses may occur in connection with delinquent Contracts for which the vehicle was not repossessed, either because of a discharge of the obligor's indebtedness in a bankruptcy proceeding or due to the Company's inability to locate the financed vehicle or the obligor. In these cases, losses are recognized at the time a Contract is deemed uncollectable or during the month a scheduled payment under the Contract becomes 150 days past due, whichever occurs first.

     Upon repossession and sale of the financed vehicle, any deficiency remaining is pursued against the obligor to the extent deemed practical by the Company and to the extent permitted by law. The loss recognition and collection policies and practices of the Company may change over time in accordance with the Company's business judgement.

MODIFICATIONS AND EXTENSIONS

     The Company offers certain credit-related extensions to obligors. Generally, these extensions are offered only when (i) the Company believes that the obligor's financial difficulty has been resolved or will no longer impair the obligor's ability to make future payments, (ii) the extension will result in the obligor's payments being brought current, (iii) the total number of credit-related extensions granted on the Contract will not exceed three, and the total credit-related extensions granted on the Contract will not exceed three months in the aggregate, (iv) there has been no more than one credit-related extension granted on the Contract in the immediately preceding twelve months, and (v) Onyx (or its assignee) has held the Contract for at least six months. Any deviation from this policy requires the concurrence of a Collection Supervisor and the Company's Collection Manager and the Executive Vice President, Collections. The total number of extensions was less than 4% of the number of Contracts in the Servicing Portfolio for the years ending December 31, 1999, and December 31, 1998.

INSURANCE

     Each Contract requires the obligor to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. In the event that the obligor fails to maintain the required insurance, however, the Company has purchased limited comprehensive and collision insurance, referred to as the "Blanket Insurance Policy" coverage. The Blanket Insurance Policy provides the Company with protection on each uninsured or underinsured financed vehicle against total loss, damage or theft. The Company has obtained its Blanket Insurance Policy from Great American Insurance Companies. For the Blanket Insurance Policy, the Company is assessed a premium based on the size of the Servicing Portfolio. In 1998, the Company opened an insurance tracking department at its corporate headquarters. The Company believes that this function has helped reduce its exposure to uninsured motorists through its prompt follow up on non-compliant obligors.

FINANCING AND SALE OF CONTRACTS

     The Company finances the acquisition and origination of Contracts primarily through its warehouse credit facilities as discussed below:

     CP Facilities: As of December 31, 1999, the Company was party to two primary auto loan warehousing programs (the "CP Facilities"), one, a $375 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other, a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A One Facility, and newly created Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility was executed in August 1999, and expires in August 2000, but may be renewed at the option of the lenders. The Triple-A Facility is subject to renewal in September 2000 at the option of the lenders, and, if so renewed, will expire in September 2001.

     The Merrill Line: A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), has a $100 million line of credit (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provides warehouse funding for the purchase or origination of Contracts and is used in concert with the CP Facilities the Company currently has in place. The Merrill Line was renewed in February 2000 for a one year term, but can be terminated at the option of the lender at any time.

     The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings.

     The Residual Lines: The Company, through Fundco, has two residual
Facilities: a $10 million committed facility with MLMCI and a $50 million line with Salomon Smith Barney Realty Corporation ("SBRC") (the "SBRC Line" and together with the facility with MLMCI, the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral-based formula that sets borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLMCI was renewed in February 2000 for a one year term. Each loan under the SBRC Line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

     Excess Servicing Facility: The Company is party to a collateralized loan ("Excess Servicing Facility") with a lending group for up to $45 million, which was used for working capital and other expenditures. The Excess Servicing Facility matured in June 1999. This line is now in the amortization period and all cash flows from the underlying securitizations, which are collateral, are being used to repay the outstanding principal balance.

     Subordinated Debt: As of December 31, 1999, the Company had outstanding $10 million of subordinated debt with an initial term of two years. In February 2000, the Company exercised its option to extend the term by three years during which the loan will fully amortize. Final maturity is scheduled for February 2003.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 1999.

     Hedging and Interest Rate Risk Management: The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations, and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program, until the point where the fair value declines below ($1.0) million.

     Securitization: Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.45 billion in 1999.

     The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through December 31, 1999, the Company had securitized $3.4 billion of Contracts in 18 separate transactions. In each of its securitizations, the Company sold its Contracts to a newly formed grantor or owner trust which issued pass-through certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty issued by MBIA, or a predecessor, which issues a financial guaranty insurance policy (the "Financial Guarantee Insurance Policy") insuring the payment of principal and interest due on the asset-backed securities.

     The Company receives servicing fees for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to the future excess cash flows arising from the trusts. Generally, the Company sells the Contracts at face value and without recourse, except that certain representations and warranties with respect to the Contracts are provided by the Company as the servicer and Finco as the seller to the trusts.

     Gains on sale of Contracts arising from securitizations provide a significant portion of the Company's revenues. Several factors affect the Company's ability to complete securitizations of its Contracts, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of Contracts and the Company's ability to obtain credit enhancement.

GOVERNMENT REGULATION

     The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations. The Company is required to comply with the laws of those states in which it conducts operations. Management believes that it is in compliance with these laws and regulations.

     Consumer Protection Laws: Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, states' adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code (the "UCC") and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, sex, age (provided the applicant has the capacity to contract), marital status, religion, national origin, the fact that all or part of the applicant's income derives from a public assistance program, or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved. The rules of the Federal Trade Commission (the "FTC") limit the types of property a creditor may accept as collateral to secure a consumer loan, and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the FTC's rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's guide which explains any applicable warranty coverage for such vehicles. Also, some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases these provisions could affect the Company's ability to enforce Contracts it purchases or originates.

EMPLOYEES

     The Company employs personnel experienced in all areas of loan originations, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal crossover of duties. At December 31, 1999, the Company had 715 full-time employees, none of whom were covered by collective bargaining agreements. The Company believes it has good relationships with its employees.

                                  RISK FACTORS

     You should carefully consider the following risks in your evaluation of us and our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties, including, but not limited to, credit, economic, competitive, governmental and financial factors affecting our operations, markets, financial products, and services and other factors discussed in our filings with the Securities and Exchange Commission may also adversely impact and impair our business. If any of these risks actually occur, our business, results of operations, cash flows or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

WE NEED SUBSTANTIAL LIQUIDITY.

     We require a substantial amount of liquidity to operate our business. Among other things, we use such liquidity to:

     - acquire Contracts;

     - pay dealer participation;

     - pay securitization costs and fund related accounts;

     - settle hedge transactions;

     - satisfy working capital requirements and pay operating expenses; and

     - pay interest expense.

     A substantial portion of our revenues in any period is represented by gain on sale of Contracts generated by a securitization in such period, but the cash underlying such revenues is received over the life of the Contracts.

     We have operated on a negative cash flow basis and expect to do so in the future as long as the volume of Contract purchases continues to grow. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

WE DEPEND ON WAREHOUSE FINANCING.

     We depend on warehousing facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. See
"Business -- Financing and Sale of Contracts." Our business strategy requires that such financing continue to be available during the warehousing period.

     Whether the CP Facilities continue to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facilities and comply with certain financial covenants contained in the sale and servicing agreements between us, as seller, and our wholly-owned special purpose finance subsidiaries, Finco or Recco, as applicable, as purchaser. These financial covenants include:

     - a minimum ratio of net worth plus subordinated debt to total assets;

     - a maximum ratio of credit enhancement assets to tangible net worth;

     - earnings before interest, depreciation and taxes coverage ratio; and

     - minimum cash on hand.

     We also have a warehouse line of credit with Merrill Lynch. Whether the Merrill Line continues to be available to us depends on whether we meet certain debt to equity ratios and minimum equity requirements.

     We cannot assure you that our CP Facilities or Merrill Line will be available to us or that they will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facilities when they expire, our results of operations, financial condition and cash flows could be materially and adversely affected.

WE DEPEND ON RESIDUAL FINANCING.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets ("RISA"). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations"). We typically use the RISA from each securitization as collateral to borrow cash to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experienced higher delinquency and loss ratios than expected, then the amount of money we could borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to minimum net worth and subordinated debt plus net worth tests, a limitation on quarterly operating losses and covenants restricting delinquencies, losses, prepayments and net yields of Contracts included in a securitization.

     The continued amortization of our Excess Servicing Facility depends on, among other things, whether we meet financial covenants that are substantially similar to those of the CP Facilities. A failure to meet these requirements could result in an acceleration of the amount due.

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

     If we were unable to profitably securitize a sufficient number of our Contracts in a particular financial reporting period, then our revenues for such period could decline and could result in lower net income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase our interest rate risk by increasing the warehousing period for our Contracts. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources," and "Business Financing and Sale of Contracts."

WE DEPEND ON CREDIT ENHANCEMENT.

     From inception through December 31, 1999, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or its predecessor, in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. MBIA is not required to insure future securitizations, and we are not restricted in our ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. We cannot assure you that:

     - we will be able to continue to obtain credit enhancement in any form from MBIA;

     - we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

     - future securitizations will be similarly rated.

     We also rely on MBIA's financial guarantee insurance policy to reduce our borrowing cost under the CP Facilities. If MBIA's credit rating is downgraded or if it withdraws our credit enhancement, we could be subject to higher interest costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

WE ARE SUBJECT TO INTEREST RATE FLUCTUATIONS.

     Our profitability is largely determined by the difference, or "spread," between the effective rate of interest received by us on the Contracts acquired and the interest rates payable under our credit facilities during the warehousing period and for securities issued in securitizations.

     Several factors affect our ability to manage interest rate risk. First, the Contracts are purchased or originated at fixed interest rates, while amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. Our policy is to increase the buy rates we issue to dealerships or to increase rates we make available to consumers for Contracts in response to increases in our cost of funds during the warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by our competitors may limit our ability to pass through our increased costs of warehouse financing.

     Second, the spread can be adversely affected after a Contract is purchased or originated and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. While the CP Facilities permit us to select maturities of up to 270 days for commercial paper, if we selected a shorter maturity or had a delay in completing a securitization, we would face this risk.

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

     We also have exposure to interest rate fluctuations under the Residual Lines and the Excess Servicing Facility. The interest rates are based on 30 day LIBOR and the Prime Rate. The LIBOR lines reset each month while the Prime Rate line is reset with any change in the Prime rates. In periods of increasing interest rates our cash flows, results of operations and financial condition could be adversely affected.

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

WE WILL BE ADVERSELY AFFECTED WHEN CONTRACTS ARE PREPAID OR DEFAULTED.

     Our results of operations, financial condition, cash flows, and liquidity depend, to a material extent, on the performance of Contracts purchased, originated, warehoused, and securitized by us. A portion of the Contracts acquired by us may default or prepay during the warehousing period. We bear the risk of losses resulting from payment defaults during the warehousing period. In the event of payment default, the collateral value of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. We maintain an allowance for credit losses on Contracts held during the warehousing period which reflects management's estimates of anticipated credit losses during such period. If the allowance is inadequate, then we would recognize as an expense the losses in excess of such allowance, and our results of operations could be adversely affected. In addition, under the terms of the CP Facilities, we are not able to borrow against defaulted Contracts.

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

WE WILL BE ADVERSELY AFFECTED IF WE LOSE SERVICING RIGHTS.

     Our results of operations, financial condition and cash flows would be materially and adversely affected if any of the following were to occur:

     - loss of the servicing rights under our sale and servicing agreements for the CP Facilities;

     - loss of the servicing rights under the applicable pooling and servicing or sale and servicing agreement of a grantor trust and owner trust, respectively; or

     - a trigger event that would block release of future excess cash flows generated from the grantor trusts' or owner trusts' respective spread accounts.

     We are entitled to receive servicing income only while we act as servicer under the applicable sales and servicing agreements or pooling and servicing agreements. Under the CP Facilities our right to act as servicer can be terminated by MBIA, upon the occurrence of certain events.

OUR QUARTERLY EARNINGS MAY FLUCTUATE.

     Our revenues have fluctuated in the past and are expected to fluctuate in the future principally as a result of the following factors:

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

OUR INDUSTRY IS HIGHLY COMPETITIVE.

     Competition in the field of financing retail motor vehicle sales is intense. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than we do. Many of these competitors also have long-standing relationships with automobile dealerships, and offer dealerships or their customers other forms of financing or services not provided by us. Our ability to compete successfully depends largely upon our relationships with dealerships and the willingness of dealerships to offer those Contracts that meet our underwriting criteria to us for purchase. We cannot assure you that we will be able to continue to compete successfully in the markets we serve.

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

     The automobile industry generally is sensitive to adverse economic conditions both nationwide and in California, where we have our largest single-state exposure. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the rate of sales of motor vehicles and higher default rates on motor vehicle contracts. We cannot assure you that such economic conditions will not occur, or that such conditions will not result in severe reductions in our revenues or the cash flows available to us to permit us to remain current on our credit facilities.

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

WE ARE SUBJECT TO LITIGATION RISKS.

     We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry. Companies in the motor vehicle finance industry have been named as defendants in an increasing number of class action lawsuits brought by purchasers of motor vehicles claiming violation of various federal and state consumer credit and similar laws and regulations. We are defendants in three such consumer class action lawsuits, one of which was served on us in 2000. One such proceeding served in 1999, in which we are a defendant, has been brought as a putative class action and is pending in the State of California. A class has yet to be certified in this case in which the plaintiffs allege certain defects in post-repossession notice forms in the State of California. Another proceeding also served in 1999, in which we are a defendant, has been brought as a putative class action and also is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers.

     On January 25, 2000, a putative class action complaint was filed against us and certain of our officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from our use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. We believe that our previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, we retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated our financial statements for 1996, 1997 and the first three fiscal quarters of 1998. We intend to vigorously defend against the complaint.

     While we intend to vigorously defend ourselves against such proceedings there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

WE MAY HAVE COMPUTER PROBLEMS RELATED TO THE YEAR 2000.

     Because of the nature of our consumer finance business and the increasing number of electronic transactions in this industry, we have come to rely heavily on our in-house and third party computer systems, business applications and other information technology systems ("IT systems"). Historically, many IT systems were developed to recognize the year as a two-digit number, with the digit "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given our reliance on computer systems, our results of operations and cash flows could be materially adversely affected by any significant errors or failures.

     In the event that the Company does not complete any additional phases of its plan, the Company may be unable to perform its key operating activities, such as the purchase of Contracts and the invoicing, collecting and application of obligor payments. The Company could be subject to litigation for computer systems failure, such as improper application of payments and resulting incorrect credit reporting to credit bureaus. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot reasonably be estimated at this time.

ITEM 2. PROPERTIES

     The Company did not own any real property at December 31, 1999. In January 1999, the Company moved into it new headquarters in Foothill Ranch, California after signing a 10-year lease for approximately 82,000 square feet of office space. The Company also leases office space for its Auto Finance Centers; the average size of such centers is generally four to five thousand square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 3. LITIGATION

     As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company is a defendant in three consumer class action lawsuits, one of which was served in 2000. One such proceeding served in 1999, in which the Company is a defendant, has been brought as a putative class action and is pending in the State of California. A class has yet to be certified in this case in which the plaintiffs allege certain defects in post-repossession notice forms in the State of California. Another proceeding also served in 1999, in which the Company is a defendant, has been brought as a putative class action and is also pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers.

     Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company's business activities. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company's automobile finance business.

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange

Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for 1996, 1997 and the first three fiscal quarters of 1998. The Company intends to vigorously defend against the complaint.

     In the opinion of management, the resolution of the proceedings described in this section will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
       PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the NASDAQ under the symbol "ONYX". The following table provides quarterly high and low closing prices for the Company's Common Stock for the years ended December 31, 1999 and December 31, 1998.

                                                               HIGH      LOW
                                                              ------    -----
1998
First quarter...............................................  $11.50    $7.25
Second quarter..............................................  $12.63    $8.88
Third quarter...............................................  $10.31    $5.63
Fourth quarter..............................................  $ 6.75    $4.88

1999
First quarter...............................................  $ 6.63    $5.19
Second quarter..............................................  $ 8.63    $5.75
Third quarter...............................................  $ 9.44    $6.69
Fourth quarter..............................................  $ 7.50    $6.00

     At March 16, 2000, there were approximately 1,606 beneficial holders of the Company's Common Stock.

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

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------
                                               1995        1996        1997         1998          1999
                                             --------    --------    --------    ----------    ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net interest income......................  $  2,225    $  4,140    $  5,036    $    7,312    $    6,146
  Servicing fee income.....................     1,381       3,236       9,189        16,663        28,877
  Gain on sale of contracts................     2,012      15,251      19,586        36,417        53,920
                                             --------    --------    --------    ----------    ----------
         Total revenues....................     5,618      22,627      33,811        60,392        88,943
                                             --------    --------    --------    ----------    ----------
  Provision for credit losses..............       465         266         785         1,580         1,246
  Operating expenses.......................     8,340      15,394      30,740        48,427        70,959
                                             --------    --------    --------    ----------    ----------
         Total expenses....................     8,805      15,660      31,525        50,007        72,205
                                             --------    --------    --------    ----------    ----------
  Income (loss) before income taxes........    (3,187)      6,967       2,286        10,385        16,738
  Income taxes.............................         0         851         984         4,310         6,946
                                             --------    --------    --------    ----------    ----------
  Net income (loss)........................  $ (3,187)   $  6,116    $  1,302    $    6,075    $    9,792
                                             ========    ========    ========    ==========    ==========
  Net income (loss) available to common
    stockholders...........................  $ (3,763)   $  6,116    $  1,302    $    6,075    $    9,792
                                             ========    ========    ========    ==========    ==========
  Net income (loss) per share of Common
    Stock:
    Basic..................................  $  (1.68)   $   1.19    $   0.22    $     0.99    $     1.59
    Diluted................................  $  (1.68)   $   1.09    $   0.21    $     0.95    $     1.50
  Basic shares outstanding (in
    thousands).............................     2,234       5,159       6,000         6,112         6,174
  Diluted shares outstanding(in
    thousands).............................     2,234       5,585       6,294         6,425         6,514
OPERATING DATA:
  Contracts purchased during the period....  $199,397    $319,840    $605,905    $1,038,535    $1,559,004
  Number of contracts purchased during the
    period.................................    16,571      26,244      50,214        86,150       127,628
  Contracts securitized during the
    period.................................  $105,000    $405,514    $527,276    $  911,760    $1,450,000
  Number of active dealerships (at end of
    period)................................       769       1,471       2,846         5,401         7,617
  Operating expenses as percentage of
    average servicing portfolio during the
    period(1)..............................       5.9%        4.9%        5.5%          4.7%          4.1%
SELECTED PORTFOLIO DATA:
  Servicing portfolio (at end of period)...  $218,207    $400,665    $757,277    $1,345,961    $2,133,460
  Average servicing portfolio during the
    period(1)..............................  $141,029    $311,340    $563,343    $1,023,237    $1,728,875
  Number of contracts in servicing
    portfolio (at end of period)...........    20,156      38,275      73,502       131,862       209,745
  Weighted average annual percentage rate
    (at end of period)(2)..................     15.00%      14.72%      14.66%        14.72%        14.77%
  Delinquencies as a percentage of the
    dollar amount of servicing portfolio
    (at end of period)(3)..................      1.20%       2.03%       2.51%         2.83%         3.24%
  Net charge-offs as a percentage of the
    average servicing portfolio during the
    period(1)..............................      0.37%       1.63%       2.03%         1.72%         1.85%

                                                                   AS OF DECEMBER 31,
                                                 -------------------------------------------------------
                                                   1995       1996        1997        1998        1999
                                                 --------    -------    --------    --------    --------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents....................  $  1,623    $   603    $    991    $  1,929    $  5,190
  Contracts held for sale(4)...................   116,893     12,238      63,380     151,952     229,475
  Credit enhancement assets....................    12,390     37,144      71,736     112,953     142,884
  Total assets.................................   136,077     54,083     141,836     275,422     393,835
  Warehouse borrowings.........................   112,380     10,108      60,506     150,044     232,288
  Excess servicing and residual lines..........     9,569      2,500      30,000      49,556      55,879
  Subordinated debt............................    10,000          0           0      10,000      10,000
  Redeemable series A preferred stock..........     9,379          0           0           0           0
  Stockholders' equity (deficit)...............    (7,896)    36,358      37,717      43,824      53,108

---------------
(1) Averages are based on daily balances.

(2) The weighted averages are based on the serviced portfolio outstanding at the end of the period.

(3) Excludes repossessed inventory.

(4) Contracts held for sale excludes dealer participation and allowance for credit losses. See Note 4 to the Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States and to a small extent the origination or purchase of motor vehicle loans through a subsidiary of Onyx on a direct basis to consumers. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $3.8 billion in Contracts and currently has an active dealer base of over 7,600 dealerships. The Company has expanded its operations from a single office in California to 17 Auto Finance Centers serving many regions of the United States.

     The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future excess cash flows generated by owner and grantor trusts, and earns fees from servicing the securitized Contracts.

     The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past three fiscal years.

                         SELECTED FINANCIAL INFORMATION

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1997         1998          1999
                                                  --------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Contracts purchased during year.................  $605,905    $1,038,535    $1,559,004
Average monthly purchases during the year.......    50,492        86,544       129,917
Gain on sale of contracts.......................    19,586        36,417        53,920
Total revenue(1)................................    33,811        60,392        88,943
Contracts securitized during the year...........   527,276       911,760     1,450,000
Servicing portfolio at year end.................   757,277     1,345,961     2,133,460

---------------
(1) Total revenue is comprised of net interest income, servicing fee income and gain on sale of contracts.

CONTRACTS PURCHASED AND SERVICING PORTFOLIO

     Since its inception, the Company has experienced significant growth in its purchased volume of Contracts. Acquisition volume for the year ended December 31, 1999, was $1.6 billion compared to $1.0 billion for the year ended December 31, 1998, representing an increase of 60%. This growth in acquisition volume is attributable primarily to (i) the opening of three additional Auto Finance Centers during 1999, and (ii) an increased penetration of existing dealers due to the maturation of existing Auto Finance Centers. For the year ended December 31, 1999, Contract acquisition growth was 41% in Auto Finance Centers opened prior to 1999.

     The Company's increase in Contract acquisition volume has resulted in the growth in the Company's servicing portfolio. The servicing portfolio at December 31, 1999, was $2.1 billion compared to $1.3 billion at December 31, 1998, an increase of 62%.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     The Company had net income of $9.8 million for the year ended December 31, 1999, compared to net income of $6.1 million and $1.3 million for the years ended December 31, 1998 and 1997, respectively. The increase in net income from 1998 to 1999 is attributable to several factors, including (i) a 59% increase in the dollar volume of Contracts securitized, resulting in a 48% increase in gains on sales, (ii) higher servicing fee income due to an increase in the serviced portfolio and (iii) improvements in the cost structure of the Company which resulted in a decline in operating expenses as a percentage of average servicing portfolio to 4.1% for 1999 from 4.7% for 1998. The increase in net income from 1997 to 1998 was primarily attributable to a 73% increase in the dollar volume of Contracts securitized, which resulted in an 86% increase in gain on sales.

     Net Interest Income. Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to purchase such Contracts. The following table illustrates the weighted average yield on Contracts held on balance sheet, the weighted average rate paid on warehouse borrowings to fund these Contracts, and the corresponding net interest income margin realized by the Company.

                           NET INTEREST INCOME MARGIN

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Yield on contracts(1).......................................  13.85%   13.96%   13.63%
Cost of warehouse borrowings................................   6.76     6.72     6.32
                                                              -----    -----    -----
Net interest income margin..................................   7.09%    7.24%    7.31%
                                                              =====    =====    =====

---------------
(1) The yield on Contracts is net of dealer participation amortized expenses.

     To arrive at net interest income, the Company also deducts the interest charges associated with non-warehouse borrowings, including interest expense incurred on subordinated debt, residual and excess servicing lines, capital lease outstandings, and other miscellaneous long term borrowings.

     Net interest income declined by 16% to $6.1 million for 1999, from $7.3 million during 1998, but increased from $5.0 million during 1997. The reduction from 1998 to 1999 was principally due to a growing percentage of more expensive non-warehouse borrowings relative to warehouse debt in the Company's capital structure, which offset a 0.07% increase in net interest income margin to 7.31% in 1999 from 7.24% in 1998. The 46% increase in net interest income from 1997 to 1998 was due to a combination of a 0.15% increase in net interest income margins and an increase in the average amount of Contracts held for sale. The average amount of Contracts held for sale increased to $148.6 million in 1998 from $85.7 million in 1997.

     Servicing Fee Income. Contractual servicing is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized, and management believes this is consistent with industry standards. Excess servicing income is dependent upon the average excess spread on the Contracts sold and the performance of those Contracts. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

     Servicing fee income increased to $28.9 million for the year ended December 31, 1999, from $16.7 million for the year ended December 31, 1998, and from $9.2 million for the year ended December 31, 1997. The increase was attributable to an increase in the size of the average sold portion of the servicing portfolio. For the year ended December 31, 1999, the size of the average sold servicing portfolio increased to $1.6 billion from $874.6 million and from $477.6 million for the same period in 1998 and 1997, respectively.

     Gain on Sale of Contracts. The Company computes a gain on sale with respect to Contracts securitized based on the present value of the estimated future excess cash flows to be received from such Contracts using a market discount rate. Gain on sale is recorded as a credit enhancement asset on the statement of financial condition, and is amortized against servicing income over the life of the contracts. The gain recorded in the statement of income is adjusted for prepaid dealer participation, issuance costs and the effect of hedging activities.

     The Company recorded gains on sales of Contracts of $53.9 million on the sale of $1.45 billion of Contracts in 1999 for its securitizations. The gains on sales of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts. The following table illustrates the net interest rate spread for each of the Company's securitizations:

                                                       SECURITIZATION TRANSACTIONS(4)
                                ----------------------------------------------------------------------------
                                               REMAINING      WEIGHTED    WEIGHTED
                                               BALANCE AT     AVERAGE     AVERAGE
                                 ORIGINAL     DECEMBER 31,    CONTRACT    INVESTOR      GROSS         NET
        SECURITIZATION           BALANCE          1999        RATE(1)     RATE(1)     SPREAD(2)    SPREAD(3)
        --------------          ----------    ------------    --------    --------    ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
1994-1 Grantor Trust..........  $   38,601    Paid in Full     13.75%       6.90%       6.85%        1.94%
1995-1 Grantor Trust..........     105,000    Paid in Full     14.94        7.00        7.94         1.86
1996-1 Grantor Trust..........     100,500     $    4,923      15.07        5.40        9.67         3.83
1996-2 Grantor Trust..........      85,013          7,665      14.84        6.40        8.44         3.61
1996-3 Grantor Trust..........     120,000         15,271      14.54        6.45        8.09         3.14
1996-4 Grantor Trust..........     100,000         17,148      14.80        6.20        8.60         3.28
1997-1 Grantor Trust..........      90,000         19,113      13.86        6.55        7.31         2.78
1997-2 Grantor Trust..........     121,676         30,802      14.85        6.35        8.50         3.11
1997-3 Grantor Trust..........     149,600         46,996      14.77        6.35        8.42         3.30
1997-4 Grantor Trust..........     166,000         60,118      14.69        6.30        8.39         3.27
1998-1 Grantor Trust..........     173,000         72,133      14.91        5.95        8.96         3.40
1998-A Owner Trust............     208,759        100,434      14.73        5.87        8.86         3.34
1998-B Owner Trust............     250,000        140,356      14.73        5.78        8.95         3.18
1998-C Owner Trust............     280,000        176,354      14.89        5.72        9.17         3.51
1999-A Owner Trust............     310,000        213,417      14.33        5.73        8.60         3.44
1999-B Owner Trust............     350,000        276,098      14.65        5.86        8.79         3.54
1999-C Owner Trust............     400,000        350,806      14.82        6.62        8.20         2.86
1999-D Owner Trust............     390,000        365,607      15.01        6.90        8.11         2.87
                                ----------     ----------
         Total................  $3,438,149     $1,897,241
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

(4) The Company assumes an average prepayment speed of 1.75% ABS, a discount rate ranging from 3.5% to 4.5% above the weighted average investor rate, and utilizes a lifetime loss rate ranging from 3.5% to 4.0% of the original balance, for all remaining securitizations.

     The Company completed four securitizations totaling $1.45 billion during the year ended December 31, 1999, resulting in gains on sale of $53.9 million, compared to four securitizations totaling $911.8 million and a whole loan sale of $15 million during the year ended December 31, 1998, resulting in gains on sale of Contracts totaling $36.4 million, and four securitizations totaling $527.3 million for the year ended December 31, 1997, resulting in gains on sale of Contracts of $19.6 million. The average net spread on the 1999 securitizations was 3.15% compared to 3.36% in 1998 and 3.16% in 1997.

     Provision for Credit Losses. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held on the statement of financial condition or by the sale of Contracts held on the statement of financial condition.

The level of the allowance is based principally on the outstanding balance of Contracts held on the statement of financial condition, and historical loss trends. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculations of gain on sale. The provision for credit losses was $1.2 million during 1999 compared to $1.6 million during 1998 and $0.8 million during 1997. The reduction in provision for credit losses in 1999 relative to 1998 was due primarily to a reduction in the year over year net change in Contracts held for sale. At year-end 1999, Contracts held for sale had increased $77.5 million over year-end 1998, while at year-end 1998, Contracts held for sale had increased $88.6 million over year-end 1997.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $40.0 million during the year ended December 31, 1999, compared to $26.8 million during the year ended December 31, 1998, and $17.4 million for the year ended December 31, 1997. In order to support the growth of its operations and the servicing portfolio, the number of employees increased from 319 at December 31, 1997, to 526 at December 31, 1998, to 715 at December 31, 1999.

     Other Operating Expenses. Other operating expenses increased to $30.9 million at December 31, 1999, from $21.7 million at December 31, 1998, and from $13.3 million for the year ended December 31, 1997. The majority of the increases were due to the growth of the average servicing portfolio from $563.3 million to $1.02 billion and $1.7 billion at December 31, 1997, 1998 and 1999, respectively. Additionally, the Company opened additional Auto Finance Centers during the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

     Income Taxes. The Company files federal and certain state tax returns as part of a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.5% in 1999 and 1998 and 43.0% in 1997. The reduction in tax rates between 1998 and 1997 is due to lower tax rates in the states where the Company has opened new Auto Finance Centers.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $230.0 million at December 31, 1999, compared to $152.8 million at December 31, 1998. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company's securitizations. The increase in the Contracts held for sale from year end 1998 to year end 1999 is primarily attributable to the Company's higher contract volume during the respective warehousing periods. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio. The allowance for credit losses as of December 31, 1999, was approximately $1.4 million, compared to $1.0 million as of December 31, 1998.

CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

                                                       AS OF DECEMBER 31,
                                                  ----------------------------
                                                      1998            1999
                                                  ------------    ------------
Trust receivable................................  $  3,712,501    $  5,712,501
RISA............................................   109,240,692     137,171,469
                                                  ------------    ------------
          Total.................................  $112,953,193    $142,883,970
                                                  ============    ============

     Trust receivable represent servicer advances and initial deposits in spread accounts.

     RISA consists of the estimated present value of future servicing cash flows from related securitizations. Future servicing cash flows are computed by taking into account certain assumptions principally regarding prepayments, losses and servicing costs. These cash flows are then discounted until they are released from the spread account and received by the Company at a market-based rate. The balance is then amortized against actual servicing fee income on a monthly basis. The following table provides historical data regarding the RISA. Included in RISA is restricted cash of $35.8 million and $32.7 million for the years ended December 31, 1999 and 1998, respectively.

                    RETAINED INTEREST IN SECURITIZED ASSETS

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance......................................  $ 64,358     $109,241
Additions..............................................    80,633      101,586
Amortization...........................................   (35,750)     (72,704)
Change in unrealized loss on securities available for
  sale.................................................         0         (952)
                                                         --------     --------
Ending balance.........................................  $109,241     $137,171
                                                         ========     ========

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At December 31, 1999, delinquencies represented 3.24% of the amount of Contracts in its servicing portfolio compared to 2.83% at December 31, 1998, and 2.51% at December 31, 1997. Net charge-offs as a percentage of the average servicing portfolio were 1.85% for the year ended December 31, 1999, compared to 1.72% and 2.03% for the years ended December 31, 1998, and 1997, respectively. The levels of delinquencies at December 31, 1999, increased over December 31, 1998, primarily due to the difficulties the Company experienced in attracting and retaining qualified collection staff as a result of a tight labor market and aggressive pursuit by local competitors for these skilled positions. The increase in delinquency from 1997 to 1998 was attributable in part to the relocation of the collection and customer service areas in conjunction with the relocation of the corporate headquarters beginning in December 1998. The increase in loan losses from 1998 to 1999 is directly correlated to the rise in delinquencies.

     Management has increased its off balance sheet reserves as a percentage of the serviced portfolio sold. Reserves have increased from 3.68% at December 31, 1997, to 4.31% at December 31, 1998, to 4.42% at December 31, 1999. Off balance sheet reserves are those reserves established upon the sale of Contracts to the grantor and owner trusts in connection with securitized Contracts.

               DELINQUENCY EXPERIENCE OF THE SERVICING PORTFOLIO

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1997         1998          1999
                                                  --------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Servicing portfolio.............................  $757,277    $1,345,961    $2,133,460
Delinquencies(1)(2) 30 - 59 days................    11,902        26,410        38,376
60 - 89 days....................................     3,370         6,876        16,596
90+ days........................................     3,743         4,790        14,203
          Total delinquencies as a percent of
            servicing portfolio.................      2.51%         2.83%         3.24%

---------------
(1) Delinquencies include principal amounts only, net of repossessed inventory.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                LOAN LOSS EXPERIENCE OF THE SERVICING PORTFOLIO

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1997         1998          1999
                                                  --------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Number of contracts.............................    73,502       131,862       209,745
Period end servicing portfolio..................  $757,277    $1,345,961    $2,133,460
Average servicing portfolio(1)..................  $563,343    $1,023,237    $1,728,875
Number of gross charge-offs.....................     2,161         3,761         6,398
Gross charge-offs...............................  $ 13,076    $   20,640    $   37,024
Net charge-offs(2)..............................  $ 11,434    $   17,618    $   31,963
Net charge-offs as a percent of average
  servicing portfolio...........................      2.03%         1.72%         1.85%
On and off balance sheet reserves as a percent
  of period end serviced portfolio..............      3.42%         3.87%         4.00%

---------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the monthly performance of each of the securitized pools outstanding for the period from the date of securitization through December 31, 1999.

MONTH   96-1   96-2   96-3   96-4   97-1   97-2   97-3   97-4   98-1   98-A   98-B   98-C   99-A   99-B   99-C   99-D
-----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
  1     0.00%  0.01%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%
  2     0.03%  0.07%  0.02%  0.02%  0.00%  0.00%  0.00%  0.00%  0.01%  0.01%  0.00%  0.02%  0.00%  0.00%  0.01%  0.00%
  3     0.05%  0.20%  0.07%  0.05%  0.03%  0.02%  0.02%  0.01%  0.02%  0.03%  0.02%  0.02%  0.02%  0.03%  0.03%  0.01%
  4     0.11%  0.33%  0.16%  0.14%  0.06%  0.07%  0.09%  0.04%  0.08%  0.07%  0.08%  0.04%  0.05%  0.07%  0.06%
  5     0.23%  0.46%  0.43%  0.24%  0.13%  0.22%  0.13%  0.11%  0.14%  0.14%  0.19%  0.15%  0.11%  0.14%  0.16%
  6     0.40%  0.78%  0.54%  0.38%  0.26%  0.32%  0.24%  0.20%  0.24%  0.23%  0.33%  0.27%  0.21%  0.27%
  7     0.69%  0.98%  0.74%  0.53%  0.37%  0.59%  0.36%  0.28%  0.40%  0.37%  0.45%  0.46%  0.35%  0.43%
  8     0.82%  1.15%  0.97%  0.81%  0.52%  0.80%  0.47%  0.43%  0.53%  0.42%  0.61%  0.57%  0.49%  0.60%
  9     0.93%  1.39%  1.13%  0.98%  0.60%  0.91%  0.62%  0.55%  0.68%  0.51%  0.82%  0.74%  0.63%
 10     1.15%  1.52%  1.32%  1.18%  0.76%  1.07%  0.73%  0.72%  0.85%  0.70%  0.95%  0.94%  0.81%
 11     1.25%  1.69%  1.47%  1.43%  0.92%  1.26%  0.81%  0.87%  1.04%  0.85%  1.10%  1.12%  1.04%
 12     1.47%  1.94%  1.60%  1.63%  1.02%  1.42%  0.94%  0.95%  1.20%  1.01%  1.20%  1.30%
 13     1.65%  2.08%  1.77%  1.73%  1.13%  1.58%  1.10%  1.08%  1.33%  1.17%  1.36%  1.54%
 14     1.79%  2.34%  1.94%  1.87%  1.23%  1.68%  1.23%  1.19%  1.46%  1.37%  1.48%  1.73%
 15     2.02%  2.52%  2.09%  2.07%  1.40%  1.80%  1.38%  1.36%  1.61%  1.48%  1.64%
 16     2.25%  2.76%  2.27%  2.23%  1.56%  1.97%  1.58%  1.42%  1.71%  1.59%  1.89%
 17     2.43%  2.89%  2.42%  2.33%  1.68%  2.10%  1.68%  1.52%  1.88%  1.76%
 18     2.59%  3.10%  2.57%  2.49%  1.75%  2.23%  1.77%  1.64%  2.01%  1.96%
 19     2.77%  3.14%  2.70%  2.62%  1.85%  2.35%  1.91%  1.75%  2.17%  2.07%
 20     2.93%  3.30%  2.83%  2.73%  1.92%  2.48%  2.04%  1.85%  2.25%
 21     3.06%  3.47%  2.94%  2.84%  1.98%  2.59%  2.11%  1.97%  2.41%
 22     3.15%  3.60%  3.00%  2.93%  2.09%  2.72%  2.20%  2.08%  2.52%
 23     3.21%  3.70%  3.08%  3.02%  2.17%  2.81%  2.31%  2.12%
 24     3.28%  3.81%  3.17%  3.10%  2.22%  2.85%  2.41%  2.23%
 25     3.40%  3.93%  3.28%  3.22%  2.31%  2.93%  2.51%  2.36%
 26     3.43%  4.06%  3.38%  3.29%  2.38%  2.96%  2.59%
 27     3.55%  4.13%  3.43%  3.39%  2.44%  3.09%  2.71%
 28     3.60%  4.22%  3.54%  3.46%  2.50%  3.17%  2.79%
 29     3.73%  4.23%  3.59%  3.58%  2.55%  3.22%
 30     3.75%  4.29%  3.69%  3.61%  2.63%  3.26%
 31     3.79%  4.31%  3.77%  3.64%  2.67%  3.33%
 32     3.85%  4.33%  3.75%  3.72%  2.73%
 33     3.88%  4.37%  3.77%  3.74%  2.77%
 34     3.90%  4.39%  3.79%  3.77%  2.84%
 35     3.94%  4.39%  3.81%  3.79%
 36     3.94%  4.42%  3.83%  3.81%
 37     3.94%  4.42%  3.84%  3.83%
 38     3.97%  4.43%  3.88%
 39     3.99%  4.45%  3.92%
 40     3.96%  4.46%  3.92%
 41     3.96%  4.45%
 42     3.95%  4.45%
 43     3.96%  4.45%
 44     3.94%  4.48%
 45     3.97%
 46     3.95%
 47     3.92%
 48     3.90%

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing fees; (iii) releases from spread accounts;
(iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company provide the needed capital to fund the anticipated expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

     Cash used in operating activities was $80.3 million for the year ended December 31, 1999, compared to $113.6 million used in for the year ended December 31, 1998. The decrease in cash used in operating activities was primarily due to an increase in accounts payable and other liabilities. Cash used in investing activities was $5.4 million for the twelve months ended December 31, 1999, compared to $3.8 million for the twelve months ended December 31, 1998. A reduction in the use of the Company's capital lease lines coupled with the relocation of the Company's corporate headquarters contributed to the increase in investing activities. Cash provided by financing activities was $89.0 million for the twelve months ended December 31, 1999, compared to $118.4 million for the twelve months ended December 31, 1998. Higher spread account cash releases from securitization trusts combined with a lower net change in Contracts held for sale during 1999 versus 1998 reduced the requirement for financing sources. The Company also issued $10.0 million in subordinated debt during the previous year.

     CP Facilities. As of December 31, 1999, the Company was party to two primary auto loan warehousing programs (the "CP Facilities"), one a $375 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A One Facility, and newly created Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility was executed in August 1999 and expires in August 2000, but may be renewed at the option of the lenders. The Triple-A Facility is subject to renewal in September 2000 at the option of the lenders, and, if so renewed, will expire in September 2001.

     The Merrill Line. A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), has an uncommitted $100 million line of credit (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provides warehouse funding for the purchase or origination of Contracts and is used in concert with the CP Facilities the Company currently has in place. The Merrill Line was renewed in February 2000 for a one year term.

     The Residual Lines. The Company, through Fundco, has two residual
Facilities: a $10.0 million committed facility with MLMCI and a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") (the "SBRC Line" and together with the Facility with MLMCI, the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral-based formula that sets borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLMCI was renewed in February 2000 for a one year term. Each loan under SBRC Line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

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

     Subordinated Debt. As of December 31, 1999, the Company had outstanding $10.0 million of subordinated debt with an initial term of two years. In February 2000, the Company exercised its option to extend the term by three years during which the loan will fully amortize. Final maturity is scheduled for February 2003.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 1999.

     Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

SECURITIZATIONS

     Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.45 billion in 1999.

     The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Since 1994, the Company has securitized $3.4 billion of its Contracts in 18 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust which issued pass-through certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty issued by MBIA, or a predecessor of MBIA, which issues a financial guaranty insurance policy (the "Financial Guarantee Insurance Policy") insuring the payment of principal and interest due on the asset-backed securities.

     The Company receives servicing fees for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to the future excess cash flows arising from the trusts. Generally, the Company sells the Contracts at face value and without recourse, except that certain representations and warranties with respect to the Contracts are provided by the Company as the servicer and Finco as the seller to the trusts.

     Gains on sale of Contracts arising from securitizations provide a significant portion of the Company's revenues. Several factors affect the Company's ability to complete securitizations of its Contracts, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of Contracts and the Company's ability to obtain credit enhancement.

     In the first quarter of 2000, the Company securitized contracts in the amount of $430 million.

     During the first quarter of 2000, the Company securitized the cash flows from 15 of its outstanding securitizations and sold $49.0 million of notes. The transaction was rated BBB by Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

INTEREST RATE EXPOSURE AND HEDGING

     The Company is able through the use of varying maturities on advances from the CP Facilities to lock in rates during the warehousing period, when in management's judgment it is appropriate, to limit interest rate exposure during such warehousing period (See "Risk Factors -- Interest Rate Risk").

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

     The Company developed and executed a comprehensive plan designed to address the "Year 2000" issue for its in-house and third party IT applications. To date, the Company has not experienced any significant year 2000-related disruptions internally or with any other company with which the Company interacts on a regular basis. The Company will continue to monitor its IT and non-IT systems throughout 2000 with respect to year 2000 issues.

     The Company incurred costs related to Year 2000 compliance remediation for Company-owned IT systems and applications of $450,000 in 1999. The amount expended during 1999 represented approximately 9% of the Company's IT budget.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company's ability to manage interest rate risk. First, Contracts are purchased at fixed interest rates, while the amounts borrowed under warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in a securitization is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts originated by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date contracts are purchased and the completion and pricing of securitization transactions.

     The Company uses several strategies to minimize interest rate risk, including the utilization of derivative financial instruments, the regular sale of contracts and pre-funding of securitization transactions. Pre-funding securitizations is the practice of issuing more asset-backed securities than the amount of contracts initially sold to the Trust. The proceeds from the pre-funded portion are held in an escrow account until additional contracts are sold to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, borrowing costs are locked in with respect to the contracts subsequently delivered to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to the subsequent delivery of contracts and the interest rate paid on the asset-backed securities outstanding.

     Derivative financial instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions. The Company sells fixed rate contracts to the Trusts that, in turn, sell fixed rate securities to investors. The fixed rates on securities issued by the Trust are indexed to rates on U.S. Treasury Notes with similar average maturities or various London Interbank Offered Rates ("LIBOR"). The Company periodically executes the sale of forward swap agreements to lock in the indexed rate for specific anticipated securitization transactions. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company's risk tolerance. All transactions are entered into for purposes other than trading, and are settled quarterly upon pricing of the securitization.

     The Company received a cash payment net of expenses of $1.8 million in 1999, and made cash payments net of expenses of $4.8 million and $1.3 million in 1998 and 1997, respectively, to settle forward interest rate swap agreements. These amounts were included in the gain on sale of contracts in securitization transactions. Cash payments are recovered over time through a higher gross interest rate spread on the related securitization transaction, while cash receipts are offset through a lower gross interest rate spread on the related securitization transaction. As of December 31, 1999, the Company had $150.0 million of forward swap agreements outstanding.

     The table below provides information about the Company's derivative financial instruments by expected maturity date as of December 31, 1999 (dollars in thousands). Notional amounts, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company's exposure to loss through its use of the agreements.

      YEARS ENDED DECEMBER 31,          2000       2001       2002       2003       2004     FAIR VALUE
      ------------------------        --------   --------   --------   --------   --------   ----------
Interest Rate Swaps:
  Average Notional Amounts
     ($000's).......................  $113,281   $101,563    $64,063    $26,563       $781      $618
  Average interest rate paid........     6.48%      6.48%      6.48%      6.48%      6.48%
  Average interest rate received....  Variable   Variable   Variable   Variable   Variable

     There can be no assurance that the Company's strategies will be effective in minimizing interest rate risk or that increases in interest will not have an adverse effect on the Company's profitability.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and officers of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" and "Management" in the Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders currently expected to be held May 31, 2000 (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the descriptions to be set forth under the caption "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information to be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information to be set forth under the caption "Certain Transactions and Related Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

     The Company's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Statements of Financial Condition as of
  December 31, 1999 and 1998................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

(a) EXHIBITS

     The following Exhibits are attached hereto and incorporated herein by reference.

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Certificate of Incorporation of the Company.(1)
     3.2      Bylaws of the Company.(1)
     4.1      Rights Agreement dated as of July 8, 1997, between the
              Company and American Stock Transfer and Trust Company, as
              Rights Agent (which includes the form of Certificate of
              Designation for the Series A Participating Preferred Stock
              and the form of Rights Certificate of the Company.(3)
    10.1      Form of Indemnification Agreement of the Company.(1)
    10.2      Second Amended and Restated 1994 Stock Option Plan.(1)
    10.3      Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.(1)
    10.4      Form of Stock Option Agreement under Second Amended and
              Restated 1994 Option Plan.(1)
    10.5      Form of Stock Purchase Agreement under Second Amended and
              Restated 1994 Stock Option Plan.(1)
    10.6      1994 Special Performance Option Grant Plan.(1)
    10.7      Form of Notice of Grant of Stock Option under 1994 Special
              Performance Option Grant Plan.(1)
    10.8      Form of Stock Option Agreement under 1994 Special
              Performance Option Grant Plan.(1)
    10.9      Form of Stock Purchase Agreement under 1994 Special
              Performance Option Grant Plan.(1)
    10.10     Third Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27,
              1995.(1)
    10.11     Senior Subordinated Note and Warrant Purchase Agreement
              between and among Onyx Acceptance Corporation, Capital
              Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November 17, 1994.(1)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.12     Warrant to purchase Common Stock in favor of Capital
              Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)
    10.13     Warrant to purchase Common Stock in favor of Dominion Fund
              III, L.P. from Onyx Acceptance Corporation dated as of
              November 17, 1994.(1)
    10.14     Amended and Restated Co-Sale and First Refusal Agreement
              between and among Onyx Acceptance Corporation and the
              Shareholders identified therein dated as of November 17,
              1994.(1)
    10.15     Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the
              Management Holders identified therein dated as of November
              17, 1994.(1)
    10.16     Amended and Restated Voting Agreement between and among Onyx
              Acceptance Corporation and the Shareholders identified
              therein dated as of November 17, 1994.(1)
    10.17     Triple-A One Funding Corporation Note in favor of Onyx
              Acceptance Financial Corporation from Triple-A One Funding
              Corporation dated as of September 12, 1994.(1)
    10.18     Seller Note in favor of Onyx Acceptance Corporation from
              Onyx Acceptance Financial Corporation dated September 12,
              1994.(1)
    10.19     Subordinated Note in favor of Onyx Acceptance Corporation
              from Onyx Acceptance Financial Corporation dated September
              12, 1994.(1)
    10.20     Sublease and Administrative Services Agreement between Onyx
              Acceptance Corporation and Onyx Acceptance Financial
              Corporation dated as of September 8, 1994.(1)
    10.21     Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of
              September 1, 1994.(1)
    10.22     Corporate Separateness Agreement between Onyx Acceptance
              Corporation and Onyx Acceptance Financial Corporation dated
              September 8, 1994.(1)
    10.23     Amendment Number One to Security Agreement, Subordinated
              Security Agreement, Sale and Servicing Agreement and
              Definitions List between and among Onyx Acceptance Financial
              Corporation, Onyx Acceptance Corporation, Triple-A One
              Funding Corporation and Capital Markets Assurance
              Corporation dated March 1, 1995.(1)
    10.24     First Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December
              15, 1994.(1)
    10.25     Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated January 7, 1994.(1)
    10.26     Warrant to purchase Series A Preferred Stock in favor of
              Comdisco, Inc. from Onyx Acceptance Corporation dated as of
              January 7, 1994.(1)
    10.27     Warrant to purchase Common Stock in favor of Lighthouse
              Capital Partners from Onyx Acceptance Corporation dated
              November 3, 1995.(1)
    10.28     Master Lease Agreement between Lighthouse Capital Partners and Onyx Acceptance Corporation dated November 3, 1995.(1)
    10.29     Second Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3,
              1995.(1)
    10.30     Agreement for On-Line Services between On-Line Computer
              Systems, Inc. and Onyx Acceptance Corporation dated as of
              November 19, 1993.(1)
    10.31     Agreement for On-Line Service between On-Line Computer
              Systems, Inc. and Onyx Acceptance Financial Corporation
              dated as of September 7, 1994.(1)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.32     Option Agreement between Onyx Acceptance Corporation and
              John W. Hall dated as of December 20, 1994.(1)
    10.33     Promissory Note in favor of Onyx Acceptance Corporation from
              John Hall dated as of December 20, 1994.(1)
    10.34     Option Agreement between Onyx Acceptance Corporation and
              Brian MacInnis dated as of December 20, 1994.(1)
    10.35     Promissory Note in favor of Onyx Acceptance Corporation from
              Brian MacInnis dated as of December 20, 1994.(1)
    10.36     Stock Purchase Agreement between and among Brian MacInnis
              and certain Investors identified therein dated as of June 7,
              1995.(1)
    10.37     Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7,
              1995.(1)
    10.38     Sublease Agreement between Onyx Acceptance Corporation and
              AT&T Resource Management Corporation dated as of August 31,
              1993.(1)
    10.39     Office Space Lease (Master Lease) between and among The
              Irvine Company and American Telephone and Telegraph Company
              dated as of April 29, 1987.(1)
    10.40     First Amendment to Sublease between and among AT&T Resource
              Management Corporation and Onyx Acceptance Corporation dated as of September 1, 1993.(1)
    10.41     Onyx Acceptance Corporation 401(k) Plan dated January 1,
              1994.(1)
    10.42     Pooling and Servicing Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and
              Bankers Trust Company dated as of January 1, 1996.(1)
    10.43     Underwriting Agreement between Onyx Acceptance Financial
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated dated January 31, 1996.(1)
    10.44     Indemnification Agreement by and among Capital Markets
              Assurance Corporation, Onyx Acceptance Corporation, Onyx
              Acceptance Financial Corporation and Merrill Lynch, Pierce,
              Fenner & Smith Incorporated dated January 31, 1996.(1)
    10.45     Indemnification Agreement by and between Onyx Acceptance
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated dated as of January 31, 1996.(1)
    10.46     Subordination and Intercreditor Agreement by and among State
              Street Bank and Trust Company, The First National Bank of
              Boston, Capital Resource Lenders II, L.P., Dominion Fund III
              and Onyx Acceptance Corporation dated as of January 31,
              1996.(1)
    10.47     1996-1 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of February 6, 1996.(1)
    10.48     Form of Dealer Agreement Non-Recourse (U) between Dealership and Onyx Acceptance Corporation.(1)
    10.49     Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx Acceptance Corporation.(1)
    10.50     1996 Stock Option/Stock Issuance Plan.(1)
    10.51     1996-2 Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company of New York dated May
              17, 1996.(1)
    10.52     1996-2 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of May 17, 1996.(1)
    10.53     Underwriting Agreement between Onyx Acceptance Financial
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, dated May 10, 1996.(1)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.54     1996-3 Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company of New York dated
              September 17, 1996.(1)
    10.55     1996-3 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) as of September 17, 1996.(1)
    10.56     Underwriting Agreement between Onyx Acceptance Financial
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, dated as of September 13, 1996.(1)
    10.57     Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-1 Grantor Trust.(2)
    10.58     Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner &
              Smith Incorporated in connection with 1997-1 Grantor
              Trust.(2)
    10.59     Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation, and Bankers Trust Company in connection with
              1997-2 Grantor Trust.(4)
    10.60     Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation, Merrill Lynch, Pierce, Fenner & Smith
              Incorporated in connection with 1997-2 Grantor Trust.(4)
    10.61     Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-3 Grantor Trust.(5)
    10.62     Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner &
              Smith Incorporated in connection with 1997-3 Grantor
              Trust.(5)
    10.63     1997-4 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of December 12, 1997.(6)
    10.64     Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-4 Onyx Acceptance Grantor Trust.(6)
    10.65     Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and
              Merrill Lynch & Co. in connection with 1997-4 Onyx
              Acceptance Grantor Trust.(6)
    10.66     Term Loan Agreement by and between Bay View Capital
              Corporation and Onyx Acceptance Corporation dated February
              24, 1998.(7)
    10.67     Master Repurchase Agreement Annex by and between Merrill
              Lynch Mortgage Capital Inc. and Onyx Acceptance Financial
              Corporation dated February 4, 1998.(7)
    10.68     Master Assignment Agreement by and between Merrill Lynch
              Mortgage Capital Inc. and Onyx Acceptance Financial
              Corporation dated February 4, 1998.(7)
    10.69     Second Amendment to Master Assignment Agreement between Onyx
              Acceptance funding Corporation and Merrill Lynch Mortgage
              Capital Inc. dated July 7, 1999.(15)
    10.70     Amended and Restated Residual Interest in Securitized Assets
              Revolving Credit Agreement dated June 12, 1998 by and among
              Onyx Acceptance Corporation, State Street Bank and Trust
              Company, BankBoston and The Travelers Insurance Company.(8)
    10.71     Second Amendment to Loan Agreement and Pledge and Security
              Agreement by and among Onyx Acceptance Corporation, State
              Street Bank and Trust Company, BankBoston and The Travelers
              Insurance Company dated August 9, 1999.(15)
    10.72     Amended and Restated Pledge and Security Agreement dated
              June 12, 1998 by and among Onyx Acceptance Corporation,
              State Street Bank and Trust Company, BankBoston and The
              Travelers Insurance Company.(8)
    10.73     First Amendment to Loan Agreement and Confirmation of Pledge
              and Security Agreement dated June 29, 1999.(14)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.74     Amended and Restated Sale and Servicing Agreement between
              Onyx Acceptance Corporation and Onyx Acceptance Financial
              Corporation dated as of September 4, 1998.(9)
    10.75     Amended and Restated Triple-A One Funding Corporation Credit
              Agreement between and among Onyx Acceptance Financial
              Corporation, Triple-A One Funding Corporation, CapMAC
              Financial Services, Inc. and Capital Markets Assurance
              Corporation dated as of September 4, 1998.(9)
    10.76     Amended and Restated Triple-A One Funding Corporation
              Security Agreement between and among Onyx Acceptance
              Financial Corporation, Triple-A One Funding Corporation and
              Capital Markets Assurance Corporation dated as of September
              4, 1998.(9)
    10.77     Amended and Restated Subordinated Security Agreement between
              Onyx Acceptance Corporation and Onyx Acceptance Financial
              Corporation dated as of September 4, 1998.(9)
    10.78     Amended and Restated Insurance and Indemnity Agreement
              between and among Onyx Acceptance Corporation, Capital
              Markets Assurance Corporation, Onyx Acceptance Financial
              Corporation and Triple-A One Funding Corporation dated as of
              September 4, 1998.(9)
    10.79     Master Loan Agreement between Onyx Acceptance Financial
              Corporation and Salomon Brothers Realty Corp. dated
              September 3, 1998.(9)
    10.80     Form of Pooling and Servicing Agreement between Onyx
              Acceptance Corporation, Onyx Acceptance Financial
              Corporation, and Bankers Trust Company in connection with
              the 1998-1 Onyx Acceptance Grantor Trust.(10)
    10.81     Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and
              Merrill Lynch & Co. in connection with the 1998-1 Onyx
              Acceptance Grantor Trust.(10)
    10.82     Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation, and
              Chase Manhattan Bank in connection with the Onyx Acceptance
              Owners Trust 1998-A.(11)
    10.83     Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation, and
              Chase Manhattan Bank in connection with the Onyx Acceptance
              Owners Trust 1998-B.(11)
    10.84     Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1998-C.(11)
    10.85     Amendment Number One dated December 22, 1998 to Amended and
              Restated Onyx Warehouse Facility and Assignment and
              Assumption Agreement.(12)
    10.86     Amendment No. 2 to the Amended and Restated Onyx Warehouse
              Facility effective as of March 30, 1999 by and among Onyx
              Acceptance Corporation, Onyx Acceptance Financial
              Corporation, Triple-A One Funding Corporation, Capital
              Markets Assurance Corporation, CapMAC Financial Services,
              Inc. and MBIA Insurance Corporation.(13)
    10.87     Sale and Servicing Agreement between Onyx Acceptance
              Corporation as Seller and Servicer and Onyx Acceptance
              Receivables Corporation, as Purchaser, dated August 9,
              1999.(15)
    10.88     Security Agreement between Onyx Acceptance Receivables
              Corporation and The Chase Manhattan Bank as Funding Agent,
              dated August 9, 1999.(15)
    10.89     Subordinated Security Agreement between Onyx Acceptance
              Receivables Corporation, and Onyx Acceptance Corporation,
              dated August 9, 1999.(15)
    10.90     Asset Purchase Agreement between Park Avenue Receivables
              Corporation and The Chase Manhattan Bank and Onyx Acceptance
              Receivables Corporation, dated August 9, 1999.(15)
    10.91     Funding Agreement between Onyx Acceptance Receivables
              Corporation and Park Avenue Receivables Corporation and The
              Chase Manhattan Bank, dated August 9, 1999.(15)
    10.92     Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1999-A.(16)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.93     Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1999-B.(17)
    10.94     Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1999-C.(18)
    10.95     Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1999-D.(19)
    10.96     Consent and Amendment Agreement between and among Onyx
              Acceptance Corporation and State Street Bank and Trust
              Company, BankBoston and the Travelers Insurance Company.(15)
    21.1      Subsidiaries of the Registrant.*
    23.1      Consent of Independent Accountants.*
    27.1      Financial Data Schedule.*

---------------
   * Filed herewith

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-00680).

 (2) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-1 (Registration No. 333-22301)

 (3) Incorporated by reference from the Company's Current Report on Form 8-K dated July 8, 1997. (File No. 000-28050)

 (4) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-1 (Registration No. 333-28893).

 (5) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-1 (Registration No. 333-33471).

 (6) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-1 (Registration No. 333-40089).

 (7) Incorporated by reference from the Company's Form 10-Q for quarterly period ended March 31, 1998. (File No. 000-28050).

 (8) Incorporated by reference from the Company's Form 10-Q for quarterly period ended June 30, 1998. (File No. 000-28050).

 (9) Incorporated by reference from the Company's Form 10-Q for quarterly period ended September 30, 1998. (File No. 000-28050).

(10) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-3 (Registration No. 333-46359).

(11) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-3 (Registration No. 333-51239).

(12) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998. (File No. 000-28050).

(13) Incorporated by reference from the Company's Form 10-Q for quarterly period ended March 31, 1999. (File No. 000-28050).

(14) Incorporated by reference from the Company's Form 10-Q quarterly period ended June 30, 1999. (File No. 000-28050).

(15) Incorporated by reference from the Company's Form 10-Q quarterly period ended September 30, 1999. (File No. 000-28050).

(16) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated March 11, 1999. (File No. 333-28893).

(17) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated May 28, 1999. (File No. 333-28893).

(18) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated September 14, 1999. (File No. 333-28893).

(19) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated November 12, 1999. (File No. 333-28893).

(a)(3) FINANCIAL STATEMENT SCHEDULES

     None.

(b) EXHIBITS ON FORM 8-K

     None.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ THOMAS C. STICKEL                     Chairman of the Board of      March 30, 2000
-----------------------------------------------------             Directors
                  Thomas C. Stickel

                  /s/ JOHN W. HALL                       President, Chief Executive     March 30, 2000
-----------------------------------------------------       Officer and Director
                    John W. Hall                        (Principal Executive Officer)

                /s/ BRUCE R. HALLETT                              Director              March 30, 2000
-----------------------------------------------------
                  Bruce R. Hallett

                /s/ G. BRADFORD JONES                             Director              March 30, 2000
-----------------------------------------------------
                  G. Bradford Jones

                /s/ C. THOMAS MEYERS                              Director              March 30, 2000
-----------------------------------------------------
                  C. Thomas Meyers

                  /s/ DON P. DUFFY                      Executive Vice President and    March 30, 2000
-----------------------------------------------------     Chief Financial Officer,
                    Don P. Duffy                        Director (Principal Financial
                                                           and Accounting Officer)

                          ONYX ACCEPTANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Statements of Financial Condition as of
  December 31, 1999 and 1998................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Onyx Acceptance Corporation

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Onyx Acceptance Corporation and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
January 26, 2000

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Cash and cash equivalents...................................  $  5,190,271    $  1,928,991
Contracts held for sale (net of allowance)..................   229,991,667     152,760,781
Credit enhancement assets , at fair value...................   142,883,970     112,953,193
Furniture and equipment (net of accumulated depreciation)...     6,641,918       4,734,857
Other assets................................................     9,127,284       3,043,902
                                                              ------------    ------------
          Total Assets......................................  $393,835,110    $275,421,724
                                                              ============    ============

                                       LIABILITIES
Accounts payable............................................  $ 21,066,849    $ 10,959,913
Warehouse borrowings........................................   232,287,908     150,044,464
Excess servicing credit and residual lines..................    55,879,341      49,555,597
Subordinated debt...........................................    10,000,000      10,000,000
Capital lease obligations...................................       348,058         696,995
Accrued interest payable....................................     1,467,495         790,055
Other liabilities...........................................    19,677,435       9,550,979
                                                              ------------    ------------
          Total Liabilities.................................   340,727,086     231,598,003
Commitments and Contingencies

                                   STOCKHOLDERS' EQUITY
Common stock
  Par value $0.01 per share; authorized 15,000,000 shares;
     issued and outstanding 6,177,804 as of December 31,
     1999 and issued and outstanding 6,171,034 shares as of
     December 31, 1998......................................        61,778          61,710
  Additional paid in capital................................    37,892,071      37,839,151
  Retained earnings.........................................    15,714,771       5,922,860
Accumulated other comprehensive loss, net of tax............      (560,596)             --
                                                              ------------    ------------
     Total Equity...........................................    53,108,024      43,823,721
                                                              ------------    ------------
          Total Liabilities and Stockholders' Equity........  $393,835,110    $275,421,724
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
REVENUES:
  Finance income....................................  $22,303,838    $20,753,734    $11,866,957
  Investment income.................................    2,129,528      1,194,477        431,373
                                                      -----------    -----------    -----------
INTEREST INCOME -- TOTAL............................   24,433,366     21,948,211     12,298,330
  Interest expense..................................   18,287,107     14,636,534      7,261,645
                                                      -----------    -----------    -----------
NET INTEREST INCOME.................................    6,146,259      7,311,677      5,036,685
  Servicing fee income..............................   28,877,019     16,663,450      9,189,108
  Gain on sale of contracts.........................   53,919,657     36,417,216     19,586,291
                                                      -----------    -----------    -----------
TOTAL REVENUES......................................   88,942,935     60,392,343     33,812,084
                                                      -----------    -----------    -----------
EXPENSES:
  Provision for credit losses.......................    1,246,074      1,579,831        785,445
  Salaries and benefits.............................   40,034,851     26,754,000     17,424,729
  Occupancy.........................................    3,297,431      1,823,290      1,478,349
  Depreciation......................................    3,482,202      2,105,743      1,194,186
  General and administrative expenses...............   24,144,418     17,743,525     10,643,087
                                                      -----------    -----------    -----------
TOTAL EXPENSES......................................   72,204,976     50,006,389     31,525,796
                                                      -----------    -----------    -----------
NET INCOME BEFORE INCOME TAXES......................   16,737,959     10,385,954      2,286,288
  Income taxes......................................    6,946,048      4,310,170        984,017
                                                      -----------    -----------    -----------
NET INCOME..........................................  $ 9,791,911    $ 6,075,784    $ 1,302,271
                                                      ===========    ===========    ===========
NET INCOME PER SHARE OF COMMON STOCK
  Basic.............................................  $      1.59    $      0.99    $      0.22
  Diluted...........................................  $      1.50    $      0.95    $      0.21
                                                      ===========    ===========    ===========
Basic shares outstanding............................    6,173,922      6,112,370      6,000,431
                                                      ===========    ===========    ===========
Diluted shares outstanding..........................    6,514,477      6,424,959      6,294,071
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                       COMMON STOCK       ADDITIONAL     RETAINED     COMPREHENSIVE       TOTAL
                                    -------------------     PAID IN      EARNINGS     LOSS, NET OF    STOCKHOLDERS'
                                     SHARES     AMOUNT      CAPITAL      (DEFICIT)         TAX           EQUITY
                                    ---------   -------   -----------   -----------   -------------   -------------
BALANCE AT DECEMBER 31, 1996......  5,904,768   $59,048   $37,753,725   $(1,455,195)                   $36,357,578
Issuance of Common Stock..........    112,867     1,128        56,433                                       57,561
Net Income........................                                        1,302,271                      1,302,271
                                    ---------   -------   -----------   -----------     ---------      -----------
BALANCE AT DECEMBER 31, 1997......  6,017,635    60,176    37,810,158      (152,924)                    37,717,410
Issuance of Common Stock..........    153,399     1,534        28,993                                       30,527
Net Income........................                                        6,075,784                      6,075,784
                                    ---------   -------   -----------   -----------     ---------      -----------
BALANCE AT DECEMBER 31, 1998......  6,171,034    61,710    37,839,151     5,922,860                     43,823,721
Issuance of Common Stock..........      6,770        68        52,920                                       52,988
Comprehensive income:
  Unrealized losses in credit
    enhancement assets, net of tax
    of $391,545...................                                                      $(560,596)        (560,596)
Net Income........................                                        9,791,911                      9,791,911
                                                                        -----------     ---------      -----------
Total Comprehensive Income........                                        9,791,911     $(560,596)       9,231,315
                                    ---------   -------   -----------   -----------     ---------      -----------
BALANCE, DECEMBER 31, 1999........  6,177,804   $61,778   $37,892,071   $15,714,771     $(560,596)     $53,108,024
                                    =========   =======   ===========   ===========     =========      ===========

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                           1999               1998              1997
                                                      ---------------    ---------------    -------------
OPERATING ACTIVITIES
  Net Income........................................  $     9,791,911    $     6,075,784    $   1,302,271
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Amortization of retained interest in
          securitized assets........................       72,703,567         35,749,891       10,775,171
       Write-off of unamortized participation on
          securitized loans.........................       41,693,823         27,467,086       15,523,390
       Provision for credit losses..................        1,246,074          1,579,831          785,446
       Depreciation and amortization................        3,482,202          2,105,743        1,194,186
       Decrease (increase) in trust receivable......       (2,000,000)         3,665,300       (3,763,661)
       Increase in retained interest in securitized
          assets....................................     (101,586,485)       (80,632,733)     (41,603,001)
       (Increase) decrease in other assets..........       (6,083,382)        (1,118,928)         521,949
       Increase in accounts payable.................       10,106,936          4,395,467        4,896,659
       Increase in accrued interest payable.........          677,440            487,817          229,077
       Increase in other liabilities................        9,837,822          4,057,894        3,245,629
       Proceeds from the securitization of contracts
          held for sale.............................    1,450,000,000        926,759,606      527,276,091
       Purchase of contracts held for sale..........   (1,559,003,536)    (1,038,534,757)    (605,905,410)
       Repurchase of trust contracts................       (6,367,145)       (12,387,783)              --
       Principal payments received on contracts held
          for sale..................................       41,201,966         39,182,459       26,957,179
       Payments of participation to dealers (net of
          chargeback collections and amortized
          expense)..................................      (46,002,066)       (32,484,915)     (16,416,931)
                                                      ---------------    ---------------    -------------
Cash used in operating activities...................      (80,300,873)      (113,632,238)     (74,981,955)
                                                      ---------------    ---------------    -------------
INVESTING ACTIVITIES
  Purchase of furniture and equipment...............       (5,389,265)        (3,835,335)      (1,824,853)
                                                      ---------------    ---------------    -------------
Cash used in investing activities...................       (5,389,265)        (3,835,335)      (1,824,853)
                                                      ---------------    ---------------    -------------
FINANCING ACTIVITIES
  Payments on capital leases........................         (348,937)          (468,060)        (425,189)
  Proceeds from warehouse line......................    1,371,842,851        985,997,562      538,897,511
  Payments on warehouse line........................   (1,289,599,407)      (896,459,000)    (488,500,000)
  Proceeds from drawdown on excess service
     borrowings.....................................       39,257,170         32,000,000       27,500,000
  Payments to paydown excess service credit
     borrowings.....................................      (32,933,427)       (12,444,403)              --
  Proceeds from subordinated debt...................                          10,000,000               --
  Proceeds from exercise of options/warrants........           52,988             30,527           57,561
  Proceeds from other loans.........................        1,013,323                 --               --
  Payments on other loans...........................         (333,143)          (251,072)        (335,093)
                                                      ---------------    ---------------    -------------
Cash provided by financing activities...............       88,951,418        118,405,554       77,194,790
                                                      ---------------    ---------------    -------------
Increase in cash and cash equivalents...............        3,261,280            937,981          387,982
Cash and cash equivalents at beginning of period....        1,928,991            991,010          603,028
                                                      ---------------    ---------------    -------------
Cash and cash equivalents at end of period..........  $     5,190,271    $     1,928,991    $     991,010
                                                      ===============    ===============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash activities:
     Additions to capital leases....................  $            --    $       162,744    $     884,654
  Cash paid:
     Interest.......................................  $    17,609,667    $    14,148,717    $   7,032,567
     Income taxes...................................  $     1,198,090    $       130,020    $     541,890

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     Onyx Acceptance Corporation ("Onyx") was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx and its wholly owned special purpose finance subsidiaries Onyx Acceptance Financial Corporation ("OAFC"), Onyx Acceptance Funding Corporation ("OFC") and Onyx Acceptance Receivables Corporation ("OARC") (collectively, the "Company") specialize in the purchase, origination, sale and servicing of retail automobile installment loans ("Loans" or "Contracts") originated by automobile dealers. The Company provides an independent source to automobile dealers to finance their customers' purchases of new and used vehicles. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of loan applications.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Onyx, OAFC, OFC and OARC. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Cash and Cash Equivalents: The Company considers all significant investments with maturity at acquisition of three months or less to be cash equivalents.

     Contracts Held for Sale: Contracts held for sale are stated at the lower of aggregate amortized cost or net realizable value, net of allowance for credit losses.

     The Company defers certain Contract origination fees and participation paid to dealers. The net amount is amortized as an adjustment to the related Contract's yield, on the same basis as that used to record income on the Contracts, over the contractual life of the related Contracts. At the time of sale or securitization, any remaining amounts are included as part of the computation of the gain on sale of Contracts.

     The current policy of the Company is to recognize losses on repossessed vehicles in the month in which the vehicle is sold or in which the scheduled payment becomes 120 days delinquent, whichever occurs first. Losses may occur in connection with delinquent Contracts for which the vehicle was not repossessed, either because of a discharge of the obligor's indebtedness in a bankruptcy proceeding or due to the Company's inability to locate the financed vehicle or the obligor. In these cases, losses are recognized at the time a Contract is deemed uncollectable or during the month a scheduled payment under the Contract becomes 150 days past due, whichever occurs first.

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the Contracts held for sale. The provision rate is established by management using the following criteria: past loss experience, current economic conditions, volume, growth and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions for Contract losses charged against income. All recoveries on finance receivables previously charged off are credited to the allowance, while charge-off's of finance receivables are deducted from the allowance.

     Sales of Contracts: The Company purchases Contracts to be sold to investors with servicing rights retained by the Company. The Company sells a majority of its Contracts and does not retain any residual interest in securitized or sold Contracts. Contracts are sold at or near par value with the Company retaining a participation in the future cash flows released by Trusts in Contracts securitized but on cash sales no participation is retained in the future cash flows. As of December 31, 1999 the Company was servicing all the Contracts sold to the Trusts. As of December 31, 1999 and 1998, 39% and 54% respectively, of the sold portfolio was originated in California.

     Furniture and Equipment: Furniture and equipment are stated at cost less accumulated depreciation, and are depreciated for financial reporting purposes on a straight-line basis over a three year estimated life.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

Capitalized leased assets are amortized over the lease term. Leasehold improvements are amortized over a period not exceeding the term of the lease.

     Interest and Fee Income: Interest and fee income on Contracts held for sale is determined on a monthly basis using either the simple interest (level yield) method or the sum-of-the-months digits method, which approximates the effective yield method.

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

     The forward swap agreements are entered into by the Company in numbers and amounts which correspond to the anticipated principal amount of future securitization transactions. The market value of these forward agreements responds inversely to the market value change of the underlying Contracts. Because of this inverse relationship, the Company can effectively lock in its gross interest rate spread at the time the hedge transaction is entered into. Unrealized gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain on sale of contracts. The Company is not required to maintain any collateral with respect to its hedging strategies, until the point where the fair value declines below ($1.0) million. The Company only uses highly rated counterparties. Credit exposure is limited to those transactions with a positive fair value.

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

     Stock-based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), encourages, but does not require companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123, however, the Company has elected to continue to measure compensation costs as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." See footnote 12 for Pro Forma disclosures of net income and net income per share, as if SFAS 123 had been adopted.

     Comprehensive Income: The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. The standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES financial statement that is displayed with the same prominence as other financial statements. Pursuant to SFAS 130, the Company has reported comprehensive income in the accompanying Consolidated Statements of Stockholders' Equity.

     Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to 1999 presentation.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consist of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Gross Contracts held for sale...........................  $235,694,305    $160,386,439
Less unearned interest..................................     6,219,049       8,434,206
                                                          ------------    ------------
Contracts held for sale.................................   229,475,256     151,952,233
Allowance for credit losses.............................    (1,453,660)     (1,052,178)
                                                          ------------    ------------
                                                           228,021,596     150,900,055
Dealer participation....................................     1,970,071       1,860,726
                                                          ------------    ------------
          Total.........................................  $229,991,667    $152,760,781
                                                          ============    ============

     As of December 31, 1999 and 1998, 25% and 39% of Contracts held for sale were originated in California, respectively.

     At December 31, 1999, contractual maturities of Contracts held for sale were as follows:

2000........................................................  $    369,477
2001........................................................     2,749,083
2002........................................................    10,278,621
2003........................................................    25,296,345
2004 and thereafter.........................................   190,781,730
                                                              ------------
                                                              $229,475,256
                                                              ============

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     Changes in the allowance for credit losses were as follows:

                                                            DECEMBER 31,
                                               ---------------------------------------
                                                  1999           1998          1997
                                               -----------    -----------    ---------
Balance at beginning of period...............  $ 1,052,178    $   316,902    $  61,190
Provision for credit losses..................    1,246,074      1,579,831      785,446
Charged-off loans............................   (1,160,883)    (1,100,158)    (620,781)
Recoveries...................................      316,291        255,603       91,047
                                               -----------    -----------    ---------
Balance at end of period.....................  $ 1,453,660    $ 1,052,178    $ 316,902
                                               ===========    ===========    =========

     The fair value of Contracts held for sale was $243.9 million and $163.5 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999, the Company had entered into four year amortizing forward swap agreements with a notional face amount outstanding of $150.0 million with maturities matching the average life of the Contracts being hedged. At December 31, 1999, these agreements had a fair value of $618,000. In addition, at December 31, 1999, the Company had offsetting swap agreements of $73.3 million in notional face amount outstanding with a fair value of ($259,600). At December 31, 1998, the Company had similar agreements with a notional face amount outstanding of $81.0 million with deferred losses of $1.0 million.

     Included in the Gain on Sale of Contracts for the year ended December 31, 1999, is a gain of $1.8 million related to hedging activities. Gain on sale of Contracts for the years ended December 31, 1998 and 1997 included losses of $4.8 million and $1.3 million respectively, arising from hedging activities.

     Contracts serviced by the Company for the benefit of others totaled approximately $1.9 billion at December 31, 1999 and $1.2 billion at December 31, 1998. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE 5 -- CREDIT ENHANCEMENT ASSETS

     SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Trust receivable........................................  $  5,712,501    $  3,712,501
RISA....................................................   137,171,469     109,240,692
                                                          ------------    ------------
          Total.........................................  $142,883,970    $112,953,193
                                                          ============    ============

     Retained interest in securitized assets ("RISA") capitalized upon securitization of Contracts represent the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average certificate rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the contracts.

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes. As of December 31, 1999 the market value of RISA was $1.0 million lower than cost. As of December 31, 1998 the market value of RISA approximated cost. The Company retains the rights to service all contracts it securitizes.

     The following table presents the balances and activity for RISA:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Beginning Balance.......................................  $109,240,692    $ 64,357,850
Additions...............................................   101,586,485      80,632,733
Amortization............................................   (72,703,567)    (35,749,891)
Change in unrealized loss on securities available for
  sale..................................................      (952,141)              0
                                                          ------------    ------------
          Ending Balance................................  $137,171,469    $109,240,692
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

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and financial insurance fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                                                                 DECEMBER 31,
                                                       --------------------------------
                                                            1999              1998
                                                       --------------    --------------
Estimated net undiscounted RISA earnings.............  $  246,233,703    $  176,600,869
Off balance sheet allowance for losses...............      83,890,616        51,009,542
Discount to present value............................      25,171,618        16,350,635
                                                       --------------    --------------
Retained interest in securitized assets..............  $  137,171,469    $  109,240,692
                                                       ==============    ==============
Outstanding balance of contracts sold through
  securitizations....................................  $1,897,241,943    $1,183,157,096

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTE 6 -- FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
OWNED:
  Office furniture........................................  $ 3,095,882    $ 2,031,561
  Computer equipment......................................   10,485,292      5,869,612
  Leasehold improvements..................................    1,454,053        748,292
                                                            -----------    -----------
          Total...........................................   15,035,227      8,649,465
                                                            -----------    -----------
CAPITALIZED LEASES:
  Computer equipment......................................      449,500      1,441,073
                                                            -----------    -----------
          Total...........................................      449,500      1,441,073
                                                            -----------    -----------
Total furniture and equipment.............................   15,484,727     10,090,538
Less: accumulated depreciation and amortization...........    8,842,809      5,355,681
                                                            -----------    -----------
Furniture and equipment, net..............................  $ 6,641,918    $ 4,734,857
                                                            ===========    ===========

NOTE 7 -- WAREHOUSE BORROWING

     The Company has two commercial paper facilities (the "CP Facilities") with financial institutions, one with Triple-A One Funding Corporation ("Triple-A") and the other with The Chase Manhattan Bank ("Chase"). The Chase facility was entered into in August 1999 and provides $150 million of additional borrowing capacity. There were no borrowings outstanding under the Chase facility as of December 31, 1999. The Triple-A facility, which provides borrowing availability of $375 million, had borrowings outstanding at December 31, 1999 of $232,287,908 and at December 31, 1998 of $150,044,464. Under terms of the agreements the Company is able to borrow 98% of the principal amount of Contracts purchased. Borrowings under these facilities become due as the principal payments are received or the related automobile Contracts are sold. The amount of commercial paper outstanding under these facilities at any time is collateralized by the Contracts held for sale. The MBIA facility matures in September 2000 while the Chase facility matures in August 2000. Both are subject to annual renewals on each respective anniversary date. The Company is in compliance with certain ratios and other borrowing covenants under each arrangement. The fair value of commercial paper was $232.3 million and $150.0 million at December 31, 1999 and 1998 respectively. The commercial paper facilities had an average interest rate of 6.18% for the year ended December 31, 1999, and 6.47% for the year ended December 31, 1998.

     Additionally, the Company has a repurchase facility with Merrill Lynch (the "Merrill Line") providing $100 million of borrowing capacity for the purchase or origination of Contracts. Outstanding debt is collateralized by Contracts held for sale. As of December 31, 1999 and December 31, 1998, there was no debt outstanding under this line. This facility was renewed in February 2000 for a one year term.

NOTE 8 -- EXCESS SERVICING LINES

     The Company has three credit lines collateralized by credit enhancement assets. Total borrowings outstanding under all three lines at December 31, 1999 were $55.9 million and $49.6 million at December 31, 1998.

     The Company is party to a collateralized loan ("Excess Servicing Facility") with a lending group for up to $45 million, which was used for working capital and other expenditures. The Excess Servicing Facility matured in June 1999. This line is now in the amortization period and all cash flows from the underlying securitizations, which are collateral, are being used to repay the outstanding principal balance. Total

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES borrowings outstanding under the Excess Servicing Facility were $25.0 million at December 31, 1999 and $38.5 million at December 31, 1998. The Excess Servicing Facility had an average interest rate of 8.66% for the year ended December 31, 1999 and 8.76% for 1998. The fair value of the Excess Servicing Facility was $25.0 million at December 31, 1999 and $38.5 million at December 31, 1998. The Company is in compliance with certain ratios and other borrowing covenants under the Excess Servicing Facility.

     The Company, through OFC, has two residual Facilities: a $10.0 million committed facility with MLMCI and a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") (the "SBRC Line" and together with the facility with MLMCI, the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral-based formula that sets borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLMCI was renewed in February 2000 for a one year term. Each loan under the SBRC Line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

     Interest paid under each line is tied to the 30 day Libor Rate. The average interest rates for year ending 1999 were 7.86% for the MLMCI facility and 7.94% for the SBRC facility compared to 8.19% and 8.06% respectively for the year ending December 31, 1998. The Residual Lines had a combined fair value of $30.9 million at December 31, 1999, with debt outstanding under the MLMCI line of $9.2 million and debt outstanding under the SBRC line of $21.7 million.

NOTE 9 -- SUBORDINATED DEBT

     The Company has a $10.0 million subordinated debt offering. The term of the subordinated debt is for two years ending February 24, 2000, and bears a fixed interest rate of 9.5%. In February 2000, the Company exercised its option to extend the term by three years during which the loan will fully amortize. The Company also issued to the lender a warrant for Common Stock in the amount of 180,529 shares of the Common Stock of the Company.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Leases: The Company leases furniture, fixtures and equipment under capital leases with terms in excess of one year. The Company leases its office space under operating leases with options to renew. Certain operating lease agreements provide for escalations based on contractual provisions.

     Future minimum lease payments required under capital leases and noncancelable operating leases are as follows as of December 31, 1999:

                                                             CAPITAL           OPERATING
                                                              LEASES             LEASES
                                                          --------------    ----------------
2000....................................................    $ 210,448         $ 4,555,030
2001....................................................      120,704           4,435,197
2002....................................................      102,739           4,222,244
2003....................................................       15,627           4,098,162
2004 and thereafter.....................................            0          19,949,395
                                                            ---------         -----------
          Total.........................................      449,518         $37,260,028
                                                                              ===========
Less amounts representing interest......................     (101,460)
                                                            ---------
Present value of net minimum lease payments.............    $ 348,058
                                                            =========

     Rental expenses for premises and equipment amounted to approximately $3.1 million, $1.7 million and $1.4 million for the year ended December 31, 1999, 1998, and 1997 respectively.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTE 11 -- LITIGATION

     As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiff's varies but includes requests for compensatory, statutory and punitive damages. The Company is a defendant in three consumer class actions, one of which was served in 2000. One such proceeding served in 1999, in which the Company is a defendant, has been brought as a putative class action and is pending in the State of California. A class has yet to be certified in this case in which the plaintiffs allege certain defects in post-repossession notice forms in the State of California. Another proceeding also served in 1999, in which the Company is a defendant, has been brought as a putative class action and also is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation dealers.

     Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company's business activities. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company's automobile finance business.

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for 1996, 1997 and the first three fiscal quarters of 1998. The Company intends to vigorously defend against the complaint.

     In the opinion of management, the resolution of the proceedings described in this section will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 12 -- STOCK OPTIONS

     As of December 31, 1999, the Company has reserved 1,539,624 shares for future issuance to certain employees under its stock option plans. The options may be exercised at prices ranging from $0.51 per share to $11.50 per share at any time, in whole or part, within ten years after the date of grant. Reserved, unoptioned shares totaled 249,488 at December 31, 1999, 240,566 at December 31, 1998, and 185,176 at December 31, 1997.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's stock option plan as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                     1999                      1998                     1997
                            ----------------------    ----------------------    ---------------------
                                          WEIGHTED                  WEIGHTED                 WEIGHTED
                                          AVERAGE                   AVERAGE                  AVERAGE
                                          EXERCISE                  EXERCISE                 EXERCISE
         OPTIONS              SHARES       PRICE        SHARES       PRICE       SHARES       PRICE
         -------            ----------    --------    ----------    --------    ---------    --------
Outstanding at beginning
  of year.................   1,120,697     $5.59         802,200     $7.51        597,480     $6.10
Granted...................     256,325      6.11       1,296,878      6.32        402,700      7.89
Exercised.................      (6,770)     7.83         (38,118)     0.80       (112,867)     0.51
Forfeited.................     (80,116)     6.01        (940,263)     8.39        (85,113)     8.66
                            ----------     -----      ----------     -----      ---------     -----
Outstanding at end of
  year....................   1,290,136     $5.66       1,120,697     $5.59        802,200     $7.51
                            ==========     =====      ==========     =====      =========     =====
Options exercisable at
  year end................     774,506                   502,624                  321,564
                            ==========                ==========                =========
Weighted-average fair
  value of options granted
  during the year.........  $     6.11                $     6.32                $    7.89
                            ==========                ==========                =========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                           OPTIONS EXERCISABLE
                                 OPTIONS OUTSTANDING                  ------------------------------
                  -------------------------------------------------     NUMBER
                    NUMBER      WEIGHTED-AVERAGE                      EXERCISABLE
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE       AT        WEIGHTED-AVERAGE
EXERCISE PRICES   AT 12/31/99   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/99      EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$ 0.51               114,399       4.26 years           $  .51          114,399          $  .51
$ 5.50 -  5.81     1,037,199             7.66             5.74          558,687            5.75
$ 6.75 -  8.00        56,380             8.39             7.45           31,046            7.41
$ 8.50 -  9.13        10,700             9.09             8.85            1,000            8.50
$10.29 - 11.50        71,458             7.36            10.94           69,374           10.96
                   ---------       ----------           ------          -------          ------
$ 0.51 - 11.50     1,290,136             7.39           $ 5.66          774,506          $ 5.51
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

                                                                DECEMBER 31,
                                                   --------------------------------------
                                                      1999          1998          1997
                                                   ----------    ----------    ----------
Risk free interest rate..........................         5.6%          5.1%          5.5%
Expected stock price volatility..................        76.0%         63.9%         52.0%
Expected life of options.........................  four years    four years    four years
Expected dividends...............................        none          none          none

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The following table presents the pro forma disclosures required for SFAS 123 for the years ended December 31:

                                                               1999     1998    1997
                                                              ------   ------   -----
Pro forma net income (in thousands).........................  $7,831   $5,322   $ 895
Pro forma net income per share-basic........................  $ 1.27   $ 0.87   $0.15
Pro forma net income per share-diluted......................  $ 1.23   $ 0.83   $0.14

NOTE 13 -- EMPLOYEE 401K DEFERRED SAVINGS PLAN

     The Company has established a salary deferral savings program pursuant to IRS Code Section 401(k) (the "401(k) Plan") for qualified employees. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. Effective July 1, 1998, the Company amended the 401(k) Plan to permit matching Company contributions. Employee contributions up to the lesser of $10,000 or 6% of pre-tax earnings made after one year of service are matched by a Company contribution equal to 50% of the employee's contribution. Matching contributions are made in the Company's common stock and begin vesting 20% per year following the completion of three years of service. Company expense related to the 401(k) Plan totaled $176,589 in 1999 and $87,000 in 1998.

NOTE 14 -- SHAREHOLDERS' EQUITY

     Preferred Stock: The Company has 3 million shares of preferred stock authorized of which 200,000 shares have been designated Series A participating Preferred Stock.

     In July 1997, the Company's Board of Directors adopted a Stockholder Rights Plan ("Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one preferred share purchase right (a "Right") for each outstanding share of common stock held by stockholders of record on July 21, 1997. The Rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (subject to certain exceptions stated in the Plan) or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. The Rights will expire on July 20, 2007.

     Dividends: The Company does not intend to declare dividends in the foreseeable future. The Company's ability to pay or declare dividends is restricted by the terms of its current credit facilities.

NOTE 15 -- INCOME TAXES

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 1999, 1998 and 1997:

                                                     1999          1998         1997
                                                  ----------    ----------    --------
Current:
  Federal.......................................  $2,318,566    $  698,132    $252,897
  State.........................................   1,227,606        17,744      69,332
                                                  ----------    ----------    --------
          Total.................................   3,546,172       715,876     322,229
                                                  ----------    ----------    --------
Deferred:
  Federal.......................................   3,266,896     3,070,600     460,648
  State.........................................     132,980       523,694     201,140
                                                  ----------    ----------    --------
          Total.................................   3,399,876     3,594,294     661,788
                                                  ----------    ----------    --------
          Combined Total........................  $6,946,048    $4,310,170    $984,017
                                                  ==========    ==========    ========

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 1999, 1998 and 1997:

                                                              1999    1998    1997
                                                              ----    ----    ----
Statutory regular federal income tax rate (benefit).........   34%     34%     34%
State taxes (net of federal benefit)........................    6       7       8
Other.......................................................    1       0       1
                                                               --      --      --
                                                               41%     41%     43%
                                                               ==      ==      ==

     The components of the deferred income tax asset or (liability) as of December 31, 1999 and 1998 are as follows:

                                                              1999            1998
                                                          ------------    ------------
Property and equipment..................................  $  1,275,232    $    855,656
Unrealized loss in credit enhancement assets............      (391,545)             --
Accrued liabilities.....................................     1,939,275         408,438
Capitalized costs.......................................      (904,538)       (675,204)
Allowance for credit losses.............................       610,490         441,880
Gain on sale of Contracts...............................   (11,726,155)    (20,164,719)
Net operating losses....................................            --      14,055,868
Credit carryover........................................        18,211          18,211
State taxes.............................................       853,155         525,415
                                                          ------------    ------------
                                                          $ (8,325,875)   $ (4,534,455)
                                                          ============    ============

NOTE 16 -- WARRANTS

     At December 31, 1999, the Company had the following warrants outstanding to purchase shares of common stock:

                                     BALANCE           NET          BALANCE           NET          BALANCE
                                   OUTSTANDING     REDUCTIONS     OUTSTANDING     REDUCTIONS     OUTSTANDING
                                        AT             TO              AT             TO              AT
                       EXERCISE    DECEMBER 31,    OUTSTANDING    DECEMBER 31,    OUTSTANDING    DECEMBER 31,
                        PRICE          1997         WARRANTS          1998         WARRANTS          1999
                       --------    ------------    -----------    ------------    -----------    ------------
Warrants.............   $ 0.03       116,922         115,286          1,636          0               1,636
Warrants.............   $ 0.51        84,311               0         84,311          0              84,311
Warrants.............   $11.50        16,332               0         16,332          0              16,332
Warrants.............   $17.15         3,791               0          3,791          0               3,791
Warrants.............   $ 8.88             0               0        180,529          0             180,529
                                     -------         -------        -------           ---          -------
          Total......                221,356         115,286        286,599          0             286,599
                                     =======         =======        =======           ===          =======

     At December 31, 1999, all the Company's warrants outstanding to purchase shares of common stock were exercisable.

     No warrants were exercised during 1999.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTE 17 -- NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company's potential common stock on net income per share.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
                                                           (IN THOUSANDS, EXCEPT NET
                                                               INCOME PER SHARE)
Net income...............................................  $9,792    $6,076    $1,302
                                                           ------    ------    ------
Weighted average shares outstanding......................   6,174     6,112     6,000
Net effect of dilutive stock options/warrants............     340       313       294
                                                           ------    ------    ------
Fully diluted weighted average shares outstanding........   6,514     6,425     6,294
                                                           ======    ======    ======
Net income per share.....................................  $ 1.59    $ 0.99    $ 0.22
                                                           ======    ======    ======
Net income per share assuming full dilution..............  $ 1.50    $ 0.95    $ 0.21
                                                           ======    ======    ======

     As of December 31, 1999, 1998 and 1997, 310,384, 473,344, and 645,370 of
combined options and warrants, respectively, were not included in the calculation of full dilution, as they were antidilutive.

NOTE 18 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Warehouse borrowings, residual and excess service lines: The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics.

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

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The estimated fair values of the Company's financial instruments are as follows at December 31:

                                                             1999                   1998
                                                      -------------------    -------------------
                                                      CARRYING     FAIR      CARRYING     FAIR
                                                       AMOUNT      VALUE      AMOUNT      VALUE
                                                      --------    -------    --------    -------
                                                                    (IN MILLIONS)
Cash and cash equivalents...........................  $   5.2     $   5.2    $   1.9     $   1.9
Contracts held for sale.............................  $ 230.0     $ 243.9    $ 152.8     $ 163.5
Credit enhancement assets...........................  $ 142.9     $ 142.9    $ 112.9     $ 112.9
Warehouse borrowings................................  $(232.3)    $(232.3)   $(150.0)    $(150.0)
Excess service and residual lines...................  $ (55.9)    $ (55.9)   $ (49.6)    $ (49.6)
Hedging Forward agreements..........................  $  (0.3)    $  (0.3)   $  (1.2)    $  (0.9)

NOTE 19 -- RELATED PARTIES

     The Company has a note receivable from a certain shareholder in the amount of $175,000. The note bears interest at 6.66% per annum. Principal and accrued interest are due on December 20, 2000.

NOTE 20 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
  Interest income..............................   $5,766     $6,723        $7,153         $4,791
  Interest expense.............................    4,235      4,331         5,488          4,234
  Net interest income..........................    1,531      2,392         1,665            557
  Provision for credit losses..................      500        249           204            294
  Income before income taxes...................    3,714      4,100         4,428          4,496
  Income taxes.................................    1,541      1,700         1,838          1,865
  Net income...................................    2,173      2,399         2,590          2,630
  Net income per common share (Basic)..........   $ 0.35     $ 0.39        $ 0.42         $ 0.43
  Net income per common share (Diluted)........   $ 0.34     $ 0.37        $ 0.39         $ 0.41
1998
  Interest income..............................   $4,481     $5,222        $7,001         $5,245
  Interest expense.............................    2,821      3,617         4,214          3,985
  Net interest income..........................    1,660      1,605         2,787          1,260
  Provision for credit losses..................      307        325           598            350
  Income before income taxes...................    1,269      1,872         2,996          4,249
  Income taxes.................................      527        777         1,243          1,763
  Net income...................................      742      1,095         1,753          2,486
  Net income per common share (Basic)..........   $ 0.12     $ 0.18        $ 0.28         $ 0.40
  Net income per common share (Diluted)........   $ 0.12     $ 0.17        $ 0.27         $ 0.39

NOTE 21 -- SUBSEQUENT EVENTS (UNAUDITED)

     In the first quarter of 2000, the Company securitized contracts totaling $430.0 million.

     During the first quarter of 2000, the Company securitized the cash flows from 15 of its outstanding securitizations and sold $49.0 million of notes. The transaction was rated BBB by Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

                               INDEX TO EXHIBITS

                                                                         SEQUENTIALLY
 EXHIBIT                                                                   NUMBERED
  NUMBER                            DESCRIPTION                              PAGE
----------                          -----------                          ------------
 3.1        Certificate of Incorporation of the Company(1)..............
 3.2        Bylaws of the Company(1)....................................
 4.1        Rights Agreement dated as of July 8, 1997, between the
            Company and American Stock Transfer and Trust Company, as
            Rights Agent (which includes the form of Certificate of
            Designation for the Series A Participating Preferred Stock
            and the form of Rights Certificate of the Company(2)........

 10.1 through 10.96 Omitted.............................................

21.1        Subsidiaries of the Registrant*.............................
23.1        Consent of Independent Accountants*.........................
27.1        Financial Data Schedule*....................................

---------------
  *  Filed herewith.

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-00680).

 (2) Incorporated by reference from the Company's Current Report on Form 8-K dated July 8, 1997. (File No. 000-28050)