Form 10-Q
period 2000-03-31
ONYX ACCEPTANCE CORP
filed 2000-05-15
CIK 1006614

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ______________________ TO ___________________


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

                                 YES [X]  NO [ ]

        As of May 12, 2000, there were 6,189,758 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                       PAGE
                                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Financial Condition at March 31, 2000
           and December 31, 1999 .................................................       3

        Condensed Consolidated Statements of Income for the three months ended
           March 31, 2000 and March 31, 1999 .....................................       4

        Consolidated Statement of Stockholders' Equity at March 31, 2000 .........       5

        Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 2000 and March 31, 1999 ................................       6

        Notes to Condensed Consolidated Financial Statements .....................       7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..................................................       9

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...............      17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ........................................................      18

Item 4. Submission of Matters to a Vote of Security Holders ......................      18

Item 5. Other Information ........................................................      19

Item 6. Exhibits and Reports on Form 8-K .........................................      26

SIGNATURES .......................................................................      27

EXHIBIT INDEX ....................................................................      28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   MARCH 31,       DECEMBER 31,
                                                      2000            1999
                                                   ---------       -----------
                                                    (Dollars in thousands)
                                                  (Unaudited)      (Audited)

                     ASSETS

Cash and cash equivalents .......................  $   6,862       $   5,190
Credit enhancement assets .......................    102,489         142,884
Contracts held for sale (Net of allowance) ......    256,531         229,992
Other assets ....................................     11,508          15,769
                                                   ---------       ---------

           Total assets .........................  $ 377,390       $ 393,835
                                                   =========       =========

                 LIABILITIES

Accounts payable ................................  $  22,949       $  21,067
Debt ............................................    276,449         298,167
Other liabilities ...............................     22,705          21,493
                                                   ---------       ---------
          Total liabilities .....................    322,103         340,727

                  EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000
    shares; issued and outstanding 6,189,758
    as of March 31, 2000 and 6,177,804 as of
    December 31, 1999 ...........................         62              62
Paid in capital .................................     37,898          37,892
Retained earnings ...............................     17,388          15,715
Accumulated other comprehensive loss, net of tax         (61)           (561)
                                                   ---------       ---------
           Total equity .........................     55,287          53,108
                                                   ---------       ---------
           Total liabilities and equity .........  $ 377,390       $ 393,835
                                                   =========       =========


 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                2000            1999
                                             ----------      ----------
                                            (Dollars in thousands, except
                                                  per share amounts)
                                                     (Unaudited)
REVENUES:
Interest income .......................      $    8,898      $    5,766
Interest expense ......................           6,386           4,235
                                             ----------      ----------
Net interest income ...................           2,512           1,531

Gain on sale of contracts .............          12,757          12,328
Service fee income ....................           8,679           5,709
                                             ----------      ----------
Total Revenues ........................          23,948          19,568

EXPENSES:
Provision for credit losses ...........             433             500
Operating Expenses:
    Salaries and benefits .............          11,503           9,248
    Systems & servicing ...............           1,574             824
    Telephone & data lines ............           1,647           1,187
    Depreciation ......................           1,002             710
    General and administrative expenses           4,929           3,385
                                             ----------      ----------
Total Operating Expenses ..............          20,655          15,354
                                             ----------      ----------
Total Expenses ........................          21,088          15,854
                                             ----------      ----------
Net Income before Taxes ...............           2,860           3,714
    Income Taxes ......................           1,187           1,541
                                             ----------      ----------
Net Income after Taxes ................      $    1,673      $    2,173
                                             ==========      ==========

Net Income per share - Basic ..........      $     0.26      $     0.35
Net Income per share - Diluted ........      $     0.27      $     0.34

Basic Shares Outstanding ..............       6,179,922       6,171,034
Diluted Shares Outstanding ............       6,349,518       6,414,445

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Thousands)

                                                                                           ACCUMULATED
                                                                  ADDITIONAL              COMPREHENSIVE
                                                        COMMON      PAID-IN     RETAINED   INCOME (LOSS)
                                            SHARES      STOCK       CAPITAL     EARNINGS    NET OF TAX       TOTAL
                                            ------      ------    ----------    --------  --------------    -------
BALANCE, DECEMBER 31, 1999                   6,178      $   62      $37,892      $15,715      $(561)        $53,108
Stock issued from stock option plan             12                        6                                       6
Comprehensive income:
Unrealized gains in securitized assets,
  net of tax of $347                                                                            500             500
Net Income                                                                         1,673                      1,673
                                             -----      ------      -------      -------      -----         -------
Total comprehensive income                                                         1,673        500           2,173
                                             -----      ------      -------      -------      -----         -------
BALANCE, MARCH 31, 2000                      6,190      $   62      $37,898      $17,388      $ (61)        $55,287
                                             =====      ======      =======      =======      =====         =======

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                            2000             1999
                                                          ---------       ---------
                                                            (Dollars in thousands)
                                                                 (Unaudited)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities....   $  24,718       $ (29,765)

INVESTING ACTIVITIES:
     Purchases of property and equipment...............      (1,147)         (2,026)

FINANCING ACTIVITIES:
     Proceeds from exercise of  employee options.......           6              --
     Payments on capital lease obligations.............         (72)           (102)
     Payments on residual  lines of credit.............     (46,054)         (7,653)
     Proceeds from drawdown on residual
       lines of credit.................................       6,000           9,000
     Paydown of warehouse lines related to
       securitizations.................................    (407,000)       (299,000)
     Proceeds from warehouse lines.....................     425,574         333,049
     Payments on subordinated debt.....................        (237)             --
     Payments on other loans...........................        (116)             --
                                                          ---------       ---------
Net cash provided by (used in) financing activities....     (21,899)         35,294
                                                          ---------       ---------
              Increase in cash and cash
                equivalents............................       1,672           3,503

Cash and cash equivalents at beginning of period.......       5,190           1,929
                                                          ---------       ---------
Cash and cash equivalents at end of period.............   $   6,862       $   5,432
                                                          =========       =========



 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1

    BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

    USE OF ESTIMATES

    In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of credit enhancement assets and the gain on sale of motor vehicle retail installment sales and loan contracts ("Contracts"). Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such estimates. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

NOTE 2 - CONTRACTS HELD FOR SALE

    Contracts held for sale consisted of the following:

                                                  MARCH 31,        DECEMBER 31,
                                                    2000              1999
                                                  --------         -----------
                                                        (In Thousands)
Gross Contracts held for sale...................  $263,211          $235,694
Less unearned interest..........................    (6,510)           (6,219)
                                                  --------           -------
Contract held for sale..........................   256,701           229,475
Allowance for credit losses.....................    (1,590)           (1,453)
Dealer participation............................     1,420             1,970
                                                  --------           --------
Total...........................................  $256,531           $229,992
                                                  ========           ========

NOTE 3 -- CREDIT ENHANCEMENT ASSETS

    SFAS 125 requires that following a sale or transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

    Credit enhancement assets consisted of the following:

                                               MARCH 31,      DECEMBER 31,
                                                 2000            1999
                                               ---------      -----------
                                                     (In Thousands)
    Trust receivable...................        $  8,653        $  5,713
    RISA ..............................          93,836         137,171
                                               --------        --------
              Total...................         $102,489        $142,884
                                               ========        ========

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

    Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of stockholders' equity as an unrealized gain or loss, net of deferred taxes. As of March 31, 2000 the market value of RISA was approximately $105,000 lower than cost. As of December 31, 1999 the market value of RISA was approximately $1.0 million lower than cost. A portion of this change is attributable to the securitization of the residual cash flows from 15 of the Company's currently outstanding securitizations which was completed in the first quarter of 2000. The Company retains the rights to service all contracts it securitizes.

    The following table presents the balances and activity for RISA:

                                               MARCH 31,        DECEMBER 31,
                                                 2000               1999
                                               ---------        -----------
                                                      (In Thousands)
    Beginning Balance .................        $ 137,171         $ 109,241
    Additions .........................           28,605           101,586
    Amortization ......................          (22,863)          (72,704)
    Sale of RISA ......................          (49,924)               --
    Change in unrealized gain (loss) on
      securities available for sale ...              847              (952)
                                               ---------         ---------
    Ending Balance ....................        $  93,836         $ 137,171
                                               =========         =========

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

    The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and financial insurance fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value at the current market discount rates.

                                                    MARCH 31,     DECEMBER 31,
                                                       2000          1999
                                                    ----------    ----------
                                                         (In Thousands)
    Estimated net undiscounted RISA earnings ....   $  212,585    $  246,234
    Off balance sheet allowance for losses ......      (91,810)      (83,891)
    Discount to present value ...................      (26,939)      (25,172)
                                                    ----------    ----------
    Retained interest in securitized assets .....   $   93,836    $  137,171
                                                    ==========    ==========
    Outstanding balance of contracts sold through
      securitizations ...........................   $2,082,014    $1,897,242

NOTE 4 - NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                         2000          1999
                                                       -------        ------
                                                       (In Thousands, except
                                                           $ per share)
    Net Income .................................        $1,673        $2,173

    Weighted average shares outstanding ........         6,180         6,171
    Net effect of dilutive stock
      options/warrants .........................           170           243
    Diluted weighted average shares outstanding          6,350         6,414

    Net income per share:

    Basic EPS ..................................        $ 0.26        $ 0.35
    Diluted EPS ................................        $ 0.27        $ 0.34

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

NOTE 7 - SUBSEQUENT EVENTS

    In the second quarter of 2000, the Company securitized contracts totaling $450.0 million. In addition, the Company issued $12.0 million in subordinated debt with a stated interest rate of 12.5%, and a maturity of June 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

    Onyx Acceptance Corporation ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships. The Company focuses its efforts on acquiring Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have an acceptable credit profile.

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

NET INTEREST INCOME

    Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to purchase such Contracts. To arrive at net interest income, the Company also deducts the interest charges associated with non-warehouse borrowings, including interest expense incurred on subordinated debt, residual and excess servicing lines, capital lease obligations, and other miscellaneous long term borrowings.

    Net interest income totaled $2.5 million for the three months ended March 31, 2000 compared to $1.5 million for the same period in 1999. The increase is primarily due to the higher amounts of average Contracts held for sale during the warehouse period. During the first quarter of 2000, the average amount of Contracts held for sale was $234.1 million, compared to $156.0 million during the first quarter of 1999, an increase of approximately 50%.

GAIN ON SALE OF CONTRACTS

    The Company recorded a gain on sale of Contracts of $12.8 million for the three months ended March 31, 2000, compared to $12.3 million for the same period in 1999. The increase in the gain on sale is primarily the result of an increase in the amount of Contracts sold. Contracts securitized during the three month period of 2000 and 1999 totaled $430.0 million and $310.0 million respectively. The net interest rate spread, declined to 2.67% for the first quarter 2000 securitization versus 3.44% for the securitization completed in the first quarter of 1999. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the sale. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are reduced through hedging activities. To protect against changes in interest rates, the Company hedges Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.

    Included in the gain on sale amount for the first quarter of 2000 is a loss of approximately $938,000 from the securitization of the residual cash flows from 15 of the Company's currently outstanding securitizations. The proceeds of this transaction were used to pay down two of the Company's residual interest financing facilities and pay off another residual interest financing facility.

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

     Service fee income increased to $8.7 million for the first quarter of 2000, compared to $5.7 million for the first quarter of 1999. This increase is due primarily to higher amounts of contractual service fees, late fees and document fees as a result of the growth of the servicing portfolio.

PROVISION FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by adjusting the provision for credit losses to cover additional Contracts originated and increases in loss estimates and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the Contracts are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled $434,000 for the three months ended March 31, 2000, compared to $500,000 for the same period in 1999. Provision for credit losses consists of net credit losses incurred during the warehousing period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $296,000 during the three months ended March 31, 2000, compared to $311,000 for the same period in 1999. Future provisions totaled $138,000 for the three months ended March 31, 2000, compared to $189,000 for the same period in 1999.

OPERATING EXPENSES

     Total operating expenses were $20.7 million for the three months ended March 31, 2000 compared to $15.4 million for the same period in 1999. The increase in total operating expenses is primarily attributable to an increase in the average servicing portfolio for the periods. The average servicing portfolio increased to $2.2 billion at March 31, 2000 from $1.4 billion at March 31, 1999, an increase of approximately 57%.

    The Company incurred salary and benefit expenses of $11.5 million during the first quarter of 2000 compared with $9.2 million for the first quarter of 1999, an increase of approximately 25%. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company, including temporary staff, increased from 802 at March 31, 1999, to 920 at March 31, 2000.

    System and servicing expenses increased by approximately $750,000 to $1.6 million for the first quarter of 2000, compared to $824,000 in the first quarter of 1999, primarily due to the growth of the average servicing portfolio. Currently, the Company uses an external service provider for its loan accounting system. The Company has signed a contract to acquire a loan accounting and collection systems, and intends to bring these processes in-house in 2000. The charges associated with this provider are directly correlated to the number and balance of Contracts serviced by the Company. As of March 31, 2000, the Company serviced approximately 231,000 accounts, compared to approximately 151,000 accounts as of March 31, 1999.

    Telephone and data line charges increased to $1.6 million for the first quarter of 2000, from $1.2 million in the same period of 1999. During 1999, the Company expanded its operations by opening three additional branches. The Company expects these charges to increase relative to the continued growth of the servicing portfolio and the opening of additional branches.

    Depreciation expenses increased to $1.0 million for the three months ended March 31, 2000 compared to $710,000 for the same period of 1999, as the Company continued to invest in technology and infrastructure. General and administrative expenses increased to $4.9 million in the first quarter of 2000, from $3.4 million in the first quarter of 1999. Higher expenses are primarily due to an increase in the dollar amount of the servicing portfolio.

INCOME TAXES

     The Company files federal and state tax returns. The effective tax rates for March 31, 2000 and 1999 were 41.5%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $256.5 million at March 31, 2000, compared to $230.0 million at December 31, 1999. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $430.0 million during the first quarter of 2000 compared to a securitization of $390.0 million during the fourth quarter of 1999. The Company plans to continue to securitize Contracts on a regular basis.

     The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                           FOR THE QUARTERS ENDED
                                                    ------------------------------------------------------------------
                                                      MAR. 31,     JUNE 30,      SEPT. 30,     DEC. 31,      MAR. 31,
                                                       1999          1999          1999          1999          2000
                                                    ----------    ----------    ----------    ----------    ----------
                                                                           (DOLLARS IN THOUSANDS)
    Contracts purchased/originated during period... $  357,757    $  374,075    $  398,802    $  428,369    $  468,742
    Average monthly volume during period ..........    119,252       124,691       132,934       142,790       156,247
    Gain on sale of Contracts .....................     12,328        14,470        13,723        13,399        12,757
    Contracts securitized during period ...........    310,000       350,000       400,000       390,000       430,000
    Servicing portfolio at period end .............  1,542,612     1,729,338     1,924,881     2,133,460     2,344,399

                                  ASSET QUALITY

    The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At March 31, 2000, delinquencies represented 2.15% of the amount of Contracts in its servicing portfolio compared to 3.24% at December 31, 1999. Net charge-offs as a percentage of the average servicing portfolio were 2.33% for the quarter ended March 31, 2000, compared to 1.73% for the same period in 1999.


    Off balance sheet reserves at March 31, 2000 were 4.41% versus 4.42% at December 31, 1999. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitized Contracts.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                        MARCH 31,                 DECEMBER 31,
                                         2000                        1999
                                 ----------------------     ----------------------
                                   AMOUNT         NO.         AMOUNT         NO.
                                 ----------     -------     ----------     -------
                                               (DOLLARS IN THOUSANDS)
                                 -------------------------------------------------
     Servicing portfolio ....    $2,344,399     231,316     $2,133,460     209,745
     Delinquencies(1)(2)
           31-59 days........    $   26,430       2,797     $   38,376       3,963
           60-89 days........        10,068       1,055         16,596       1,671
           90+ days .........        13,965       1,328         14,203       1,383
                                 ----------     -------     ----------     -------
     Total ..................    $   50,463       5,180     $   69,175       7,017
                                 ==========     =======     ==========     =======
     Total delinquencies as a
     percent of Servicing
     portfolio ..............          2.15%       2.24%          3.24%       3.35%

---------------
(1) Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
                                                   2000           1999
                                                ----------     ----------
                                                  (DOLLARS IN THOUSANDS)
     Period end Contracts outstanding ......    $2,344,399     $1,542,612
     Average servicing portfolio(1) ........    $2,238,058     $1,435,409
     Number of gross charge-offs ...........         2,361          1,307
     Gross charge-offs .....................    $   15,054     $    7,040
     Net charge-offs(2) ....................    $   13,052     $    6,221
     Annualized net charge-offs as a percent
      of average Servicing portfolio .......          2.33%          1.73%

-----------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries of Contracts previously charged off.

    THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH MARCH 31, 2000:

      TRUST: 96-1   96-2   96-3   96-4   97-1   97-2   97-3   97-4   98-1   98-A   98-B   98-C   99-A   99-B   99-C    99-D   00-A

Month
-----
 1           0.00%  0.01%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%   0.00%  0.00%
 2           0.03%  0.07%  0.02%  0.02%  0.00%  0.00%  0.00%  0.00%  0.01%  0.01%  0.00%  0.02%  0.00%  0.00%  0.01%   0.00%  0.00%
 3           0.05%  0.20%  0.07%  0.05%  0.03%  0.02%  0.02%  0.01%  0.02%  0.03%  0.02%  0.02%  0.02%  0.03%  0.03%   0.01%
 4           0.11%  0.33%  0.16%  0.14%  0.06%  0.07%  0.09%  0.04%  0.08%  0.07%  0.08%  0.04%  0.05%  0.07%  0.06%   0.04%
 5           0.23%  0.46%  0.43%  0.24%  0.13%  0.22%  0.13%  0.11%  0.14%  0.14%  0.19%  0.15%  0.11%  0.14%  0.16%   0.09%
 6           0.40%  0.78%  0.54%  0.38%  0.26%  0.32%  0.24%  0.20%  0.24%  0.23%  0.33%  0.27%  0.21%  0.27%  0.28%   0.15%
 7           0.69%  0.98%  0.74%  0.53%  0.37%  0.59%  0.36%  0.28%  0.40%  0.37%  0.45%  0.46%  0.35%  0.43%  0.47%
 8           0.82%  1.15%  0.97%  0.81%  0.52%  0.80%  0.47%  0.43%  0.53%  0.42%  0.61%  0.57%  0.49%  0.60%  0.64%
 9           0.93%  1.39%  1.13%  0.98%  0.60%  0.91%  0.62%  0.55%  0.68%  0.51%  0.82%  0.74%  0.63%  0.85%
 10          1.15%  1.52%  1.32%  1.18%  0.76%  1.07%  0.73%  0.72%  0.85%  0.70%  0.95%  0.94%  0.81%  1.07%
 11          1.25%  1.69%  1.47%  1.43%  0.92%  1.26%  0.81%  0.87%  1.04%  0.85%  1.10%  1.12%  1.04%  1.34%
 12          1.47%  1.94%  1.60%  1.63%  1.02%  1.42%  0.94%  0.95%  1.20%  1.01%  1.20%  1.30%  1.29%
 13          1.65%  2.08%  1.77%  1.73%  1.13%  1.58%  1.10%  1.08%  1.33%  1.17%  1.36%  1.54%  1.49%
 14          1.79%  2.34%  1.94%  1.87%  1.23%  1.68%  1.23%  1.19%  1.46%  1.37%  1.48%  1.73%  1.72%
 15          2.02%  2.52%  2.09%  2.07%  1.40%  1.80%  1.38%  1.36%  1.61%  1.48%  1.64%  1.90%
 16          2.25%  2.76%  2.27%  2.23%  1.56%  1.97%  1.58%  1.42%  1.71%  1.59%  1.89%  2.10%
 17          2.43%  2.89%  2.42%  2.33%  1.68%  2.10%  1.68%  1.52%  1.88%  1.76%  2.05%  2.28%
 18          2.59%  3.10%  2.57%  2.49%  1.75%  2.23%  1.77%  1.64%  2.01%  1.96%  2.22%
 19          2.77%  3.14%  2.70%  2.62%  1.85%  2.35%  1.91%  1.75%  2.17%  2.07%  2.37%
 20          2.93%  3.30%  2.83%  2.73%  1.92%  2.48%  2.04%  1.85%  2.25%  2.25%
 21          3.06%  3.47%  2.94%  2.84%  1.98%  2.59%  2.11%  1.97%  2.41%  2.37%
 22          3.15%  3.60%  3.00%  2.93%  2.09%  2.72%  2.20%  2.08%  2.52%  2.48%
 23          3.21%  3.70%  3.08%  3.02%  2.17%  2.81%  2.31%  2.12%  2.63%
 24          3.28%  3.81%  3.17%  3.10%  2.22%  2.85%  2.41%  2.23%  2.75%
 25          3.40%  3.93%  3.28%  3.22%  2.31%  2.93%  2.51%  2.36%  2.86%
 26          3.43%  4.06%  3.38%  3.29%  2.38%  2.96%  2.59%  2.41%
 27          3.55%  4.13%  3.43%  3.39%  2.44%  3.09%  2.71%  2.52%
 28          3.60%  4.22%  3.54%  3.46%  2.50%  3.17%  2.79%  2.55%
 29          3.73%  4.23%  3.59%  3.58%  2.55%  3.22%  2.92%
 30          3.75%  4.29%  3.69%  3.61%  2.63%  3.26%  2.94%
 31          3.79%  4.31%  3.77%  3.64%  2.67%  3.33%  3.01%
 32          3.85%  4.33%  3.75%  3.72%  2.73%  3.39%
 33          3.88%  4.37%  3.77%  3.74%  2.77%  3.48%
 34          3.90%  4.39%  3.79%  3.77%  2.84%  3.51%
 35          3.94%  4.39%  3.81%  3.79%  2.86%
 36          3.94%  4.42%  3.83%  3.81%  2.85%
 37          3.94%  4.42%  3.84%  3.83%  2.89%
 38          3.97%  4.43%  3.88%  3.85%
 39          3.99%  4.45%  3.92%  3.89%
 40          3.96%  4.46%  3.92%  3.89%
 41          3.96%  4.45%  3.92%
 42          3.95%  4.45%  3.91%
 43          3.96%  4.45%  3.91%
 44          3.94%  4.48%
 45          3.97%  4.49%
 46          3.95%  4.52%
 47          3.92%  4.51%
 48          3.90%
 49          3.89%
 50          3.86%
 51          3.86%

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation amounts; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing amounts; (iii) releases from spread accounts; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company provide the needed capital to fund the anticipated expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

    Cash provided by operating activities was $24.7 million for the three months ended March 31, 2000, compared to $29.8 million used in the three months ended March 31, 1999. This increase was primarily due to the securitization during the first quarter of 2000 of the Company's residual cash flows from 15 of its currently outstanding securitizations. The proceeds of this transaction were used to pay down two of the Company's residual interest financing facilities and pay off another residual interest financing facility. Cash used in investing activities was $1.1 million for the three months ended March 31, 2000, compared to $2.0 million for the three months ended March 31, 1999. During the first quarter of 1999, the Company was completing its corporate move from its previous headquarters in Irvine California.

    CP Facilities. As of March 31, 2000, the Company was party to two primary auto loan warehousing programs (the "CP Facilities"), one a $375 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A One Facility and Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility was executed in August 1999 and expires in August 2000, but may be renewed at the option of the lenders. The Triple-A Facility is subject to renewal in September 2000 at the option of the lenders, and, if so renewed, will expire in September 2001.

    The Merrill Line. A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), has an uncommitted $100 million line of credit (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provides warehouse funding for the purchase or origination of Contracts and is used in concert with the CP Facilities the Company currently has in place. The Merrill Line was renewed in February 2000 for a one year term, but may be cancelled at any time in the lenders discretion.

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

    Excess Servicing Facility. The Company was party to a collateralized loan ("Excess Servicing Facility") with a lending group for up to $45 million, which was used for working capital and other expenditures. The Excess Servicing Facility matured in June 1999. This line was paid in full and retired with the proceeds of the first quarter 2000 residual interest securitization.

    Subordinated Debt. As of March 31, 2000, the Company had outstanding approximately $9.8 million of subordinated debt with an initial term of two years. In February 2000, the Company exercised its option to extend the term by three years during which the loan will fully amortize. Final maturity is scheduled for February 2003.

    During the second quarter of 2000, the Company issued an additional $12.0 million in subordinated debt with a stated interest rate of 12.5% and a maturity of June 2006.

    The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of March 31, 2000.

    Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

SECURITIZATIONS

    Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed a AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $430 million in the first quarter of 2000.

    During the second quarter of 2000, the Company securitized Contracts totaling $450 million.

    The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through March 31, 2000, the Company has securitized $3.9 billion of its Contracts in 19 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust which notes and/or certificates in an amount equal to the aggregate principal balance of the Contracts.

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

    The Company has the ability to move rates upward in response to rising borrowing costs because the Company currently does not originate Contracts near the maximum rates permitted by law. Further, the Company employs a hedging strategy which primarily consists of the execution of forward interest rate swaps. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the related securitization. Gains and losses relative to these hedges are recognized in full at the time of securitization as an adjustment to the gain on sale of the Contracts. The Company has only used counterparties with investment grade debt ratings from national rating agencies for its hedging transactions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company is a defendant in three consumer class action lawsuits. One such proceeding served in 1999, in which the Company is a defendant, has been brought as a putative class action and is pending in the State of California. A class has yet to be certified in this case in which the plaintiffs allege certain defects in post-repossession notice forms in the State of California. Another proceeding, also served in 1999, in which the Company is a defendant, has been brought as a putative class action and is also pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. The third such proceeding, served in 2000, in which the Company is a defendant, has been brought as a putative class action and is pending in the state of New Jersey. A class has not yet been certified in this case in which the plaintiffs allege certain disclosure defects on Contracts purchased by the Company; specifically, the plaintiffs allege that the defendants failed to disclose the amounts retained by dealers from charges for extended warranty products sold by dealerships with the motor vehicles.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the first quarter of the fiscal year covered by this Quarterly Report on Form 10-Q to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

FORWARD LOOKING STATEMENTS

    The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of Onyx Acceptance Corporation with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Onyx Acceptance Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by consumers and demographics of the lending markets of Onyx Acceptance Corporation; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto lending operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

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

WE NEED SUBSTANTIAL LIQUIDITY.

    We require a substantial amount of liquidity to operate our business. Among other things, we use such liquidity to:

    o   acquire Contracts;

    o   pay dealer participation amounts;

    o   pay securitization costs and fund related accounts;

    o   settle hedge transactions;

    o   satisfy working capital requirements and pay operating expenses; and

    o   pay interest expense.

    A substantial portion of our revenues in any period is represented by gain on sale of Contracts generated by a securitization in such period, but the cash underlying such revenues is received over the life of the Contracts.

    We have historically operated on a negative cash flow basis and expect to do so in the future as long as the volume of Contract purchases continues to grow. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we were unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

    o   earnings before interest, depreciation and taxes coverage ratio; and

    o   minimum cash on hand.

    We also have a warehouse line of credit with Merrill Lynch. Whether the Merrill Line continues to be available to us depends, to a certain extent, on whether we meet certain debt to equity ratios and minimum equity requirements.

    We cannot assure you that our CP Facilities or Merrill Line will be available to us or that they will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facilities when they expire, our results of operations, financial condition and cash flows could be materially and adversely affected.

WE DEPEND ON RESIDUAL FINANCING.

    When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets ("RISA"). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations". We typically use the RISA from each securitization as collateral to borrow cash to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experienced higher delinquency and loss ratios than expected, then the amount of money we could borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to minimum net worth and subordinated debt plus net worth tests. Finally, our capacity under these lines is limited and, to the extent that we cannot obtain increases in these lines, acquire new lines, or create capacity through the securitization or other disposition of RISA, our operations, financial condition and cash flows could be materially and adversely affected.

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

WE DEPEND ON CREDIT ENHANCEMENT.

    From inception through March 31, 2000, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or its predecessor, in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. MBIA is not required to insure future securitizations, and we are not restricted in our ability to obtain credit enhancement from providers other than MBIA or to use other forms of credit enhancement. We cannot assure you that:

    o we will be able to continue to obtain credit enhancement in any form from MBIA;

    o we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

    o   future securitizations will be similarly rated.

    We also rely on MBIA's financial guarantee insurance policy to reduce our borrowing cost under the CP Facilities. If MBIA's credit rating is downgraded or if it withdraws our credit enhancement, we could be subject to higher interest and other costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

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

    We also have exposure to interest rate fluctuations under the Residual Lines. The interest rates are based on 30 day LIBOR which resets each month In periods of increasing interest rates our cash flows, results of operations and financial condition could be materially adversely affected.

    In addition, we have some interest rate exposure to falling interest rates to the extent that the interest rates charged on Contracts sold in a securitization with a pre-funding structure decline below the rates prevailing at the time that the securitization prices. Such a rate decline would reduce the interest rate spread because the interest rate on the notes and/or the certificates would remain fixed. This would negatively impact the gain on sale of Contracts and our results of operations and cash flows.

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

    o loss of the servicing rights under the applicable pooling and servicing or sale and servicing agreement of a grantor trust or owner trust, respectively; or

    o a trigger event that would block release of future excess cash flows generated from the grantor trusts' or owner trusts' respective spread accounts.

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

WE DEPEND ON KEY PERSONNEL.

    Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, and sales and servicing personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.

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

WE ARE SUBJECT TO LITIGATION RISKS.

    We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry. Companies in the motor vehicle finance industry have been named as defendants in an increasing number of class action lawsuits brought by purchasers of motor vehicles claiming violation of various federal and state consumer credit and similar laws and regulations. We are defendants in three such consumer class action lawsuits. One such proceeding served in 1999, in which we are a defendant, has been brought as a putative class action and is pending in the State of California. A class has yet to be certified in this case in which the plaintiffs allege certain defects in post-repossession notice forms in the State of California. Another proceeding also served in 1999, in which we are a defendant, has been brought as a putative class action and also is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. The third such proceeding, served in 2000, in which we are a defendant, has been brought as a putative class action and is pending in the state of New Jersey. A class has not yet been certified in this case in which the plaintiffs allege certain disclosure defects on Contracts purchased by us; specifically, the plaintiffs allege that the defendants failed to disclose the amounts retained by dealers from charges for extended warranty products sold by dealerships with the motor vehicles.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

    EXHIBIT NO.       EXHIBIT TITLE
    -----------       -------------
       21.1           Subsidiaries of the Registrant.
       27.1           Financial Data Schedule.

-----------

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

Date: May 12, 2000


                                            By: /s/ DON P. DUFFY
                                                --------------------------------
                                                    Don P. Duffy
                                                    Executive Vice President and
                                                    Principal Financial Officer

Date: May 12, 2000

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER             DESCRIPTION
               -------            -----------

                21.1       Subsidiaries of the Registrant.

                27.1       Financial Data Schedule.