Form 10-Q
period 2000-06-30
ONYX ACCEPTANCE CORP
filed 2000-08-14
CIK 1006614

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q

                                ----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________


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

                                 YES [X] NO [ ]

        As of August 14, 2000, there were 5,264,777 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Financial Condition at
        June 30, 2000 and December 31, 1999................................   3

        Condensed Consolidated Statements of Income for the three and
        six months ended June 30, 2000 and June 30, 1999...................   4

        Consolidated Statement of Stockholders' Equity at June 30, 2000....   5

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and June 30, 1999.......................   6

        Notes to Condensed Consolidated Financial Statements...............   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................   9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........  17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................  17

Item 4. Submission of Matters to a Vote of Security Holders................  18

Item 5. Other Information..................................................  19

Item 6. Exhibits and Reports on Form 8-K...................................  25

SIGNATURES.................................................................  26

EXHIBIT INDEX..............................................................  27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  [UNAUDITED]

                                                                  JUNE 30,        DECEMBER 31,
                                                                   2000              1999
                                                                -----------       -----------
                                                                   (DOLLARS IN THOUSANDS)
                          ASSETS

Cash and cash equivalents                                        $  11,064         $   5,190
Credit enhancement assets                                          121,065           142,884
Contracts held for sale (Net of allowance)                         235,501           229,992
Other assets                                                        12,988            15,769
                                                                 ---------         ---------
           Total assets                                          $ 380,618         $ 393,835
                                                                 =========         =========

                        LIABILITIES

Accounts payable                                                 $  22,892         $  21,067
Debt                                                               285,866           298,167
Other liabilities                                                   19,592            21,493
                                                                 ---------         ---------
          Total liabilities                                        328,350           340,727

                          EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000 shares;
    issued and outstanding 5,298,777 as of June 30, 2000
    and 6,177,804 as of December 31, 1999                               53                62
Paid in capital                                                     33,765            37,892
Retained earnings                                                   18,952            15,715
Accumulated other comprehensive loss, net of tax                      (502)             (561)
                                                                 ---------         ---------
           Total equity                                             52,268            53,108
                                                                 ---------         ---------
           Total liabilities and equity                          $ 380,618         $ 393,835
                                                                 =========         =========

See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                             --------------------------      --------------------------
                                                2000            1999            2000            1999
                                             ----------      ----------      ----------      ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)                    (UNAUDITED)
REVENUES:
Interest income                              $    4,438      $    6,723      $   13,336      $   12,489
Interest expense                                  4,412           4,331          10,798           8,566
                                             ----------      ----------      ----------      ----------
Net interest income                                  26           2,392           2,538           3,923

Gain on sale of contracts                        13,989          14,470          26,745          26,797
Service fee income                               10,278           5,811          18,958          11,521
                                             ----------      ----------      ----------      ----------
Total Revenues                                   24,293          22,673          48,241          42,241

EXPENSES:
    Provision for credit losses                     285             249             718             749

OPERATING EXPENSES:
    Salaries and benefits                        12,568           9,993          24,071          19,241
    Systems and servicing                         1,488             927           3,063           1,750
    Telephone and data lines                      1,508           1,819           3,155           3,007
    Depreciation                                  1,019             847           2,021           1,557
    General and administrative expenses           4,751           4,738           9,679           8,123
                                             ----------      ----------      ----------      ----------
Total Operating Expenses                         21,334          18,324          41,989          33,678
                                             ----------      ----------      ----------      ----------
Total Expenses                                   21,619          18,573          42,707          34,427
                                             ----------      ----------      ----------      ----------
    Income before Income Taxes                    2,674           4,100           5,534           7,814
    Income Taxes                                  1,109           1,701           2,297           3,243
                                             ----------      ----------      ----------      ----------
Net Income                                   $    1,565      $    2,399      $    3,237      $    4,571
                                             ==========      ==========      ==========      ==========

Net Income per share -- Basic                $     0.26      $     0.39      $     0.53      $     0.74
Net Income per share -- Diluted              $     0.25      $     0.37      $     0.51      $     0.71

Basic Shares Outstanding                      6,072,656       6,171,034       6,126,289       6,171,034
Diluted Shares Outstanding                    6,224,764       6,512,022       6,287,141       6,463,234


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                  [UNAUDITED]

                                                                                                ACCUMULATED
                                                                     ADDITIONAL                COMPREHENSIVE
                                                           COMMON     PAID-IN       RETAINED     LOSS NET
                                                SHARES     STOCK      CAPITAL       EARNINGS      OF TAX          TOTAL
                                                ------     ------   -----------     --------   --------------   ---------
 BALANCE, DECEMBER 31, 1999                     6,178       $62       $37,892       $15,715        $(561)        $53,108
 Stock issued from stock option plan               12                       6                                          6
 Stock repurchased and retired                   (891)       (9)       (4,133)                                    (4,142)
 Comprehensive income:
 Unrealized gains in securitized assets,
   net of tax of $42                                                                                  59              59
 Net Income                                                                           3,237                        3,237
                                                                                    -------        -----         -------
 Total comprehensive income                                                           3,237           59           3,296
                                                                                    -------        -----         -------
 BALANCE, JUNE 30, 2000                         5,299       $53       $33,765       $18,952        $(502)        $52,268
                                                =====       ===       =======       =======        =====         =======

See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          SIX MONTHS ENDED JUNE 30,
                                                         --------------------------
                                                           2000             1999
                                                         ---------       ----------
                                                          (DOLLARS IN THOUSANDS)
                                                               (UNAUDITED)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities      $  25,824       $ (45,051)

INVESTING ACTIVITIES:
     Purchases of property and equipment                    (2,716)         (3,640)

FINANCING ACTIVITIES:
     Proceeds from exercise of  employee options                 6              --
     Repurchase of common stock                             (4,142)             --
     Payments on capital lease obligations                    (116)           (193)
     Payments on residual  lines of credit                 (46,054)        (20,308)
     Proceeds from drawdown on residual
       lines of credit                                      19,000          24,257
     Paydown of warehouse lines related to
       securitizations                                    (746,489)       (639,000)
     Proceeds from warehouse lines                         750,215         688,233
     Proceeds from issuance of subordinated debt            11,518              --
     Principal payments on subordinated debt                  (973)             --
     Proceeds on other loans                                    --           1,040
     Payments on other loans                                  (199)            (76)
                                                         ---------       ---------
Net cash provided by (used in) financing activities        (17,234)         53,953
                                                         ---------       ---------
              Increase in cash and cash equivalents          5,874           5,262
Cash and cash equivalents at beginning of period             5,190           1,929
                                                         ---------       ---------
Cash and cash equivalents at end of period               $  11,064       $   7,191
                                                         =========       =========

See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1

        BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K, and the 10-Q for the quarter ended March 31, 2000.

        USE OF ESTIMATES

        In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. The more significant estimates made in the preparation of the Company's consolidated financial statements relates to the credit enhancement assets and the gain on sale of motor vehicle retail installment sales and loan contracts ("Contracts"). Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience and expectation of future performance to determine such estimates. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

NOTE 2 - CONTRACTS HELD FOR SALE

        Contracts held for sale consisted of the following:

                                                 JUNE 30,        DECEMBER 31,
                                                   2000             1999
                                                 --------        -----------
                                                       (IN THOUSANDS)
Gross contracts held for sale                    $243,478         $235,694
Less unearned interest                             (6,865)          (6,219)
                                                 --------         --------
Contracts held for sale                           236,613          229,475
Allowance for credit losses                        (1,489)          (1,453)
Dealer participation                                  377            1,970
                                                 --------         --------
Total                                            $235,501         $229,992
                                                 ========         ========

NOTE 3 -- CREDIT ENHANCEMENT ASSETS

        In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." ("SFAS 125"). SFAS 125 requires that following a sale or transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

        Credit enhancement assets consisted of the following:

                                           JUNE 30,      DECEMBER 31,
                                             2000           1999
                                           --------      -----------
                                               (IN THOUSANDS)
        Trust receivable                   $  8,472       $  5,713
        RISA                                112,593        137,171
                                           --------       --------
                   Total                   $121,065       $142,884
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

        Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts.

        Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of stockholders' equity as an unrealized gain or loss, net of deferred taxes. As of June 30, 2000 the market value of RISA was approximately $850,000 lower than cost. As of December 31, 1999 the market value of RISA was approximately $1.0 million lower than cost. A portion of this change is attributable to the securitization of the residual cash flows from 15 of the Company's currently outstanding securitizations which was completed in the first quarter of 2000. The Company retains the rights to service all Contracts it securitizes.

        The following table presents the balances and activity for RISA:

                                                      JUNE 30,    DECEMBER 31,
                                                       2000          1999
                                                     ---------    -----------
                                                         (IN THOUSANDS)
        Beginning Balance                            $ 137,171     $ 109,241
        Additions                                       58,262       101,586
        Amortization                                   (33,018)      (72,704)
        Sale of RISA                                   (49,924)           --
        Change in unrealized gain (loss) on
          securities available for sale                    102          (952)
                                                     ---------     ---------
        Ending Balance                               $ 112,593     $ 137,171
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

                                                              JUNE 30,     DECEMBER 31,
                                                                2000           1999
                                                             ----------    -----------
                                                                  (IN THOUSANDS)
        Estimated net undiscounted RISA earnings             $  236,276    $  246,234
        Off balance sheet allowance for losses                  (97,310)      (83,891)
        Discount to present value                               (26,373)      (25,172)
                                                             ----------    ----------
        Retained interest in securitized assets              $  112,593    $  137,171
                                                             ==========    ==========
        Outstanding balance of contracts sold through
          securitizations                                    $2,258,751    $1,897,242

NOTE 4 - NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                         ------------------      ------------------
                                                          2000        1999        2000        1999
                                                         ------      ------      ------      ------
                                                             (IN THOUSANDS, EXCEPT $ PER SHARE)
        Net Income                                       $1,565      $2,399      $3,237      $4,571
                                                         ======      ======      ======      ======

        Weighted average shares outstanding               6,073       6,171       6,126       6,171
        Net effect of dilutive stock
          options/warrants                                  152         341         161         292
                                                         ------      ------      ------      ------
        Diluted weighted average shares outstanding       6,225       6,512       6,287       6,463
                                                         ======      ======      ======      ======
        Net income per share:

        Basic EPS                                        $ 0.26      $ 0.39      $ 0.53      $ 0.74
                                                         ======      ======      ======      ======
        Diluted EPS                                      $ 0.25      $ 0.37      $ 0.51      $ 0.71
                                                         ======      ======      ======      ======

NOTE 5 - NEW PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2001. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company.

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

NOTE 7 - SHARE REPURCHASES

        On May 31, 2000, the Company's Board of Directors authorized a stock repurchase program to purchase up to $7,500,000 of the Company's Common Stock. As of August 14, 2000, 924,981 shares had been repurchased under the program for an aggregate amount of $4.3 million.

NOTE 8 - SUBSEQUENT EVENTS

        In the third quarter of 2000, the Company completed a securitization totaling $440.0 million. In addition, the Company purchased an additional 34,000 shares of its common stock at prevailing market prices, through the open market or unsolicited negotiated transactions, in connection with its stock repurchase program authorized by the Board of Directors in May 2000.

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

NET INTEREST INCOME

        Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to purchase such Contracts. To arrive at net interest income, the Company also deducts the interest charges associated with non-warehouse borrowings, including interest expense incurred on subordinated debt, residual and excess servicing lines, capital lease obligations, and other miscellaneous long term borrowings. As these non-warehouse borrowings continue to increase, they will reduce the net interest income realized on the contracts held for sale during the period.

        Net interest income totaled approximately $26,000 for the three month period ended June 30, 2000 compared to $2.4 million for the same period in 1999. The reduction in net interest income was primarily due to the prefunded structure of the securitization executed during the second quarter 2000. A prefunded securitization reduces the time period that the Contracts are held for sale, and as a result, reduces the interest income earned on the related Contracts. For the six months ended June 30, 2000, net interest income was $2.5 million, compared to $3.9 million for the same period in 1999.

GAIN ON SALE OF CONTRACTS

        The Company recorded a gain on sale of Contracts of $14.0 million for the three months ended June 30, 2000 and 1999. For the six months ended June 30, 2000, the Company recorded a gain on sale of $26.7 million compared to a gain on sale of $26.8 million for the same period in 1999. Contracts sold during the three and six month periods of 2000 totaled $430.0 million and $880.0 million respectively, compared to contracts sold of $350.0 million and $660.0 million for the same periods in 1999. The reduction in the gain as a percentage of the Contracts securitized was attributable to a combined decrease in net interest rate spreads and an increase in loss assumptions during the second quarter from 2.30% to 2.55%. Net interest rate spreads, inclusive of all costs, decreased to 2.67% and 2.64% for the first and second quarter 2000 securitizations vs. 3.44% and 3.54% for the securitizations completed in the first and second quarters of 1999. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the sale. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its currently outstanding securitizations and recorded a loss of approximately $938,000, which approximated the costs in connection with the transaction. The proceeds of this transaction were used to pay down two of the Company's residual financing facilities and pay off another residual financing facility. The risks inherent in interest rate fluctuations are partially reduced through hedging activities. To protect against changes in interest rates, the Company hedges Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.

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

        Service fee income increased to $10.3 million and $19.0 million for the three and six month periods ended June 30, 2000, compared to $5.8 million and $11.5 million for the three and six month periods ended June 30, 1999. This increase is due primarily to higher amounts of contractual service fees, late fees and document fees as a result of the growth of the servicing portfolio.

PROVISION FOR CREDIT LOSSES

        The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by adjusting the provision for credit losses to cover additional Contracts originated and increases in loss estimates and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the Contracts are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled $285,000 and $718,000 for the three and six months ended June 30, 2000, compared to $249,000 and $749,000 for the same periods in 1999. Provision for credit losses consists of net credit losses incurred during the warehousing period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $390,000 and $685,000 during the three months and six months ended June 30, 2000, compared to $174,000 and $486,000 for the same periods in 1999. Future provisions totaled ($105,000) and $33,000 for the three and six month periods ended June 30, 2000, compared to $75,000 and $263,000 for the same periods in 1999.

OPERATING EXPENSES

        Total operating expenses were $21.3 million for the three months ended June 30, 2000 compared to $18.3 million for the same period in 1999. The increase in total operating expenses is primarily attributable to an increase in the average servicing portfolio for the periods. The average servicing portfolio increased to $2.4 billion for the three months ended June 30, 2000 from $1.6 billion for the same period in 1999, an increase of approximately 50%. Total operating expenses for the six month period ended June 30, 2000 were $42.0 million compared to $33.7 million for the same period in 1999.

        The Company incurred salary and benefit expenses of $12.6 million and $24.1 million for the three and six months ended June 30, 2000, compared to $10.0 million and $19.2 million for the same periods in 1999. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company, including temporary staff, increased from 912 at June 30, 1999, to 1,036 at June 30, 2000.

        System and servicing expenses increased by approximately $561,000 to $1.5 million for the second quarter of 2000, compared to $927,000 in the second quarter of 1999, primarily due to the growth of the average servicing portfolio. For the six months ended June 30, 2000 system and servicing expenses totaled $3.1 million, compared to $1.8 million for the same period in 1999. Currently, the Company uses an external service provider for its loan accounting system. The charges associated with this provider are directly correlated to the number and balance of Contracts serviced by the Company. The Company has signed a contract to acquire a loan accounting and collection system, and intends to bring these processes in-house. As of June 30, 2000, the Company serviced approximately 248,000 accounts, compared to approximately 169,000 accounts as of June 30, 1999.

        Telephone and data line charges declined to $1.5 million from $1.8 million for the second quarter of 2000 and 1999 respectively. The decrease was primarily due to renegotiated contracts for long distance rates with certain carriers. For the six months ended June 30, 2000 and 1999, telephone and data line expense was $3.2 million and $3.0 million respectively. Excluding any additional reduction in long distance rates, the Company expects these charges to increase relative to the continued growth of the servicing portfolio and the opening of additional branches.

        Depreciation expenses increased to $1.0 million and $2.0 million for the three and six months ended June 30, 2000 compared to $847,000 and $1.6 million for the same periods in 1999, as the Company continued to invest in technology and infrastructure. General and administrative expenses increased to $4.8 million and $9.7 million for the three and six months ended June 30, 2000 compared to $4.7 million and $8.1 million for the same periods in 1999. Higher expenses are primarily due to an increase in the number of Contracts serviced and dollar amount of the servicing portfolio.

INCOME TAXES

        The Company files federal and state tax returns. The effective tax rates for June 30, 2000 and 1999 were 41.5%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

        Contracts held for sale totaled $235.5 million at June 30, 2000, compared to $230.0 million at December 31, 1999. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $450.0 million during the second quarter of 2000 compared to a securitization of $390.0 million during the fourth quarter of 1999. The Company plans to continue to securitize Contracts on a regular basis.

        The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                           FOR THE QUARTERS ENDED
                                                       --------------------------------------------------------------
                                                        JUNE 30,     SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,
                                                          1999         1999         1999         2000         2000
                                                       ----------   ----------   ----------   ----------   ----------
                                                                            (DOLLARS IN THOUSANDS)
        Contracts purchased/originated during period   $  374,075   $  398,802   $  428,369   $  468,742   $  434,144
        Average monthly volume during period              124,691      132,934      142,790      156,247      144,714
        Gain on sale of Contracts                          14,470       13,723       13,399       12,756       13,989
        Contracts securitized during period               350,000      400,000      390,000      430,000      450,000
        Servicing portfolio at period end               1,729,338    1,924,881    2,133,460    2,344,399    2,500,207

                                  ASSET QUALITY

        The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At June 30, 2000, delinquencies represented 2.57% of the amount of Contracts in its servicing portfolio compared to 3.24% at December 31, 1999. Net charge-offs as a percentage of the average servicing portfolio were 2.23% for the quarter ended June 30, 2000, compared to 1.71% for the same period in 1999.

        Off balance sheet reserves at June 30, 2000 were 4.31% versus 4.42% at December 31, 1999. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitized Contracts.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                        JUNE 30, 2000            DECEMBER 31, 1999
                                    ----------------------     ----------------------
                                      AMOUNT          NO.        AMOUNT         NO.
                                    ----------     -------     ----------     -------
                                                  (DOLLARS IN THOUSANDS)
        Servicing portfolio         $2,500,207     248,006     $2,133,460     209,745
        Delinquencies(1)(2)
              31-59 days            $   37,600       3,933     $   38,376       3,963
              60-89 days                14,097       1,440         16,596       1,671
              90+ days                  12,634       1,216         14,203       1,383
                                    ----------     -------     ----------     -------
        Total                       $   64,331       6,589     $   69,175       7,017
                                    ==========     =======     ==========     =======
        Total delinquencies as a
        percent of Servicing
        portfolio                         2.57%       2.66%          3.24%       3.35%

------------
(1) Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                           -------------------------     -------------------------
                                              2000           1999           2000           1999
                                           ----------     ----------     ----------     ----------
                                                           (DOLLARS IN THOUSANDS)
Period end Contracts outstanding           $2,500,207     $1,729,338     $2,500,207     $1,729,338
Average servicing portfolio(1)             $2,415,843     $1,629,129     $2,326,900     $1,532,269
Number of gross charge-offs                     2,551          1,555          4,912          2,862
Gross charge-offs                          $   15,895     $    8,062     $   30,950     $   15,102
Net charge-offs(2)                         $   13,439     $    6,954     $   26,491     $   13,175
Annualized net charge-offs as a percent
  of average Servicing portfolio                 2.23%          1.71%          2.28%          1.72%

------------
(1)  Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH JUNE 30, 2000:

Trust: 96-1   96-2   96-3   96-4   97-1   97-2   97-3   97-4   98-1   98-A   98-B   98-C   99-A   99-B   99-C   99-D   00-A   00-B

Month
  1    0.00%  0.01%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%
  2    0.03%  0.07%  0.02%  0.02%  0.00%  0.00%  0.00%  0.00%  0.01%  0.01%  0.00%  0.02%  0.00%  0.00%  0.01%  0.00%  0.00%  0.00%
  3    0.05%  0.20%  0.07%  0.05%  0.03%  0.02%  0.02%  0.01%  0.02%  0.03%  0.02%  0.02%  0.02%  0.03%  0.03%  0.01%  0.02%  0.02%
  4    0.11%  0.33%  0.16%  0.14%  0.06%  0.07%  0.09%  0.04%  0.08%  0.07%  0.08%  0.04%  0.05%  0.07%  0.06%  0.04%  0.04%
  5    0.23%  0.46%  0.43%  0.24%  0.13%  0.22%  0.13%  0.11%  0.14%  0.14%  0.19%  0.15%  0.11%  0.14%  0.16%  0.09%  0.11%
  6    0.40%  0.78%  0.54%  0.38%  0.26%  0.32%  0.24%  0.20%  0.24%  0.23%  0.33%  0.27%  0.21%  0.27%  0.28%  0.15%
  7    0.69%  0.98%  0.74%  0.53%  0.37%  0.59%  0.36%  0.28%  0.40%  0.37%  0.45%  0.46%  0.35%  0.43%  0.47%  0.24%
  8    0.82%  1.15%  0.97%  0.81%  0.52%  0.80%  0.47%  0.43%  0.53%  0.42%  0.61%  0.57%  0.49%  0.60%  0.64%  0.43%
  9    0.93%  1.39%  1.13%  0.98%  0.60%  0.91%  0.62%  0.55%  0.68%  0.51%  0.82%  0.74%  0.63%  0.85%  0.83%  0.59%
  10   1.15%  1.52%  1.32%  1.18%  0.76%  1.07%  0.73%  0.72%  0.85%  0.70%  0.95%  0.94%  0.81%  1.07%  1.09%
  11   1.25%  1.69%  1.47%  1.43%  0.92%  1.26%  0.81%  0.87%  1.04%  0.85%  1.10%  1.12%  1.04%  1.34%  1.31%
  12   1.47%  1.94%  1.60%  1.63%  1.02%  1.42%  0.94%  0.95%  1.20%  1.01%  1.20%  1.30%  1.29%  1.56%
  13   1.65%  2.08%  1.77%  1.73%  1.13%  1.58%  1.10%  1.08%  1.33%  1.17%  1.36%  1.54%  1.49%  1.79%
  14   1.79%  2.34%  1.94%  1.87%  1.23%  1.68%  1.23%  1.19%  1.46%  1.37%  1.48%  1.73%  1.72%  1.90%
  15   2.02%  2.52%  2.09%  2.07%  1.40%  1.80%  1.38%  1.36%  1.61%  1.48%  1.64%  1.90%  1.90%
  16   2.25%  2.76%  2.27%  2.23%  1.56%  1.97%  1.58%  1.42%  1.71%  1.59%  1.89%  2.10%  2.10%
  17   2.43%  2.89%  2.42%  2.33%  1.68%  2.10%  1.68%  1.52%  1.88%  1.76%  2.05%  2.28%  2.26%
  18   2.59%  3.10%  2.57%  2.49%  1.75%  2.23%  1.77%  1.64%  2.01%  1.96%  2.22%  2.51%
  19   2.77%  3.14%  2.70%  2.62%  1.85%  2.35%  1.91%  1.75%  2.17%  2.07%  2.37%  2.71%
  20   2.93%  3.30%  2.83%  2.73%  1.92%  2.48%  2.04%  1.85%  2.25%  2.25%  2.50%  2.83%
  21   3.06%  3.47%  2.94%  2.84%  1.98%  2.59%  2.11%  1.97%  2.41%  2.37%  2.67%
  22   3.15%  3.60%  3.00%  2.93%  2.09%  2.72%  2.20%  2.08%  2.52%  2.48%  2.79%
  23   3.21%  3.70%  3.08%  3.02%  2.17%  2.81%  2.31%  2.12%  2.63%  2.65%
  24   3.28%  3.81%  3.17%  3.10%  2.22%  2.85%  2.41%  2.23%  2.75%  2.76%
  25   3.40%  3.93%  3.28%  3.22%  2.31%  2.93%  2.51%  2.36%  2.86%  2.81%
  26   3.43%  4.06%  3.38%  3.29%  2.38%  2.96%  2.59%  2.41%  2.98%
  27   3.55%  4.13%  3.43%  3.39%  2.44%  3.09%  2.71%  2.52%  3.06%
  28   3.60%  4.22%  3.54%  3.46%  2.50%  3.17%  2.79%  2.55%  3.15%
  29   3.73%  4.23%  3.59%  3.58%  2.55%  3.22%  2.92%  2.62%
  30   3.75%  4.29%  3.69%  3.61%  2.63%  3.26%  2.94%  2.71%
  31   3.79%  4.31%  3.77%  3.64%  2.67%  3.33%  3.01%  2.77%
  32   3.85%  4.33%  3.75%  3.72%  2.73%  3.39%  3.04%
  33   3.88%  4.37%  3.77%  3.74%  2.77%  3.48%  3.08%
  34   3.90%  4.39%  3.79%  3.77%  2.84%  3.51%  3.11%
  35   3.94%  4.39%  3.81%  3.79%  2.86%  3.54%
  36   3.94%  4.42%  3.83%  3.81%  2.85%  3.54%
  37   3.94%  4.42%  3.84%  3.83%  2.89%  3.56%
  38   3.97%  4.43%  3.88%  3.85%  2.91%
  39   3.99%  4.45%  3.92%  3.89%  2.96%
  40   3.96%  4.46%  3.92%  3.89%  2.99%
  41   3.96%  4.45%  3.92%  3.89%
  42   3.95%  4.45%  3.91%  3.89%
  43   3.96%  4.45%  3.91%  3.89%
  44   3.94%  4.48%  3.91%
  45   3.97%  4.49%  3.90%
  46   3.95%  4.52%  3.89%
  47   3.92%  4.51%
  48   3.90%  4.49%
  49   3.89%  4.47%
  50   3.86%  4.46%
  51   3.86%
  52   3.84%
  53   3.84%
  54   3.83%

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts;
(ii) payments of dealer participation amounts; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing income; (iii) releases from spread accounts arising from securitizations; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company provide the needed capital to fund the anticipated expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

        Cash provided by operating activities was $25.8 million for the six months ended June 30, 2000, compared to $45.0 million used in the six months ended June 30, 1999. This increase was primarily due to the securitization during the first quarter of 2000 of the Company's residual cash flows from 15 of its currently outstanding securitizations, resulting in a cash inflow of approximately $49.0 million. A portion of the proceeds of this transaction were used to pay down two of the Company's residual financing facilities, and to pay off a third residual financing facility Cash used in investing activities was $2.7 million for the six months ended June 30, 2000, compared to $3.6 million for the six months ended June 30, 1999. Capital expenditures related to the corporate relocation during the first quarter of 1999 contributed to the higher outflow for the six month period of 1999. Cash used in financing activities was $17.2 million for the six months ended June 30, 2000, compared to $54.0 million provided for the six months ended June 30, 1999. The decrease was primarily due to the Company reducing its residual lines of credit in connection with the residual securitization executed during the first quarter of 2000. In addition, during the second quarter, the Company purchased and retired approximately 891,000 shares of its Common Stock as a part of its stock repurchase program authorized by its Board of Directors in May. The Company has expended approximately $4.1 million of the authorized $7.5 million in connection with this program. Repurchases may continue from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company may discontinue purchases at any time that management determines additional purchases are not warranted.

        CP Facilities. As of June 30, 2000, the Company was party to two primary auto loan warehousing programs (the "CP Facilities"), one a $375 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A One Facility and Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility was executed in August 1999 and expires in August 2000, but may be renewed at the option of the lenders. The Triple-A Facility is subject to renewal in September 2000 at the option of the lenders, and, if so renewed, will expire in September 2001.

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

        The Residual Lines. The Company, through Fundco, has two residual financing facilities: a $20.0 million facility with Merrill Lynch International ("MLI") executed in May 2000, which replaced a prior residual financing facility with MLMCI, and a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") (the "SBRC Line" and together with the facility with MLI, the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral-based formula that sets borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLI has a one year term expiring in May 2001. Each loan under SBRC Line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

        Subordinated Debt. As of June 30, 2000, the Company had outstanding approximately $21.0 million of subordinated debt. Of this amount, $10.0 million is being amortized through February 2003. During the second quarter of 2000, the Company issued $12.0 million in subordinated debt with a stated interest rate of 12.5% and a maturity of June 2006.

        The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of June 30, 2000.

        Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

SECURITIZATIONS

        Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed a AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $450 million in the second quarter of 2000.

        During the third quarter of 2000, the Company completed a securitization totaling $440 million.

        The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through June 30, 2000, the Company has securitized $4.4 billion of its Contracts in 20 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust which issues notes and/or certificates in an amount equal to the aggregate principal balance of the Contracts.

        The Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy issued by MBIA or a predecessor of MBIA (the "Financial Guarantee Insurance Policy"), insuring the payment of principal and interest due on the asset-backed securities.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2001. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company is a defendant in three consumer class action lawsuits. One such proceeding, served in 1999, in which the Company is a defendant, has been brought as a putative class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. Another such proceeding, served in 2000, in which the Company is a defendant, has been brought as a putative class action and is pending in the state of New Jersey. A class has not yet been certified in this case in which the plaintiffs allege certain disclosure defects on Contracts purchased by the Company; specifically, the plaintiffs allege that the defendants failed to disclose the amounts retained by dealers from charges for extended warranty products sold by dealerships with the motor vehicles.

        In another such consumer class action, filed and served in 1999, pending in Orange County Superior Court in the state of California, and entitled Jason Bollinger v. Onyx Acceptance Corporation (Action number 807831), the plaintiffs alleged that the Company sent defective post-repossession notices to certain California borrowers following the repossession or voluntary surrender of their vehicles. The Company, without admitting liability, has entered into a settlement agreement with respect to this matter, and this agreement has been submitted for court approval. Under the terms of the settlement, the Company would refund certain amounts collected on deficiencies related to class members' accounts and would pay a certain portion of the plaintiffs' counsel fees.

        On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al, is pending in the U.S. District Court for the Central District of California (Case number SACV 00-0087
(GLT)(EEx)). The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for 1996, 1997 and the first three fiscal quarters of 1998. An amended complaint was recently filed in this action which includes allegations regarding the disposal of certain repossessed vehicles. The Company intends to vigorously defend against the complaint.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on May 31, 2000 (the "Meeting"). At the Meeting, the stockholders were asked to vote on several Company proposals.

1. Election and reassignment of directors.

   The stockholders elected the director nominee, Don P. Duffy, to serve for a three year term expiring at the Annual Meeting in the year 2003.


                                        VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                        ---------    -------------   -----------
   THE VOTING WENT AS FOLLOWS:          4,394,373       460,469

        The stockholders approved the proposal to reassign director C. Thomas Meyers from a term expiring at the Annual Meeting of Stockholders in 2001 to a term expiring at the Annual Meeting of Stockholders in 2002.

                                        VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                        ---------    -------------   -----------
   THE VOTING WENT AS FOLLOWS:          4,394,273       460,569


2. Amendment to the 1996 Stock Option/Stock Issuance Plan.

        The stockholders approved the proposed amendment to the 1996 Stock Option/Stock Issuance Plan (as previously amended and restated in 1998).

                         VOTES FOR  VOTES AGAINST  ABSTENTIONS  BROKER NON-VOTES
                         ---------  -------------  -----------  ----------------
   THE VOTING WENT
     AS FOLLOWS:         1,919,039    1,377,756       4,600        1,553,447


3. Ratification of the selection of independent accountants.

        The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was also approved by the stockholders.


                                        VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                        ---------    -------------   -----------
   THE VOTING WENT AS FOLLOWS:          4,839,921        9,406          5,515

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

        - pay dealer participation amounts;

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

WE DEPEND ON CREDIT ENHANCEMENT.

        From inception through June 30, 2000, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or its predecessor, in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. MBIA is not required to insure future securitizations. We cannot assure you that:

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

OUR INDUSTRY IS HIGHLY COMPETITIVE.

        Competition in the field of financing retail motor vehicle sales is intense. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers and distributors, banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than we do. Many of these competitors also have long-standing relationships with automobile dealerships, and offer dealerships or their customers other forms of financing or services not provided by us. Our ability to compete successfully depends largely upon our relationships with dealerships and the willingness of dealerships to offer those Contracts that meet our underwriting criteria to us for purchase. We cannot assure you that we will be able to continue to compete successfully in the markets we serve.

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

WE ARE SUBJECT TO LITIGATION RISKS.

        We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry. Companies in the motor vehicle finance industry have been named as defendants in an increasing number of class action lawsuits brought by purchasers of motor vehicles claiming violation of various federal and state consumer credit and similar laws and regulations. We are defendants in three such consumer class action lawsuits. We are also party to a putative class action filed against us and certain of our officers and directors alleging violations of Section 10(b) and 20(a) of The Securities and Exchange Act of 1934 related to our use of the cash-in method of accounting for credit enhancement assets in the financial statements. See "Part
II. Other Information -- Item -- 1 "Legal Proceedings."

        While we intend to vigorously defend ourselves against such proceedings there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

        (a) Exhibits

            EXHIBIT NO.       EXHIBIT TITLE
            ----------        -------------

               4.1.5 Sale and Assignment Agreement dated March 29, 2000 among Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, Onyx Acceptance Financial Corporation as Seller, and The Chase Manhattan Bank as Indenture Trustee and as Trust Agent.

               4.1.6 Indenture dated March 29, 2000 between Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, and The Chase Manhattan Bank, as Indenture Trustee.

               4.1.8 Trust Agreement dated March 29, 2000 among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust as Owner Trustee and The Chase Manhattan Bank as Trust Agent.

               4.2 Indenture dated as of April 17, 2000 between the registrant and Miller & Schroder, as representative of the underwriters.*

               4.3 Master Repurchase Agreement dated May 16, 2000, by and among Merrill Lynch International, Onyx Acceptance Funding Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated acting as Agent.

              21.1    Subsidiaries of the Registrant.

              27.1    Financial Data Schedule.

              -----------
              * Previously filed with the Commission as an exhibit to the Registrant's Form 8-K on April 20, 2000.

        (b) Reports on Form 8-K

            None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ONYX ACCEPTANCE CORPORATION

                                               By: /s/ JOHN W. HALL
                                                   -----------------------------
                                                   John W. Hall
                                                   President and Principal
                                                   Executive Officer

Date: August 14, 2000

                                               By: /s/ DON P. DUFFY
                                                   -----------------------------
                                                   Don P. Duffy
                                                   Executive Vice President and
                                                   Principal Financial Officer

Date: August 14, 2000

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------

         4.1.5 Sale and Assignment Agreement dated March 29, 2000 among Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, Onyx Acceptance Financial Corporation as Seller, and The Chase Manhattan Bank as Indenture Trustee and as Trust Agent.

         4.1.6 Indenture dated March 29, 2000 between Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, and The Chase Manhattan Bank, as Indenture Trustee.

         4.1.8  Trust Agreement dated March 29, 2000 among Onyx
                Acceptance Financial Corporation, as Depositor, Bankers Trust as Owner Trustee and The Chase Manhattan Bank as Trust Agent.

         4.2 Indenture dated as of April 17, 2000 between the registrant and Miller & Schroder, as representative of the underwriters.*

         4.3 Master Repurchase Agreement dated May 16, 2000, by and among Merrill Lynch International, Onyx Acceptance Funding Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated acting as Agent.

        21.1    Subsidiaries of the Registrant.

        27.1    Financial Data Schedule.

        -----------
        * Previously filed with the Commission as an exhibit to the Registrant's Form 8-K on April 20, 2000.