Form 10-Q
period 2000-09-30
ONYX ACCEPTANCE CORP
filed 2000-11-14
CIK 1006614

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 YES [X] NO [ ]

    As of November 10, 2000, there were 5,148,987 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                            PAGE
                                                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Statements of Financial Condition at September 30, 2000 and
          December 31, 1999............................................................................        3

          Condensed Consolidated Statements of Income for the three and nine months ended
          September 30, 2000 and September 30, 1999....................................................        4

          Consolidated Statement of Stockholders' Equity at September 30, 2000.........................        5

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 and September 30, 1999....................................................        6

          Notes to Condensed Consolidated Financial Statements.........................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........       10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................................       17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................       17

Item 4. Submission of Matters to a Vote of Security Holders............................................       18

Item 5. Other Information..............................................................................       18

Item 6. Exhibits and Reports on Form 8-K...............................................................       25

SIGNATURES.............................................................................................       26

EXHIBIT INDEX..........................................................................................       27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   [UNAUDITED]

                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                        2000          1999
                                                                    -------------  ------------
                                                                      (DOLLARS IN THOUSANDS)

                            ASSETS

Cash and cash equivalents                                             $  3,290      $   5,190
Credit enhancement assets                                              138,674        142,884
Contracts held for sale (Net of allowance)                             162,660        229,992
Other assets                                                            12,055         15,769
                                                                      --------      ---------
           Total assets                                               $316,679      $ 393,835
                                                                      ========      =========

                          LIABILITIES

Accounts payable                                                      $ 18,535      $  21,067
Debt                                                                   222,031        298,167
Other liabilities                                                       21,541         21,493
                                                                      --------      ---------
          Total liabilities                                            262,107        340,727

                            EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,247,777 as of September 30, 2000
    and 6,177,804 as of December 31, 1999                                   52             62
Paid in capital                                                         33,528         37,892
Retained earnings                                                       20,663         15,715
Accumulated other comprehensive gain (loss), net of tax                    329           (561)
                                                                      --------      ---------
           Total equity                                                 54,572         53,108
                                                                      --------      ---------
           Total liabilities and equity                               $316,679      $ 393,835
                                                                      ========      =========


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ----------------------------      --------------------------
                                                    2000              1999            2000            1999
                                                 -----------       ----------      ----------      ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)                      (UNAUDITED)
Revenues:
Interest income                                  $     3,098       $    7,153      $   16,433      $   19,642
Interest expense-Warehouse lines                       2,814            3,993          11,100           9,846
                                                 -----------       ----------      ----------      ----------
Net interest income                                      284            3,160           5,333           9,796
Gain on sale of contracts                             12,066           13,723          38,811          40,521
Service fee income                                    13,853            8,237          32,811          19,758
                                                 -----------       ----------      ----------      ----------
    Total Revenues                                    26,203           25,120          76,955          70,075

Expenses:
    Provision for credit losses                          (73)             203             645             953
    Interest expense-other                             1,473            1,495           3,985           4,207

   Operating Expenses:
        Salaries and benefits                         11,299           10,326          35,370          29,567
        Systems and servicing                          1,261            1,204           4,324           2,954
        Telephone and data lines                       1,501            1,620           4,656           4,626
        Depreciation                                   1,170              954           3,191           2,510
        General and administrative expenses            6,648            4,890          16,326          13,015
                                                 -----------       ----------      ----------      ----------
    Total Operating Expenses                          21,879           18,994          63,867          52,672
                                                 -----------       ----------      ----------      ----------
    Total Expenses                                    23,279           20,692          68,497          57,832
                                                 -----------       ----------      ----------      ----------
    Income before Income Taxes                         2,924            4,428           8,458          12,243
    Income Taxes                                       1,213            1,838           3,510           5,081
                                                 -----------       ----------      ----------      ----------
Net Income                                       $     1,711       $    2,590      $    4,948      $    7,162
                                                 ===========       ==========      ==========      ==========
Net Income per share -- Basic                    $      0.32       $     0.42      $     0.85      $     1.16
Net Income per share -- Diluted                  $      0.32       $     0.39      $     0.82      $     1.10
Basic Shares Outstanding                           5,266,005        6,175,817       5,839,528       6,172,628
Diluted Shares Outstanding                         5,423,108        6,656,463       5,999,130       6,527,643


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                   [UNAUDITED]

                                                                                                        ACCUMULATED
                                                                         ADDITIONAL                    COMPREHENSIVE
                                                             COMMON        PAID-IN         RETAINED   GAIN (LOSS) NET
                                              SHARES         STOCK         CAPITAL         EARNINGS       OF TAX         TOTAL
                                              ------        -------      ----------        --------   ---------------   -------
BALANCE, DECEMBER 31, 1999                     6,178        $    62        $ 37,892        $ 15,715        $(561)       $53,108
Stock issued from stock option plan               12                              6                                           6
Stock repurchased and retired                   (942)           (10)         (4,370)                                     (4,380)
Comprehensive income:
Unrealized gains in securitized
  assets, net of tax of $618                                                                                 890            890
Net income                                                                                    4,948                       4,948
                                              ------        -------        --------        --------        -----        -------
Total comprehensive income                                                                    4,948          890          5,838
                                                                                           --------        -----        -------
BALANCE, SEPTEMBER 30, 2000                    5,248        $    52        $ 33,528        $ 20,663        $ 329        $54,572
                                              ======        =======        ========        ========        =====        =======


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                2000               1999
                                                            -----------        -----------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities         $    82,928        $   (37,387)
INVESTING ACTIVITIES:
     Purchases of property and equipment                         (3,404)            (5,002)
FINANCING ACTIVITIES:
     Proceeds from exercise of  employee options                      6                 53
     Repurchase of common stock                                  (4,380)                --
     Payments on capital lease obligations                         (233)              (277)
     Payments on residual  lines of credit                      (46,630)           (27,117)
     Proceeds from drawdown on residual
       lines of credit                                           29,000             34,257
     Paydown of warehouse lines related to
       securitizations                                       (1,046,489)        (1,026,000)
     Proceeds from warehouse lines                              977,708          1,063,485
     Proceeds from issuance of subordinated debt                 11,518                 --
     Principal payments on subordinated debt                     (1,725)                --
     Proceeds on other loans                                         --                847
     Payments on other loans                                       (199)                --
                                                            -----------        -----------
Net cash (used in) provided by financing activities             (81,424)            45,248
                                                            -----------        -----------
     (Decrease) increase in cash and cash equivalents            (1,900)             2,859
Cash and cash equivalents at beginning of period                  5,190              1,929
                                                            -----------        -----------
Cash and cash equivalents at end of period                  $     3,290        $     4,788
                                                            ===========        ===========


See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1

    BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K, and the Form 10-Q's for the quarters ended June 30, 2000 and March 31, 2000.

    USE OF ESTIMATES

    In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. The more significant estimates made in the preparation of the Company's condensed consolidated financial statements relate to the credit enhancement assets and the gain on sale of motor vehicle retail installment sales and loan contracts ("Contracts"). Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience and expectation of future performance to determine such estimates. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

    RECLASSIFICATION

    Certain amounts in the prior quarter and year to date condensed consolidated financial statements have been reclassified to conform to the corresponding 2000 presentation.

NOTE 2 - CONTRACTS HELD FOR SALE

    Contracts held for sale consisted of the following:

                                              SEPTEMBER 30,     DECEMBER 31,
                                                  2000             1999
                                              -------------     ------------
                                                       (IN THOUSANDS)

            Gross contracts held for sale       $ 168,971        $ 235,694
            Less unearned interest                 (4,064)          (6,219)
                                                ---------        ---------
            Contracts held for sale               164,907          229,475
            Allowance for credit losses            (1,131)          (1,453)
            Dealer participation                   (1,116)           1,970
                                                ---------        ---------
            Total                               $ 162,660        $ 229,992
                                                =========        =========

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

    Credit enhancement assets consisted of the following:

                                 SEPTEMBER 30,   DECEMBER 31,
                                     2000           1999
                                 -------------   ------------
                                        (IN THOUSANDS)

            Trust receivable       $  7,978       $  5,713
            RISA                    130,696        137,171
                                   --------       --------
                       Total       $138,674       $142,884
                                   ========       ========

    Retained interest in securitized assets ("RISA") capitalized upon securitization of Contracts represent the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

    Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts.

    Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of stockholders' equity as an unrealized gain or loss, net of deferred taxes. As of September 30, 2000 the market value of RISA was approximately $556,000 higher than cost. As of December 31, 1999 the market value of RISA was approximately $1.0 million lower than cost. A portion of this change is attributable to the securitization of the residual cash flows from 15 of the Company's then outstanding securitizations which was completed in the first quarter of 2000. The Company retains the right to service all Contracts it securitizes.

    The following table presents the balances and activity for RISA:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2000              1999
                                                    -------------     ------------
                                                            (IN THOUSANDS)

            Beginning Balance                         $ 137,171        $ 109,241
            Additions                                    87,279          101,586
            Amortization                                (45,338)         (72,704)
            Sale of RISA                                (49,924)              --
            Change in unrealized gain (loss) on
              securities available for sale               1,508             (952)
                                                      ---------        ---------
            Ending Balance                            $ 130,696        $ 137,171
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

                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   2000               1999
                                                               -------------       ------------
                                                                        (IN THOUSANDS)

            Estimated net undiscounted RISA earnings            $   271,198        $   246,234
            Off balance sheet allowance for losses                 (111,141)           (83,891)
            Discount to present value                               (29,361)           (25,172)
                                                                -----------        -----------
            Retained interest in securitized assets             $   130,696        $   137,171
                                                                ===========        ===========
            Outstanding balance of contracts sold through
              securitizations                                   $ 2,415,112        $ 1,897,242

NOTE 4 - NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                              -------------------       -------------------
                                                               2000         1999         2000         1999
                                                              ------       ------       ------       ------
                                                                   (IN THOUSANDS, EXCEPT $ PER SHARE)

            Net Income                                        $1,711       $2,590       $4,948       $7,162
                                                              ======       ======       ======       ======
            Weighted average shares outstanding                5,266        6,176        5,840        6,173
            Net effect of dilutive stock
              options/warrants                                   157          480          159          355
                                                              ------       ------       ------       ------
            Diluted weighted average shares outstanding        5,423        6,656        5,999        6,528
                                                              ======       ======       ======       ======
            Net income per share:
            Basic EPS                                         $ 0.32       $ 0.42       $ 0.85       $ 1.16
                                                              ======       ======       ======       ======
            Diluted EPS                                       $ 0.32       $ 0.39       $ 0.82       $ 1.10
                                                              ======       ======       ======       ======

NOTE 5 - NEW PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and 138. SFAS 133 establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2001. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company.

    In July 2000, the Emerging Issues Task Force reached consensus on Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 125. The amount of accretable yield should not be displayed in the balance sheet. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarter beginning after December 15, 2000. The Company is presently assessing the effect of Issue No. 99-20 on the consolidated financial statements of the Company.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FAS 125." This Statement replaces FAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is presently assessing the effect of FAS-140 on the consolidated financial statements of the Company.

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

NOTE 7 - SHARE REPURCHASES

    On May 31, 2000, the Company's Board of Directors authorized a stock repurchase program to purchase the Company's Common Stock. As of September 30, 2000, 941,981 shares had been repurchased under the program for an aggregate amount of $4.4 million.

NOTE 8 - SUBSEQUENT EVENTS

    On November 1, 2000, the Company priced a securitization totaling $400.0 million. The transaction is scheduled to close on November 16, 2000. In addition, from October 1st through November 10th, the Company purchased an additional 98,790 shares of its common stock at prevailing market prices, through the open market or unsolicited negotiated transactions, in connection with its stock repurchase program authorized by the Board of Directors in May 2000. The Company also executed a residual financing facility in October in the amount of $35.0 million with Credit Suisse First Boston (Europe) Limited, as buyer, and Credit Suisse First Boston Corporation, as agent. The line will be used as an additional liquidity source to fund ongoing operations.

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

                              RESULTS OF OPERATIONS

    Prior to securitizing Contracts, the Company earns interest income on its Contracts, pays interest on funds used to purchase the Contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income which is a component of servicing income.

NET INTEREST INCOME

    Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to purchase such Contracts.

    Net interest income totaled approximately $284,000 for the three month period ended September 30, 2000 compared to $3.2 million for the same period in 1999. For the nine months ended September 30, 2000, net interest income was $5.3 million, compared to $9.8 million for the same period in 1999. The reduction in net interest income was primarily due to the prefunded structure of the securitization executed during the third quarter 2000. A prefunded securitization reduces the time period that the Contracts are held for sale, and as a result, reduces the interest income earned on the related Contracts. However, the Company continues to incur interest expense on warehouse borrowings throughout the prefunded period, until the final prefunded contracts are purchased and delivered to the trust.

GAIN ON SALE OF CONTRACTS

    The Company recorded a gain on sale of Contracts of $12.1 million for the three months ended September 30, 2000, compared to $13.7 million for the same period in 1999. For the nine months ended September 30, 2000, the Company recorded a gain on sale of $38.8 million compared to a gain on sale of $40.5 million for the same period in 1999. Contracts sold during the three and nine month periods of 2000 totaled $440.0 million and $1.3 billion respectively, compared to contracts sold of $400.0 million and $1.0 billion for the same periods in 1999. The reduction in the gain as a percentage of the Contracts securitized was attributable to a combined decrease in net interest rate spreads and an increase in credit loss assumptions for the second and third securitizations during 2000. Annual loss assumptions for the second and third quarter securitizations of 2000 were increased from 2.30% to 2.55% to counter increased losses in the serviced portfolio. The weighted average net interest rate spread, exclusive of loss assumptions, decreased to 5.08% for securitizations executed in 2000 versus 5.55% for those executed in 1999. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the sale. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities. To protect against changes in interest rates, the Company hedges Contracts prior to their securitization with forward interest rate swap agreements. Gains or losses on these forward interest rate swap agreements are included as part of the basis of the underlying Contracts and recognized when the Contracts are securitized.

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

    Service fee income increased to $13.9 million and $32.8 million for the three and nine month periods ended September 30, 2000, compared to $8.2 million and $19.8 million for the three and nine month periods ended September 30, 1999. This increase is due primarily to higher amounts of service fees and late fees as a result of the growth of the servicing portfolio.

PROVISION FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by adjusting the provision for credit losses to cover additional Contracts originated and increases in loss estimates and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the Contracts are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled ($73,000) and $645,000 for the three and nine months ended September 30, 2000, compared to $203,000 and $953,000 for the same periods in 1999. Provision for credit losses consists of net credit losses incurred during the warehousing period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $329,000 and $1.0 million during the three months and nine months ended September 30, 2000, compared to $252,000 and $729,000 for the same periods in 1999. Future provisions totaled ($402,000) and ($355,000) for the three and nine month periods ended September 30, 2000, compared to ($49,000) and $224,000 for the same periods in 1999. The negative future provisions for 2000 and the third quarter of 1999 were caused by the reduction in Contracts held for sale. Contracts held for sale decreased to $164.9 million as of September 30, 2000 from $236.6 million as of June 30, 2000. In addition, Contracts held for sale decreased to $195.3 million at September 30, 1999 from $206.3 million as of June 30, 1999.

OPERATING EXPENSES

    Total operating expenses were $21.9 million for the three months ended September 30, 2000 compared to $19.0 million for the same period in 1999. The increase in total operating expenses is primarily attributable to an increase in the average servicing portfolio for the periods. The average servicing portfolio increased to $2.5 billion for the three months ended September 30, 2000 from $1.8 billion for the same period in 1999, an increase of approximately 39%. Total operating expenses for the nine month period ended September 30, 2000 were $63.9 million compared to $52.7 million for the same period in 1999.

    The Company incurred salary and benefit expenses of $11.3 million and $35.4 million for the three and nine months ended September 30, 2000, compared to $10.3 million and $29.6 million for the same periods in 1999. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the servicing portfolio. The number of employees at the Company, including temporary staff, increased from 796 at September 30, 1999, to 1,042 at September 30, 2000.

    System and servicing expenses increased to $1.3 million for the third quarter of 2000, compared to $1.2 million in the third quarter of 1999. For the nine months ended September 30, 2000, system and servicing expenses totaled $4.3 million, compared to $3.0 million for the same period in 1999. The Company has acquired a loan accounting and collection system, and intends to bring these processes in-house. The increase reflects higher consulting fees in connection with the customization of the Company's new loan and collection system.

    Telephone and data line charges declined to $1.5 million from $1.6 million for the third quarter of 2000 and 1999 respectively. The decrease was primarily due to renegotiated contracts for long distance rates with certain carriers. For the nine months ended September 30, 2000 and 1999, telephone and data line expense remained unchanged at $4.6 million. Excluding any additional reduction in long distance rates, the Company expects these charges to increase relative to the continued growth of the servicing portfolio.

    Depreciation expenses increased to $1.2 million and $3.2 million for the three and nine months ended September 30, 2000 compared to $954,000 and $2.5 million for the same periods in 1999, as the Company continued to invest in technology and infrastructure. General and administrative expenses increased to $6.6 million and $16.3 million for the three and nine months ended September 30, 2000 compared to $4.9 million and $13.0 million for the same periods in 1999. Higher expenses are primarily due to an increase in the number of Contracts serviced.

INCOME TAXES

    The Company files federal and state tax returns. The effective tax rates for September 30, 2000 and 1999 were 41.5%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

    Contracts held for sale totaled $162.6 million at September 30, 2000, compared to $230.0 million at December 31, 1999. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $440.0 million during the third quarter of 2000 compared to a securitization of $390.0 million during the fourth quarter of 1999. The Company plans to continue to securitize Contracts on a regular basis.

    The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                                 FOR THE QUARTERS ENDED
                                                       --------------------------------------------------------------------------
                                                       SEPT. 30,        DEC. 31,        MAR. 31,        JUNE 30,        SEPT 30,
                                                          1999            1999            2000            2000            2000
                                                       ----------      ----------      ----------      ----------      ----------
                                                      (DOLLARS IN THOUSANDS)

            Contracts purchased/originated during
              period                                   $  398,802      $  428,369      $  468,742      $  434,144      $  367,636
            Average monthly volume during period          132,934         142,790         156,247         144,714         122,545
            Gain on sale of Contracts                      13,723          13,399          12,756          13,989          12,066
            Contracts securitized during period           400,000         390,000         430,000         450,000         440,000
            Servicing portfolio at period end           1,924,881       2,133,460       2,344,399       2,500,207       2,584,152

                                  ASSET QUALITY

    The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At September 30, 2000, delinquencies represented 3.88% of the amount of Contracts in its servicing portfolio compared to 3.24% at December 31, 1999. Net charge-offs as a percentage of the average servicing portfolio were 2.20% for the quarter ended September 30, 2000, compared to 1.80% for the same period in 1999. Higher delinquency and loss percentages were partially the result of the reduction in contracts purchased versus the previous period, the difficulty in hiring seasoned collection staff to replace turnover of experienced personnel and learning curves associated with new staff in the newly opened St. Louis collection center. The St. Louis center was opened to help relieve staffing losses in California.

    Off balance sheet reserves at September 30, 2000 were 4.60% versus 4.42% at December 31, 1999. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitizations.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                                            SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                                                         ------------------------       ------------------------
                                                                           AMOUNT           NO.           AMOUNT           NO.
                                                                         ----------       -------       ----------       -------
                                                                                           (DOLLARS IN THOUSANDS)

                   Servicing portfolio                                   $2,584,152       259,162       $2,133,460       209,745
                   Delinquencies(1)(2)
                         31-59 days                                      $   55,052         5,728       $   38,376         3,963
                         60-89 days                                          24,253         2,440           16,596         1,671
                         90+ days                                            20,895         2,040           14,203         1,383
                                                                         ----------       -------       ----------       -------
                   Total                                                 $  100,200        10,208       $   69,175         7,017
                                                                         ==========       =======       ==========       =======
            Total delinquencies as a percent of Servicing portfolio            3.88%         3.94%            3.24%         3.35%

------------

(1)  Delinquencies include principal amounts only.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                                          FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ---------------------------       ---------------------------
                                                            2000             1999             2000             1999
                                                         ----------       ----------       ----------       ----------
                                                                            (DOLLARS IN THOUSANDS)

            Period end Contracts outstanding             $2,584,152       $1,924,881       $2,584,152       $1,924,881
            Average servicing portfolio(1)               $2,539,409       $1,824,799       $2,397,770       $1,629,779
            Number of gross charge-offs                       2,543            1,646            7,455            4,508
            Gross charge-offs                            $   16,259       $    9,426       $   47,209       $   24,528
            Net charge-offs(2)                           $   13,992       $    8,198       $   40,483       $   21,373
            Annualized net charge-offs as a percent
              of average Servicing portfolio                   2.20%            1.80%            2.25%            1.75%

------------

(1)  Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH SEPTEMBER 30, 2000:

    TRUST: 96-1  96-2  96-3  96-4  97-1  97-2  97-3  97-4  98-1  98-A  98-B  98-C  99-A  99-B  99-C  99-D  00-A  00-B  00-C

Month
-----

  1        0.00% 0.01% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00%
  2        0.03% 0.07% 0.02% 0.02% 0.00% 0.00% 0.00% 0.00% 0.01% 0.01% 0.00% 0.02% 0.00% 0.00% 0.01% 0.00% 0.00% 0.00% 0.00%
  3        0.05% 0.20% 0.07% 0.05% 0.03% 0.02% 0.02% 0.01% 0.02% 0.03% 0.02% 0.02% 0.02% 0.03% 0.03% 0.01% 0.02% 0.02% 0.01%
  4        0.11% 0.33% 0.16% 0.14% 0.06% 0.07% 0.09% 0.04% 0.08% 0.07% 0.08% 0.04% 0.05% 0.07% 0.06% 0.04% 0.04% 0.04%
  5        0.23% 0.46% 0.43% 0.24% 0.13% 0.22% 0.13% 0.11% 0.14% 0.14% 0.19% 0.15% 0.11% 0.14% 0.16% 0.09% 0.11% 0.10%
  6        0.40% 0.78% 0.54% 0.38% 0.26% 0.32% 0.24% 0.20% 0.24% 0.23% 0.33% 0.27% 0.21% 0.27% 0.28% 0.15% 0.18% 0.17%
  7        0.69% 0.98% 0.74% 0.53% 0.37% 0.59% 0.36% 0.28% 0.40% 0.37% 0.45% 0.46% 0.35% 0.43% 0.47% 0.24% 0.37%
  8        0.82% 1.15% 0.97% 0.81% 0.52% 0.80% 0.47% 0.43% 0.53% 0.42% 0.61% 0.57% 0.49% 0.60% 0.64% 0.43% 0.63%
  9        0.93% 1.39% 1.13% 0.98% 0.60% 0.91% 0.62% 0.55% 0.68% 0.51% 0.82% 0.74% 0.63% 0.85% 0.83% 0.59%
  10       1.15% 1.52% 1.32% 1.18% 0.76% 1.07% 0.73% 0.72% 0.85% 0.70% 0.95% 0.94% 0.81% 1.07% 1.09% 0.76%
  11       1.25% 1.69% 1.47% 1.43% 0.92% 1.26% 0.81% 0.87% 1.04% 0.85% 1.10% 1.12% 1.04% 1.34% 1.31% 0.99%
  12       1.47% 1.94% 1.60% 1.63% 1.02% 1.42% 0.94% 0.95% 1.20% 1.01% 1.20% 1.30% 1.29% 1.56% 1.47% 1.20%
  13       1.65% 2.08% 1.77% 1.73% 1.13% 1.58% 1.10% 1.08% 1.33% 1.17% 1.36% 1.54% 1.49% 1.79% 1.62%
  14       1.79% 2.34% 1.94% 1.87% 1.23% 1.68% 1.23% 1.19% 1.46% 1.37% 1.48% 1.73% 1.72% 1.90% 1.77%
  15       2.02% 2.52% 2.09% 2.07% 1.40% 1.80% 1.38% 1.36% 1.61% 1.48% 1.64% 1.90% 1.90% 2.08%
  16       2.25% 2.76% 2.27% 2.23% 1.56% 1.97% 1.58% 1.42% 1.71% 1.59% 1.89% 2.10% 2.10% 2.23%
  17       2.43% 2.89% 2.42% 2.33% 1.68% 2.10% 1.68% 1.52% 1.88% 1.76% 2.05% 2.28% 2.26% 2.42%
  18       2.59% 3.10% 2.57% 2.49% 1.75% 2.23% 1.77% 1.64% 2.01% 1.96% 2.22% 2.51% 2.46%
  19       2.77% 3.14% 2.70% 2.62% 1.85% 2.35% 1.91% 1.75% 2.17% 2.07% 2.37% 2.71% 2.59%
  20       2.93% 3.30% 2.83% 2.73% 1.92% 2.48% 2.04% 1.85% 2.25% 2.25% 2.50% 2.83% 2.71%
  21       3.06% 3.47% 2.94% 2.84% 1.98% 2.59% 2.11% 1.97% 2.41% 2.37% 2.67% 2.95%
  22       3.15% 3.60% 3.00% 2.93% 2.09% 2.72% 2.20% 2.08% 2.52% 2.48% 2.79% 3.08%
  23       3.21% 3.70% 3.08% 3.02% 2.17% 2.81% 2.31% 2.12% 2.63% 2.65% 2.92% 3.25%
  24       3.28% 3.81% 3.17% 3.10% 2.22% 2.85% 2.41% 2.23% 2.75% 2.76% 3.06%
  25       3.40% 3.93% 3.28% 3.22% 2.31% 2.93% 2.51% 2.36% 2.86% 2.81% 3.14%
  26       3.43% 4.06% 3.38% 3.29% 2.38% 2.96% 2.59% 2.41% 2.98% 2.95%
  27       3.55% 4.13% 3.43% 3.39% 2.44% 3.09% 2.71% 2.52% 3.06% 2.99%
  28       3.60% 4.22% 3.54% 3.46% 2.50% 3.17% 2.79% 2.55% 3.15% 3.03%
  29       3.73% 4.23% 3.59% 3.58% 2.55% 3.22% 2.92% 2.62% 3.19%
  30       3.75% 4.29% 3.69% 3.61% 2.63% 3.26% 2.94% 2.71% 3.26%
  31       3.79% 4.31% 3.77% 3.64% 2.67% 3.33% 3.01% 2.77% 3.33%
  32       3.85% 4.33% 3.75% 3.72% 2.73% 3.39% 3.04% 2.81%
  33       3.88% 4.37% 3.77% 3.74% 2.77% 3.48% 3.08% 2.85%
  34       3.90% 4.39% 3.79% 3.77% 2.84% 3.51% 3.11% 2.88%
  35       3.94% 4.39% 3.81% 3.79% 2.86% 3.54% 3.20%
  36       3.94% 4.42% 3.83% 3.81% 2.85% 3.55% 3.21%
  37       3.94% 4.42% 3.84% 3.83% 2.89% 3.56% 3.23%
  38       3.97% 4.43% 3.88% 3.85% 2.91% 3.56%
  39       3.99% 4.45% 3.92% 3.89% 2.96% 3.58%
  40       3.96% 4.46% 3.92% 3.89% 2.99% 3.58%
  41       3.96% 4.45% 3.92% 3.89% 3.01%
  42       3.95% 4.45% 3.91% 3.89% 3.00%
  43       3.96% 4.45% 3.91% 3.89% 2.99%
  44       3.94% 4.48% 3.91% 3.87%
  45       3.97% 4.49% 3.90% 3.87%
  46       3.95% 4.52% 3.89% 3.88%
  47       3.92% 4.51% 3.90%
  48       3.90% 4.49% 3.90%
  49       3.89% 4.50% 3.89%
  50       3.86% 4.46%
  51       3.86% 4.44%
  52       3.84% 4.43%
  53       3.84%
  54       3.83%
  55       3.83%
  56       3.83%

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation amounts; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing income; (iii) releases from spread accounts arising from securitizations; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company provide the needed capital to fund anticipated Contract purchases, and investments in origination and servicing capabilities.

    Cash provided by operating activities was $82.9 million for the nine months ended September 30, 2000, compared to $37.4 million used in the nine months ended September 30, 1999. This increase was primarily due to the securitization during the first quarter of 2000 of the Company's residual cash flows from 15 of its then outstanding securitizations, resulting in a cash inflow of approximately $49.0 million. A portion of the proceeds of this transaction was used to pay down two of the Company's residual financing facilities, and to pay off a third residual financing facility. Cash used in investing activities was $3.6 million for the nine months ended September 30, 2000, compared to $5.0 million for the nine months ended September 30, 1999. Capital expenditures related to the corporate relocation during the first quarter of 1999 contributed to the higher outflow for the nine month period of 1999. Cash used in financing activities was $81.2 million for the nine months ended September 30, 2000, compared to $45.2 million provided for the nine months ended September 30, 1999. The decrease was primarily due to the Company reducing its residual lines of credit in connection with the residual securitization executed during the first quarter of 2000. In addition, during the second and third quarters, the Company purchased and retired approximately 942,000 shares of its Common Stock as a part of its stock repurchase program authorized by its Board of Directors in May of 2000. The Company has expended approximately $4.4 million in connection with this program. Repurchases may continue from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company may discontinue purchases at any time that management determines additional purchases are not warranted.

    CP Facilities. As of September 30, 2000, the Company was party to two primary auto loan warehousing programs (the "CP Facilities"), one a $355 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A One Facility and Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility was renewed in August 2000, and expires in August 2001, but may be further renewed at the option of the lenders after August 2001. The Triple-A Facility was renewed in September 2000. The Capacity of this line was reduced by $20.0 million to $355.0 million. The reduction was the result of a merger of one of the liquidity banks, and is not considered significant to ongoing operations, as the Company continually has excess borrowing capacity. The facility will expire in September 2001.

    The Merrill Line. A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), has an uncommitted $100 million line of credit (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provides warehouse funding for the purchase or origination of Contracts and is used in concert with the CP Facilities the Company currently has in place. The Merrill Line was renewed in February 2000 for a one year term, but may be cancelled at any time in the lender's discretion.

    The Residual Lines. The Company, through Fundco, has three residual financing facilities: a $20.0 million facility with Merrill Lynch International ("MLI") executed in May 2000, which replaced a prior residual financing facility with MLMCI, and a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC"). The Company also executed a residual financing facility in October in the amount of $35.0 million with Credit Suisse First Boston (Europe) Limited, as buyer, and Credit Suisse First Boston Corporation, as agent. The line will be used as an additional liquidity source to fund ongoing operations. (the "SBRC Line" and together with the facility with MLI, and the newest facility with Credit Suisse First Boston (Europe) limited described above the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize a collateral-based formula that sets borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLI has a one year term expiring in May 2001. Each loan under SBRC Line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

    Subordinated Debt. As of September 30, 2000, the Company had outstanding approximately $20.2 million of subordinated debt. A portion of this amount is being amortized through February 2003. During the second quarter of 2000, the Company issued $12.0 million in subordinated debt with a stated interest rate of 12.5% and a maturity of June 2006.

    The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of September 30, 2000.

    Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

SECURITIZATIONS

    Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed a AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $440 million in the third quarter of 2000.

    During the fourth quarter of 2000, the Company priced a securitization totaling $400 million.

    The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through September 30, 2000, the Company has securitized $4.8 billion of its Contracts in 21 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust which issues notes and/or certificates in an amount equal to the aggregate principal balance of the Contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2001. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company.

    In July 2000, the Emerging Issues Task Force reached consensus on Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 125. The amount of accretable yield should not be displayed in the balance sheet. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarter beginning after December 15, 2000. The Company is presently assessing the effect of Issue No. 99-20 on the consolidated financial statements of the Company.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FAS 125." This Statement replaces FAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is presently assessing the effect of FAS-140 on the consolidated financial statements of the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company is currently a defendant in three consumer class action lawsuits. One such proceeding, served in 1999, in which the Company is a defendant, has been brought as a class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. Another such proceeding, served in 2000, in which the Company is a defendant, has been brought as a putative class action and is pending in the state of New Jersey. A class has not yet been certified in this case in which the plaintiffs allege certain disclosure defects on Contracts purchased by the Company; specifically, the plaintiffs allege that the defendants failed to disclose the amounts retained by dealers from charges for extended warranty products sold by dealerships with the motor vehicles.

    In another such consumer class action, filed and served in 1999, pending in Orange County Superior Court in the state of California, and entitled Jason Bollinger v. Onyx Acceptance Corporation (Action number 807831), the plaintiffs alleged that the Company sent defective post-repossession notices to certain California borrowers following the repossession or voluntary surrender of their vehicles. The Company, without admitting liability, has entered into a settlement agreement with respect to this matter, and this agreement was approved by the court in October of 2000. Under the terms of the settlement, the Company refunded certain amounts collected on deficiencies related to class members' accounts (in some instances, with interest) and will pay a certain portion of the plaintiffs' counsel fees and other amounts.

    On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al, is pending in the U.S. District Court for the Central District of California (Case number SACV 00-0087
(GLT)(EEx)). The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for 1996, 1997 and the first three fiscal quarters of 1998. An amended complaint was recently dismissed by the court. The plaintiffs were given leave to amend.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the third quarter of the fiscal year covered by this Quarterly Report on Form 10-Q to a vote of security holders, through the solicitation of proxies or otherwise.

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

    We have historically operated on a negative cash flow basis and expect to do so in the future. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we were unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

WE DEPEND ON CREDIT ENHANCEMENT.

    From inception through September 30, 2000, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy issued by MBIA, or its predecessor, in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. MBIA is not required to insure future securitizations. We cannot assure you that:

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

------------

    (b) Reports on Form 8-K

        None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ONYX ACCEPTANCE CORPORATION

                                      By:  /s/ JOHN W. HALL
                                           -------------------------------------
                                           John W. Hall
                                           President and Principal
                                           Executive Officer
Date: November 14, 2000

                                      By:  /s/ DON P. DUFFY
                                           -------------------------------------
                                           Don P. Duffy
                                           Executive Vice President and
                                           Principal Financial Officer

Date: November 14, 2000

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                         DESCRIPTION
       ------                         -----------

        21.1             Subsidiaries of the Registrant.
        27.1             Financial Data Schedule.