Form 10-K
period 2000-12-31
ONYX ACCEPTANCE CORP
filed 2001-04-02
CIK 1006614

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The number of shares outstanding of the Company's Common Stock as of the closing of the market on March 19, 2001 was 4,989,504. The registrant does not have different classes of Common Stock. Based on the closing sale price of $3.69 the registrant's Common Stock as quoted on the Nasdaq National Market on March 19, 2001, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $11.7 million on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 31, 2001, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   18
Item 3.    Legal Proceedings...........................................   18
Item 4.    Submission of Matters to a Vote of Security Holders.........   19

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters: Price Range of Common Stock............   20
Item 6.    Selected Financial Data.....................................   21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   23
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   33
Item 8.    Financial Statements and Supplementary Data.................   34
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   34

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   34
Item 11.   Executive Compensation......................................   34
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   35
Item 13.   Certain Relationships and Related Transactions..............   35

                                   PART IV
Item 14.   Exhibits and Reports on Form 8-K............................   36

                                     PART I

FORWARD-LOOKING STATEMENTS

     When used throughout this Annual Report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the automobile finance industry, the effect of economic conditions, litigation risks and the availability of capital to finance planned growth, are described, but are not limited to those disclosed in this Annual Report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors." Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

ITEM 1. BUSINESS

GENERAL

     Onyx Acceptance Corporation, a Delaware Corporation, ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the "Contracts"). The Company was founded in August 1993 by a team of executives with extensive automobile finance experience in the major aspects of near-prime auto lending, including underwriting, servicing, information systems implementation, interest rate management, securitizations and auto dealer center management. The Company focuses its efforts on acquiring near-prime Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase, origination and servicing of Contracts in February 1994, the Company has purchased or originated in excess of $5.5 billion in Contracts, has completed 22 securitizations and currently has an active dealer base of approximately 9,700 dealerships. The Company has expanded its operations pursuant to its managed growth strategy from a single office in Orange County, California to 19 auto finance centers (the "Auto Finance Centers") serving most regions of the United States.

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

     Expansion of Dealership Customer Base: The Company establishes active relationships with a substantial percentage of franchised dealerships in the regions in which it does business through its 19 existing Auto Finance Centers. The Company intends to establish additional relationships within its existing market areas in 2001, and contemplates opening new Auto Finance Centers in 2002.

     Maintenance of Underwriting Standards and Portfolio Performance: The Company has developed an underwriting process that is designed to achieve attractive yields while minimizing delinquencies and losses. Based on its belief that a standardized commercially available credit scoring system is a less effective means of assessing credit risk, especially in the near-prime sector, the Company employs experienced credit managers (the "Credit Managers") in the local Auto Finance Centers to purchase Contracts satisfying the underwriting criteria developed by the Company. The Company's Credit Managers and Account Managers are compensated as a team and their compensation relies, in part, upon the quality of underwriting of the Contracts they approve. The Company has developed a credit review process where a post funding audit is performed on most purchases and originations by reviewing Contracts against the Company's underwriting standards within 48 hours after they have been funded. This audit provides feedback to enhance the underwriting process. To further monitor the integrity of the underwriting process, management regularly tracks the yields, delinquency and loss rates of Contracts purchased by each Credit and Account Manager team.

     Technology-Supported Operational Controls: The Company has developed and instituted control and review systems that enable it to monitor both the operations of the Company and the performance of the serviced portfolio. These risk management systems allow senior management to monitor Contract production, yields and performance on a real-time basis. The Company believes that its information systems not only enhance its internal controls but also allow it to significantly expand its serviced portfolio without a significant corresponding increase in its labor costs.

     Liquidity Through Warehousing and Securitizations: The Company's strategy is to complete securitizations on a regular basis and to use warehouse credit facilities to fund Contracts prior to securitization. To fund dealer participation and finance daily operations the Company relies to a significant extent on credit facilities that are collateralized by the Company's retained interest in securitized assets ("RISA"). The Company also utilizes both securitization and hedging strategies to leverage its capital efficiently and to substantially reduce its interest rate risk.

OPERATIONS

     Dealership Marketing and Service: As of December 31, 2000, the Company had 19 Auto Finance Centers located throughout the United States and had an active dealer base of approximately 9,700 dealerships. Of these dealerships, approximately 90% are franchised and approximately 10% are independent automobile dealerships. The Company believes that franchised and select independent automobile dealerships are most likely to provide the Company with Contracts that meet the Company's underwriting standards.

     The Company has significantly expanded its customer base of automobile dealerships, and has substantially increased both monthly Contract purchases and originations and the size of its serviced portfolio. The following table sets forth information about the Company's Contracts and Auto Finance Centers as of the dates indicated:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                              1996        1997         1998          1999          2000
                                            --------    --------    ----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Number of auto finance centers............         9          10            14            17            19
Number of contracts purchased.............    26,244      50,214        86,150       127,628       131,648
Dollar volume of contracts collateralized
  by new vehicles.........................  $ 68,654    $129,178    $  186,654    $  245,058    $  301,100
Dollar volume of contracts collateralized
  by used vehicles........................  $251,186    $476,727    $  851,881    $1,313,946    $1,370,603
Dollar volume of contracts................  $319,840    $605,905    $1,038,535    $1,559,004    $1,671,703
Average dollar volume of contracts per
  auto finance center.....................  $ 35,538    $ 60,591    $   74,181    $   91,706    $   87,984
Number of active dealerships..............     1,471       2,846         5,401         7,617         9,741
Serviced portfolio........................  $400,665    $757,277    $1,345,961    $2,133,460    $2,690,607

     The Company's growth objectives over the next 12 months are to expand its financing reach in metropolitan areas within the United States and to further develop relationships with existing franchised and select used dealerships in the states where the Company is currently doing business. At present, the Company does not intend to open new Auto Finance Centers in 2001.

     The Account Managers work from the Auto Finance Centers to solicit, enroll and educate new dealerships as well as to maintain relationships with the Company's existing dealership customer base. Each Account Manager visits the dealership finance manager at each targeted dealership in his or her territory and presents information about the Company's dealership services. The Company's services include service hours seven days a week and the ability to rapidly respond to credit applications. The Account Managers educate the dealership finance managers about the Company's underwriting philosophy, including its preference for near-prime quality Contracts collateralized by late model used motor vehicles and its practice of using experienced Credit Managers (rather than sole reliance upon computerized scoring systems) to review applications.

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

UNDERWRITING AND PURCHASING OF CONTRACTS

     The Company's underwriting standards are applied by experienced Credit and Account Managers with a personal, hands-on analysis of the creditworthiness of each applicant, rather than sole reliance upon standardized commercially available credit scoring systems used by several of the Company's competitors. The Company believes that credit-scoring systems may approve applicants who are in fact not creditworthy, while denying credit to others whom may have acceptable credit risk for the interest rate being charged. In addition, the Company believes that it can enhance the relationship with its dealership and consumer customer base by having its Credit and Account Managers utilize a rules/exception based automated credit/audit system. The Credit and Account Managers personally review each application and communicate to the submitting dealership the results of the review, including the reasons why a particular application may have been declined. This practice encourages the dealership finance managers to submit Contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency. In order to ensure consistent application of its underwriting standards as its volume of Contract purchases increases, the Company has instituted a formal internal training program for new and existing Credit and Account Managers.

     The underwriting process begins when an application is faxed by a dealership to a central toll-free number, at the Company's corporate headquarters, where it is input into the Company's front-end application processing system. Each application is evaluated by a Credit or Account Manager in the local Auto Finance Center using uniform underwriting standards developed by the Company. These underwriting standards are intended to assess the applicant's ability to timely repay all amounts due under the Contract and the adequacy of the financed vehicle as collateral. To evaluate credit applications, the Credit or Account Manager reviews, among other things, on-line information, including reports of credit reporting agencies, nationally recognized vehicle valuation services, and ownership of real estate listed on an application. The Company's wide area network permits a Credit or Account Manager in any Auto Finance Center to access an application on a real-time basis. This computer network enables senior management to efficiently review Contracts requiring senior approval, and permits the Company to seamlessly shift underwriting work among any of the Auto Finance Centers to increase operating efficiency. Finally, the Company's risk management reporting system permits daily review by senior management of operating results sorted by any number of variables, including by Credit/Account Manager, Auto Finance Center or dealership.

     The Company has installed an in-house grading system to facilitate its current underwriting standards. The system analyzes the borrower's credit profile and collateral and produces a recommended advance guideline. The system also performs additional fraud checks to alert the users of potential problems with the application. The system also ties in the overall Contract grade with the user's credit limits, as each user is assigned a credit limit within each grade the Company offers. If the application falls outside the user's limits, the system will prompt the application to be approved by a higher user level. The system was installed to further enhance the enforcement of the Company's credit policies and to monitor credit exceptions on a real-time basis.

     The funds advanced by the Company to purchase a Contract generally do not exceed: (i) for a new financed vehicle, the dealer's invoice plus taxes, title and license fees, any extended warranty and credit insurance; or (ii) for a used financed vehicle, the wholesale value assigned by a nationally recognized vehicle valuation service value guide, plus taxes, title and license fees, any extended warranty and credit insurance. However, the actual amount advanced for a Contract may be limited by a number of factors, including the length of the Contract term, the make, model and year of the financed vehicle and the creditworthiness of the obligor. These adjustments are made to insure that the financed vehicle constitutes adequate collateral to secure the Contract. Contracts purchased or originated in 2000 had an average loan to value ratio at purchase or origination of 101% which the Company believes is one of the lowest in the industry.

     Once the review of an application is completed, the Credit or Account Manager communicates their decision to the dealership specifying approval, conditional approval (such as an increase in the down-payment, reduction in the term of the financing, or the addition of a co-signer to the Contract), or denial.

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

     The Auto Finance Center purchasing the Contract funds the purchase and may pay the dealer a fee in the form of dealer participation in the finance income. The dealership can receive 100% of the dealer participation, at purchase or at month-end, and the Company is entitled to recover from the dealership over the life of the Contract the unearned portion of the dealer participation in the event of a prepayment of the purchased Contract or charge-off of the Contract. The Company also offers three other participation methods, in which the Company pays less than 100% of the dealer participation, but for which the dealership is under no obligation to refund any unearned participation amount if the Contract defaults or pre-pays after the expiration of a set period of time after the Contract purchase date.

     The Company conducts a post-funding credit review of a significant portion of its Contracts. In the review, the funded application is re-examined to ensure compliance with the Company's underwriting requirements. As part of the post-funding review, a predetermined sampling of approximately one out of eight Contracts is selected in which the borrower is contacted to verify certain information on the Contract. The results are then reviewed by senior management to ensure consistent application of the Company's underwriting standards.

     The Company employs a compensation system for its Credit Managers, Account Managers and Auto Finance Center Managers as teams, and is designed to reward those employees whose Contract purchases meet the Company's volume and yield objectives while preserving credit quality. Generally, these bonuses are payable monthly, and constitute a significant portion of an employee's compensation. The Company believes this incentive compensation system motivates employees to purchase only those near-prime quality Contracts that meet the Company's objectives of increasing volume at targeted yields while preserving credit quality.

     The following table sets forth information about the Company's Contracts as of the dates indicated:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                              1996        1997         1998          1999          2000
                                            --------    --------    ----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Contracts purchased.......................  $319,840    $605,905    $1,038,535    $1,559,004    $1,671,703
Average contract amount purchased.........  $   12.2    $   12.1    $     12.1    $     12.2    $     12.6
Weighted average initial term (months)....      56.2        57.0          57.5          57.0          57.2
Percentage of dollar amount of contracts
  purchased and collateralized by new
  motor vehicles..........................     21.47%      21.32%        17.97%        15.72%        18.01%
Percentage of dollar amount of contracts
  purchased and collateralized by used
  motor vehicles..........................     78.53%      78.68%        82.03%        84.28%        81.99%

     Periodically the Company performs an analysis of its serviced portfolio to evaluate the effectiveness of its underwriting guidelines. If external economic factors, credit delinquencies or credit losses change, the

Company may adjust its underwriting guidelines to maintain the asset quality deemed acceptable by the Company's management.

SERVICING AND COLLECTION PROCEDURES

     The Company services all Contracts in its serviced portfolio, but utilizes an external service provider for its loan accounting and collection system processing. The charges associated with this provider are directly correlated to the number of Contracts serviced by the Company. To reduce the costs of its growing portfolio, the Company has acquired a loan accounting and collection system, and is presently customizing it to the Company's specifications to bring the processes in-house in 2001. The contract with the existing external service provider will then be terminated. The Company currently outsources its customer billing functions. Through a service provider, the Company mails to each obligor a monthly billing statement 20 days prior to the due date. The Company believes this method has proven to be more effective in controlling delinquency, and therefore losses, than payment coupon books which are delivered to the obligor at the time the Contract is purchased. The Company charges a late fee, where allowed by law, on any payment received after the expiration of the statutory or contractual grace period. Most payments from obligors are deposited directly into a lockbox account while the remainder of payments are received directly by the Company and promptly deposited by the Company into the lockbox account.

     Under the terms of its credit facilities and securitization trusts, the Company acts as servicer with respect to all Contracts purchased or originated in its serviced portfolio. The Company receives servicing fees for servicing securitized Contracts equal to one percent per annum of the outstanding principal balance of such Contracts. The Company services the securitized Contracts by collecting payments due from obligors and remitting such payments to the trustee in accordance with the terms of the servicing agreements. The Company maintains computerized records with respect to each Contract to record receipts and disbursements and to prepare related servicing reports.

COLLECTION PROCEDURES

     Collection activities with respect to delinquent Contracts are performed by the Company at its Foothill Ranch, California and Hazelwood, Missouri collection centers. Collection activities include prompt investigation and evaluation of the causes of any delinquency. An obligor is considered delinquent when he or she has failed to make a scheduled payment under the Contract within 30 days of the related due date (each a "Due Date").

     To automate its collection procedures, the Company uses features of the computer system of its third party service bureau to provide tracking and notification of delinquencies. The collection system provides relevant obligor information (for example, current addresses, phone numbers and loan information) and records of all Contracts. The system also records an obligor's promise to pay and affords supervisors the ability to review collection personnel activity and to modify collection priorities with respect to Contracts. These processes will also be brought in-house in 2001. The Company utilizes a predictive dialing to make phone calls to obligors whose payments are past due by more than eight days but less than 20 days. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of obligors from a file of records extracted from the Contract database. By eliminating time wasted on attempting to reach obligors, this system permits a collector to work on average 3 times the number of accounts. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all obligors who cannot be reached by telephone.

     Once an obligor is 20 days or more delinquent, these accounts are assigned to specific collectors at the Foothill Ranch or Hazelwood collection centers who have primary responsibility for such delinquent accounts until they are resolved. To expedite collections from late paying obligors, the Company uses several Western Union payment services which allow an obligor to remit, any payments which are in turn deposited to the Company's lockbox account.

     Generally, after a scheduled payment under a Contract continues to be past due for between 45 and 60 days, the Company will initiate repossession of the financed vehicle. However, if a Contract is deemed uncollectable, if the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or made unavailable for repossession, or if the obligor voluntarily surrenders the financed vehicle, Onyx may repossess it without regard to the length of payment delinquency. Repossessions are conducted by third parties that are engaged in the business of repossessing vehicles for secured parties. Under California law and the laws of most other states, after repossession, the obligor generally has an additional period of time to redeem the financed vehicle before the financed vehicle may be resold by the Company in an effort to recover the balance due under the Contract.

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

MODIFICATIONS AND EXTENSIONS

     The Company offers certain credit-related extensions to obligors. These extensions are offered only when the Company believes that the obligor's financial difficulty has been resolved or will no longer impair the obligor's ability to make future payments.

INSURANCE

     Each Contract requires the obligor to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. In the event that the obligor fails to maintain the required insurance, however, the Company has purchased limited comprehensive and collision insurance from Great American Insurance Companies. A portion of the policy provides the Company with protection on each uninsured or underinsured financed vehicle against total loss, damage or theft. In conjunction with the blanket coverage, the Company also has the ability to place month-to-month insurance certificates through Great American Insurance Companies on uninsured accounts. To further reduce its exposure to uninsured motorists, the Company operates an insurance tracking function at its corporate headquarters. This department systematically records cancellations, expirations and renewals and initiates contacts with both obligors and insurers to maximize compliance with Company policy.

FINANCING AND SALE OF CONTRACTS

     The Company finances the acquisition and origination of Contracts primarily through its warehouse credit facilities as discussed below:

     CP Facilities: As of December 31, 2000, the Company was party to two primary Contract warehousing programs (the "CP Facilities"), one a $355.0 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other a $150.0 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A Facility and Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility was renewed in August 2000, and expires in August 2001, but may be further renewed at the option of the lender. The Triple-A Facility was renewed in September 2000. The Capacity of this line was reduced by $20.0 million to $355.0 million. The reduction was the result of a merger of one of the liquidity banks, and is not considered significant to ongoing operations, as the Company has excess borrowing capacity. This facility will expire in September 2001 but may be renewed at the option of the lender.

     The Merrill Line: A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), had a $100 million line of credit (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provided warehouse funding for the purchase or origination of Contracts and was used in concert with the CP Facilities the Company currently has in place. This line expired in February 2001.

     The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings.

     The Residual Lines: The Company, through Fundco, has three residual financing facilities: a $20.0 million facility with Merrill Lynch International ("MLI") executed in May 2000, which replaced a prior residual financing facility with MLMCI, and a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC"). The Company also executed a residual financing facility in October 2000 in the amount of $35.0 million with Credit Suisse First Boston (Europe) Limited, as buyer ("CSFB-Europe"), and Credit Suisse First Boston Corporation, as agent ("CSFB"). The line will be used as an additional liquidity source to fund ongoing operations. (The SBRC facility together with the facility with MLI, and the newest facility with CSFB-Europe described above are referred to herein as the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLI has a one year term expiring in May 2001. This line may be renewed at the option of the lender. Each loan under the SBRC line or the CSFB-Europe line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

     Subordinated Debt: As of December 31, 2000, the Company had outstanding approximately $19.5 million of subordinated debt. A portion of this amount is being amortized through February 2003. During the second quarter of 2000, the Company issued $12.0 million in subordinated debt with a stated interest rate of 12.5% and a maturity of June 2006.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2000.

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

     Securitization: Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.72 billion in 2000. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then currently outstanding securitizations and recorded a loss of approximately $938,000, which approximated the costs in connection with the transaction. The proceeds of this transaction were used to pay down two of the Company's residual financing facilities and pay off another residual financing facility.

     The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through December 31, 2000, the Company had securitized approximately $5.2 billion of Contracts in 22 separate transactions. In each of its securitizations, the Company sold its Contracts to a newly formed grantor or owner trust which issued pass-through certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty policy (the "Financial Guarantee Insurance Policy") insuring the payment of principal and interest due on the asset-backed securities.

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

     Consumer Protection Laws: Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, states' adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code (the "UCC") and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants (including retail installment contract obligors) on the basis of specific enumerated criteria. Creditors are also required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved. The rules of the Federal Trade Commission (the "FTC") limit the types of property a creditor may accept as collateral to secure a consumer obligation, and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the FTC's rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's guide which explains any applicable warranty coverage for such vehicles. Also, some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases these provisions could affect the Company's ability to enforce Contracts it purchases or originates.

EMPLOYEES

     The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal crossover of duties. At December 31, 2000, the Company had 896 full-time employees, none of whom were covered by collective bargaining agreements. The Company believes it has good relationships with its employees.

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

     - earnings before interest, depreciation and taxes coverage ratio; and

     - minimum cash on hand.

     We cannot assure you that our CP Facilities will be available to us or that they will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facilities when they expire, our results of operations, financial condition and cash flows could be materially and adversely affected.

WE DEPEND ON RESIDUAL FINANCING.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets ("RISA"). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations"). We typically use the RISA from each securitization as collateral to borrow cash to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experienced higher delinquency and loss ratios than expected, then the amount of money we could borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants.

WE DEPEND ON SECURITIZATIONS TO GENERATE REVENUE.

     We rely significantly upon securitizations to generate cash proceeds for repayment of our warehouse and our residual credit facilities and to create availability to purchase additional Contracts. Further, gain on sale of Contracts generated by our securitizations represents a significant portion of our revenues. Our ability to complete securitizations of our Contracts is affected by the following factors, among other things:

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

WE DEPEND ON CREDIT ENHANCEMENT.

     From inception through December 31, 2000, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. We cannot assure you that:

     - we will be able to continue to obtain credit enhancement in any form from our current provider;

     - we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

     - future securitizations will be similarly rated.

     We also rely on financial guarantee insurance policies to reduce our borrowing cost under the CP Facilities. If our current provider's credit rating is downgraded or if it withdraws our credit enhancement, we could be subject to higher interest costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

WE ARE SUBJECT TO INTEREST RATE FLUCTUATIONS.

     Our profitability is largely determined by the difference, or "spread," between the effective rate of interest received by us on the Contracts acquired and the interest rates payable under our credit facilities during the warehousing period and for securities issued in securitizations.

     Several factors affect our ability to manage interest rate risk. First, the Contracts are purchased or originated at fixed interest rates, while amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. Our policy is to increase the buy rates we issue to dealerships or, for the Contracts we originate, to increase rates we make available to consumers for Contracts in response to increases in our cost of funds during the warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by our competitors may limit our ability to pass through our increased costs of warehouse financing.

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

     We also have exposure to interest rate fluctuations under the Residual Lines. The interest rates are based on 30 day LIBOR and reset each month. In periods of increasing interest rates our cash flows, results of operations and financial condition could be adversely affected.

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

     Our servicing income can also be adversely affected by prepayment of or defaults under Contracts in the serviced portfolio. Our contractual servicing revenue is based on a percentage of the outstanding principal balance of such Contracts. Thus, if Contracts are prepaid or charged-off, then our servicing revenue will decline to the extent of such prepaid or charged-off Contracts.

     The gain on sale of Contracts recognized by us in each securitization and the value of the retained interest in securitized assets ("RISA") in each transaction reflects management's estimate of future credit losses and prepayments for the Contracts included in such securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceed those estimated, the value of the RISA would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. Our results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceed anticipated levels. If necessary, we would write-down the value of the RISA through a reduction to servicing fee income. Further, any write down of RISA could reduce the amount available to us under our Residual Lines, thus requiring us to pay down amounts outstanding under the facilities or provide additional collateral to cure the borrowing base deficiency.

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

     We are entitled to receive servicing income only while we act as servicer under the applicable sales and servicing agreements or pooling and servicing agreements. Under the CP Facilities our right to act as servicer can be terminated by our lender or financial insurer, upon the occurrence of certain events.

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

     Any significant decrease in our quarterly revenues could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE.

     Competition in the field of financing retail motor vehicle sales is intense. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, as well as banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than we do. Many of these competitors also have long-standing relationships with automobile dealerships, and offer dealerships or their customers other forms of financing or services not provided by us. Our ability to compete successfully depends largely upon our relationships with dealerships and the willingness of dealerships to offer those Contracts that meet our underwriting criteria to us for purchase. We cannot assure you that we will be able to continue to compete successfully in the markets we serve.

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

WE ARE SUBJECT TO SYSTEM RISKS

     The Company is currently in the process of converting from an external service provider for its loan accounting and collections system to an in-house system. If this process is not completed in a successful manner, or if issues with the in-house system arise in the future, we may be unable to fund Contracts and service the outstanding portfolio. The failure of this process could materially and adversely affect our results of operations, financial condition and cash flows.

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

WE ARE SUBJECT TO LITIGATION RISKS.

     We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry. Companies in the motor vehicle finance industry have been named as defendants in an increasing number of class action lawsuits brought by purchasers of motor vehicles claiming violation of various federal and state consumer credit and similar laws and regulations. We are defendants in three such consumer class action lawsuits, one of which was served on us in 2000. One such proceeding served in 1999, in which we are a defendant, has been brought as a putative class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. Another such proceeding, served in 2000, in which we are a defendant, was brought as a putative class action and is pending in the state of New Jersey. This case recently settled for a nominal amount and will be dismissed once the settlement documentation is finalized.

     In another such consumer class action, filed and served in 1999, pending in Orange County Superior Court in the state of California, and entitled Jason Bollinger v. Onyx Acceptance Corporation (Action number 807831), the plaintiffs alleged that the we sent defective post-repossession notices to certain California borrowers following the repossession or voluntary surrender of their vehicles. Without admitting liability, we entered into a settlement agreement with respect to this matter, and this agreement was approved by the court in October 2000. Under the terms of the settlement, we refunded certain amounts collected on deficiencies related to class members' accounts (in some instances, with interest) and paid a certain portion of the plaintiff's counsel fees and other amounts. Pursuant to the settlement, the monies from refund checks not cashed by the class members cannot be returned to the Company. In accordance with the settlement, these amounts shall be paid as follows: one-half to the plaintiff's counsel up to a negotiated cap, as an additional attorney's fee award, and the remainder to a non-profit youth soccer organization in Orange County, California where the Company's headquarters is located. One of the children of Mr. Hall, the Company's President and Chief Executive Officer, participates in this organization. Mr. Hall has also volunteered in certain capacities in this organization.

     On January 25, 2000, a putative class action complaint was filed against us and certain of our officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al, in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). We believe that our previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, we retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated our financial statements for 1996, 1997 and the first three fiscal quarters of 1998. In February 2001, an amended complaint was dismissed with prejudice by the court; the plaintiff has filed a notice of appeal.

     While we intend to vigorously defend ourselves against such proceedings there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

ITEM 2. PROPERTIES

     The Company did not own any real property at December 31, 2000. The Company's leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri collection center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood collection center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 3. LEGAL PROCEEDINGS

     As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company is currently a defendant in three consumer class action lawsuits. One such proceeding, served in 1999, in which the Company is a defendant, has been brought as a class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. Another such proceeding, served in 2000, in which the Company is a defendant, was brought as a putative class action and is pending in the state of New Jersey. This case recently settled for a nominal amount and will be dismissed once the settlement documentation is finalized.

     In another such consumer class action, filed and served in 1999, pending in Orange County Superior Court in the state of California, and entitled Jason Bollinger v. Onyx Acceptance Corporation (Action number 807831), the plaintiffs alleged that the Company sent defective post-repossession notices to certain California borrowers following the repossession or voluntary surrender of their vehicles. The Company, without admitting liability, entered into a settlement agreement with respect to this matter, and this agreement was approved by the court in October 2000. Under the terms of the settlement, the Company refunded certain amounts collected on deficiencies related to class members' accounts (in some instances, with interest) and paid a certain portion of the plaintiff's counsel fees and other amounts. Pursuant to the settlement, the monies from refund checks not cashed by the class members cannot be returned to the Company. In accordance with the settlement, these amounts shall be paid as follows: one-half to the plaintiff's counsel up to a negotiated cap, as an additional attorney's fee award, and the remainder to a non-profit youth soccer organization in Orange County, California where the Company's headquarters is located. One of the children of Mr. Hall, the Company's President and Chief Executive Officer, participates in this organization. Mr. Hall has also volunteered in certain capacities in this organization.

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al, in the U.S. District Court for the Central District of California (Case number SACV 00-0087
(GLT)(EEx)). The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for 1996, 1997 and the first three fiscal quarters of 1998. In February 2001, an amended complaint was dismissed with prejudice by the court; the plaintiff has filed a notice of appeal.

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

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
       PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the NASDAQ under the symbol "ONYX". The following table provides quarterly high and low closing prices for the Company's Common Stock for the years ended December 31, 2000 and December 31, 1999.

                                                              HIGH      LOW
                                                              -----    -----
1999
First quarter...............................................  $6.63    $5.19
Second quarter..............................................  $8.63    $5.75
Third quarter...............................................  $9.44    $6.69
Fourth quarter..............................................  $7.50    $6.00

2000
First quarter...............................................  $7.00    $5.00
Second quarter..............................................  $5.38    $3.38
Third quarter...............................................  $4.89    $3.50
Fourth quarter..............................................  $4.38    $2.63

     At March 23, 2001, there were approximately 1,421 beneficial holders of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings for its business and does not anticipate declaring or paying any dividends on the Common Stock in the foreseeable future. In addition, the Company's ability to declare or pay dividends is restricted by the terms of certain of its credit facilities.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                              1996        1997         1998          1999          2000
                                            --------    --------    ----------    ----------    ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Net interest income.....................  $  4,690    $  6,594    $   11,731    $   11,873    $    8,285
  Servicing fee income....................     3,236       9,189        16,663        28,877        47,543
  Gain on sale of contracts...............    15,251      19,586        36,417        53,920        45,029
                                            --------    --------    ----------    ----------    ----------
         Total revenues...................    23,177      35,369        64,811        94,670       100,857
                                            --------    --------    ----------    ----------    ----------
EXPENSES:
  Provision for credit losses.............       266         785         1,580         1,246           990
  Interest expense -- other...............       550       1,557         4,419         5,727         5,592
  Operating expenses......................    15,394      30,741        48,426        70,959        84,304
                                            --------    --------    ----------    ----------    ----------
         Total expenses...................    16,210      33,083        54,425        77,932        90,886
                                            --------    --------    ----------    ----------    ----------
  Income before income taxes..............     6,967       2,286        10,386        16,738         9,971
  Income taxes............................       851         984         4,310         6,946         4,136
                                            --------    --------    ----------    ----------    ----------
  Net income..............................  $  6,116    $  1,302    $    6,076    $    9,792    $    5,835
                                            ========    ========    ==========    ==========    ==========
  Net income per share of Common Stock:
    Basic.................................  $   1.19    $   0.22    $     0.99    $     1.59    $     1.03
    Diluted...............................  $   1.09    $   0.21    $     0.95    $     1.50    $     1.00
  Basic shares outstanding (in
    thousands)............................     5,159       6,000         6,112         6,174         5,657
  Diluted shares outstanding (in
    thousands)............................     5,585       6,294         6,425         6,514         5,811

OPERATING DATA:
  Contracts purchased during the period...  $319,840    $605,905    $1,038,535    $1,559,004    $1,671,703
  Number of contracts purchased during the
    period................................    26,244      50,214        86,150       127,628       131,648
  Contracts securitized during the
    period................................  $405,514    $527,276    $  911,760    $1,450,000    $1,720,000
  Number of active dealerships (at end of
    period)...............................     1,471       2,846         5,401         7,617         9,741
  Operating expenses as percentage of
    average serviced portfolio during the
    period(1).............................       4.9%        5.5%          4.7%          4.1%          3.4%

SELECTED PORTFOLIO DATA:
  Serviced portfolio (at end of period)...  $400,665    $757,277    $1,345,961    $2,133,460    $2,690,607
  Average serviced portfolio during the
    period(1).............................  $311,340    $563,343    $1,023,237    $1,728,875    $2,456,796
  Number of contracts in serviced
    portfolio
    (at end of period)....................    38,275      73,502       131,862       209,745       269,372
  Weighted average annual percentage rate
    (at end of period)(2).................     14.72%      14.66%        14.72%        14.77%        14.67%
  Delinquencies as a percentage of the
    dollar amount of serviced portfolio
    (at end of period)(3).................      2.03%       2.13%         2.54%         2.81%         4.14%
  Net charge-offs as a percentage of the
    average serviced portfolio during the
    period(1).............................      1.63%       2.03%         1.72%         1.85%         2.30%

                                                                   AS OF DECEMBER 31,
                                                 -------------------------------------------------------
                                                  1996        1997        1998        1999        2000
                                                 -------    --------    --------    --------    --------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents....................  $   603    $    991    $  1,929    $  5,190    $  3,130
  Contracts held for sale(4)...................   12,238      63,380     151,952     229,475     173,784
  Credit enhancement assets....................   37,144      71,736     112,953     142,884     146,013
  Total assets.................................   54,083     141,836     275,422     393,835     331,380
  Warehouse borrowings.........................   10,108      60,506     150,044     232,288     172,509
  Excess servicing and residual lines..........    2,500      30,000      49,556      55,880      41,138
  Subordinated debt............................        0           0      10,000      10,000      19,505
  Stockholders' equity.........................   36,358      37,717      43,824      53,108      55,593

---------------
(1) Averages are based on daily balances.

(2) The weighted averages are based on the serviced portfolio outstanding at the end of the period.

(3) Excludes repossessed inventory and accounts in bankruptcy.

(4) Contracts held for sale excludes dealer participation and allowance for credit losses. See Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $5.5 billion in Contracts and currently has an active dealer base of over 9,700 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers serving many regions of the United States.

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

     The following table illustrates the changes in the Company's Contract acquisition volume, total revenue, securitization activity and serviced portfolio during the past three fiscal years.

                         SELECTED FINANCIAL INFORMATION

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1999          2000
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Contracts purchased during year................  $1,038,535    $1,559,004    $1,671,703
Average monthly purchases during the year......      86,544       129,917       139,308
Gain on sale of contracts......................      36,417        53,920        45,029
Total revenue(1)...............................      64,811        94,670       100,857
Contracts securitized during the year..........     911,760     1,450,000     1,720,000
Serviced portfolio at year end.................   1,345,961     2,133,460     2,690,607

---------------
(1) Total revenue is comprised of net interest income, servicing fee income and gain on sale of contracts.

CONTRACTS PURCHASED AND SERVICED PORTFOLIO

     Since its inception, the Company has experienced continuing growth in its purchased volume of Contracts. Acquisition volume for the year ended December 31, 2000, was $1.7 billion compared to $1.6 billion for the year ended December 31, 1999, representing an increase of 6.25%. This growth in acquisition volume is attributable primarily to the opening of two new Auto Finance Centers in the first half of 2000.

     Contract purchases during the second half of the year slowed as management discontinued its branch expansion efforts after the second quarter. Management believes that the current market environment has become irrational due to increases in the offering of contract terms over 60 months on used cars and the increasing dollar amount of loan proceeds offered in excess of the value of the related financed vehicle. These factors, as well as the anticipated slowing of the economic environment, were considered by management and the decision was made to reduce the rate of growth in the Company. Management has focused its efforts on reviewing and utilizing automation tools to assist in the underwriting and credit review processes. The resulting enhancements to the front-end credit decision processes are expected to improve not only the speed of the decision but also the ability of our credit officers to make a decision that is acceptable. Management has also enhanced the post funding review process of the underwriting decision so that the process is more automated. Management will return to its expansion plans when it determines that the market environment has improved.

     The Company's increase in Contract acquisition volume has resulted in the growth in the Company's serviced portfolio. The serviced portfolio at December 31, 2000, was $2.7 billion compared to $2.1 billion at December 31, 1999, an increase of 28.5%.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The Company had net income of $5.8 million for the year ended December 31, 2000, compared to net income of $9.8 million and $6.1 million for the years ended December 31, 1999 and 1998, respectively. The decrease in net income from 1999 to 2000 is attributable to the interest rate spread compression experienced on Contracts securitized during the year coupled with an increase in the loan loss reserve rate. Off balance sheet reserves increased to 4.6% of the sold portion of the portfolio at December 31, 2000 compared to 4.4% at December 31, 1999. The weighted average gross spread for securitizations executed during the current year was 7.68% compared to 8.40% in 1999. The increase in net income from 1998 to 1999 is attributable to a 59% increase in the dollar volume of Contracts securitized, resulting in a 48% increase in gains on sales, higher servicing fee income due to an increase in the serviced portfolio and improvements in the cost structure of the Company.

     Net Interest Income. Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to purchase such Contracts.

     Net interest income declined by 30.2% to $8.3 million for 2000, from $11.9 million during 1999, and $11.7 million during 1998. The reduction in 2000 was principally due to the increase in the cost of warehouse borrowings during the year and a reduction in the average amount of Contracts held for sale. The weighted average cost of warehouse borrowings increased to 7.42% for 2000, compared to 6.32% and 6.72% for 1999 and 1998 respectively. Due to the prefunding structure of the securitizations executed during the current year, the average amount of Contracts held for sale during 2000 decreased to $159.2 million, compared to $163.4 million and $148.7 million in 1999 and 1998 respectively. A prefunded securitization reduces the time period that Contracts are held for sale. A prefunded structure allows the Company to mitigate its interest rate risk in a rising rate environment by locking in the rate for future fixed rate Contract acquisitions. Additionally, it permits the Company to time its securitizations earlier in the quarter when transaction volumes are lower, thus enabling the Company to take advantage of market conditions.

     Servicing Fee Income. Contractual servicing is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Excess servicing income is dependent upon the average excess spread on the Contracts sold and the performance of those Contracts. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

     Servicing fee income increased to $47.5 million for the year ended December 31, 2000, from $28.9 million for the year ended December 31, 1999, and from $16.7 million for the year ended December 31, 1998. The increase was primarily attributable to an increase in the size of the average sold portion of the serviced portfolio. For the year ended December 31, 2000, the size of the average sold portion of the serviced portfolio increased to $2.3 billion from $1.6 billion from $875.0 million for the same period in 1999 and 1998, respectively.

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

     The following table illustrates the net interest rate spread for each of the Company's securitizations:

                                                       SECURITIZATION TRANSACTIONS(4)
                                ----------------------------------------------------------------------------
                                               REMAINING      WEIGHTED    WEIGHTED
                                               BALANCE AT     AVERAGE     AVERAGE
                                 ORIGINAL     DECEMBER 31,    CONTRACT    INVESTOR      GROSS         NET
        SECURITIZATION           BALANCE          2000        RATE(1)     RATE(1)     SPREAD(2)    SPREAD(3)
        --------------          ----------    ------------    --------    --------    ---------    ---------
                                  (DOLLARS IN THOUSANDS)
1994-1 Grantor Trust..........  $   38,601    Paid in Full     13.75%       6.90%       6.85%        1.94%
1995-1 Grantor Trust..........     105,000    Paid in Full     14.94        7.00        7.94         1.86
1996-1 Grantor Trust..........     100,500    Paid in Full     15.07        5.40        9.67         3.83
1996-2 Grantor Trust..........      85,013    Paid in Full     14.84        6.40        8.44         3.61
1996-3 Grantor Trust..........     120,000    Paid in Full     14.54        6.45        8.09         3.14
1996-4 Grantor Trust..........     100,000    Paid in Full     14.80        6.20        8.60         3.28
1997-1 Grantor Trust..........      90,000    Paid in Full     13.86        6.55        7.31         2.78
1997-2 Grantor Trust..........     121,676    $    12,578      14.85        6.35        8.50         3.11
1997-3 Grantor Trust..........     149,600         20,990      14.77        6.35        8.42         3.30
1997-4 Grantor Trust..........     166,000         28,974      14.69        6.30        8.39         3.27
1998-1 Grantor Trust..........     173,000         36,131      14.91        5.95        8.96         3.40
1998-A Owner Trust............     208,759         52,023      14.73        5.87        8.86         3.34
1998-B Owner Trust............     250,000         77,662      14.73        5.78        8.95         3.18
1998-C Owner Trust............     280,000        101,015      14.89        5.72        9.17         3.51
1999-A Owner Trust............     310,000        124,786      14.33        5.73        8.60         3.44
1999-B Owner Trust............     350,000        168,046      14.65        5.86        8.79         3.54
1999-C Owner Trust............     400,000        225,096      14.82        6.62        8.20         2.86
1999-D Owner Trust............     390,000        242,737      15.01        6.90        8.11         2.87
2000-A Owner Trust............     430,000        306,436      14.86        7.26        7.60         2.67
2000-B Owner Trust............     450,000        354,162      15.18        7.29        7.89         2.64
2000-C Owner Trust............     440,000        383,311      15.16        7.18        7.98         2.52
2000-D Owner Trust............     400,000        379,460      13.95        6.76        7.19         1.73
                                ----------    ------------
         Total................  $5,158,149    $ 2,513,407
                                ==========    ============

---------------
(1) As of issue date.

(2) Difference between weighted average Contract rate and weighted average investor rate as of the issue date.

(3) Difference between weighted average Contract rate and weighted average investor rate, net of unearned dealer participation payments, underwriting costs, other issuance costs, servicing fees, estimated credit losses, ongoing financial guarantee insurance policy premiums, and the hedging gain or loss.

(4) The Company assumes an average prepayment speed of 1.75% per month of the original number of Contracts in the original pool balance ("ABS"), a discount rate ranging from 3.5% to 4.5% above the weighted average investor rate, and utilizes a lifetime loss rate ranging from 3.5% to 4.3% of the original balance, for all remaining securitizations.

     The Company completed four securitizations totaling $1.72 billion during the year ended December 31, 2000, resulting in gains on sale of Contracts of $45.0 million, compared to four securitizations totaling $1.45 billion, resulting in gains on sale of Contracts totaling $53.9 million, and four securitizations totaling $911.8 million and a whole loan sale of $15 million during the year ended December 31, 1998, resulting in gains on sale of Contracts of $36.4 million. These reductions in gains are in line with management's objective to become less reliant on the initial gain-on-sale accounting for its reported financial results.

     The reduction in the gain as a percentage of the Contracts securitized was attributable to a combined decrease in net interest rate spreads and an increase in credit loss assumptions during the year ended December 31, 2000. Annual loss assumptions for the second, third and fourth quarter securitizations of 2000 were increased from 2.30% to 2.55% to counter increased losses in the serviced portfolio. The average net interest rate spread on the 2000 securitizations was 2.41% compared to 3.15% in 1999 and 3.36% in 1998.

     The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities.

     During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations and recorded a loss of approximately $938,000, which approximated the costs in connection with the transaction. The proceeds of this transaction were used to pay down two of the Company's residual financing facilities and pay off another residual financing facility.

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

     The provision for credit losses was $989.5 thousand during 2000 compared to $1.2 million during 1999 and $1.6 million during 1998. The reduction in provision for credit losses in 2000 relative to 1999 was due primarily to a reduction in the year over year net change in Contracts held for sale. At year-end 2000, Contracts held for sale decreased by $55.7 million over year-end 1999, while at year-end 1999, Contracts held for sale increased $77.5 million over year-end 1998.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $46.3 million during the year ended December 31, 2000, compared to $40.0 million during the year ended December 31, 1999, and $26.8 million for the year ended December 31, 1998. In order to support the growth of its operations and the serviced portfolio, the number of employees increased from 526 at December 31, 1998, to 715 at December 31, 1999 and to 896 at December 31, 2000.

     System and Servicing Expense. System and servicing expense increased to $5.5 million, compared to $4.3 million and $2.1 million for the years end December 31, 2000, 1999 and 1998 respectively. Currently, the Company uses an external service provider for its loan accounting system. The charges associated with this provider are directly correlated to the number of Contracts serviced by the Company. The Company has acquired a loan accounting and collection system, and intends to bring these processes in-house in 2001. As of December 31, 2000, the Company serviced approximately 269,000 accounts, compared to approximately 210,000 accounts at year end 1999 and 132,000 accounts at year end 1998. The increases in systems and servicing expense also reflect higher consulting fees in connection with the customization of the Company's new loan accounting and collection system.

     Telephone and Data Line Expenses. Telephone and data line expenses remained relatively stable at approximately $6.0 million from $6.1 million and $4.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Although these charges generally increase with the growth of the serviced portfolio, the stability between 1999 and 2000 was primarily due to renegotiated contracts for long distance rates with certain carriers. Assuming no additional reduction in long distance rates, the Company expects these charges to increase relative to the continued growth of the serviced portfolio.

     Depreciation Expense. Depreciation expense increased to $4.4 million from $3.5 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. These increases are in line with the Company's continued investment in technology and infrastructure to support the growth of the serviced portfolio.

     Other Operating Expenses. Other operating expenses increased to $22.2 million for the year ended December 31, 2000, from $17.1 million for the year ended December 31, 1999, and from $13.3 million for the year ended December 31, 1998. The majority of the increases were due to the growth of the average serviced portfolio from $1.0 billion to $1.7 billion and $2.5 billion for the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, the Company opened new Auto Finance Centers during the years ended December 31, 2000, 1999 and 1998.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.5% for 1998 through 2000.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $173.8 million at December 31, 2000, compared to $229.5 million at December 31, 1999. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company's securitizations.

CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

                                                           AS OF DECEMBER 31,
                                                         ----------------------
                                                           1999         2000
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Trust receivable.......................................  $  5,713     $  7,510
RISA...................................................   137,171      138,503
                                                         --------     --------
          Total........................................  $142,884     $146,013
                                                         ========     ========

     Trust receivable represents servicer advances and initial deposits in spread accounts.

     RISA consists of the estimated present value of future servicing cash flows from related securitizations. Future servicing cash flows are computed by taking into account certain assumptions principally regarding prepayments, losses and servicing costs. These discounted cash flows are then discounted at a market-based rate until they are released from the spread account and received by the Company. The balance is then amortized against actual servicing fee income on a monthly basis. The following table provides historical data regarding the RISA. Included in RISA is restricted cash of $57.8 million and $35.8 million for the years ended December 31, 2000 and 1999, respectively. (See "Risk Factors")

                    RETAINED INTEREST IN SECURITIZED ASSETS

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         2000
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance......................................  $109,241     $137,171
Additions..............................................   101,586      109,173
Amortization...........................................   (72,704)     (61,229)
Sale of RISA...........................................                (49,924)
Change in unrealized loss on securities available for
  sale.................................................      (952)       3,312
                                                         --------     --------
Ending balance.........................................  $137,171     $138,503
                                                         ========     ========

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At December 31, 2000, delinquencies represented 4.14% of the amount of Contracts in its serviced portfolio compared to 2.81% at December 31, 1999, and 2.54% at December 31, 1998. Net charge-offs as a percentage of the average serviced portfolio were 2.30% for the year ended December 31, 2000, compared to 1.85% and 1.72% for the years ended December 31, 1999, and 1998, respectively. The levels of delinquencies at December 31, 2000, increased over December 31, 1999, primarily due to the transfer of certain east-coast accounts to the Hazelwood, Missouri, collection center before the staff was fully trained and capable of handling the additional work load. The increase in loan losses from 1999 to 2000 is attributable to the rise in delinquencies.

     In each of the last three years, management has increased its off balance sheet reserves as a percentage of the serviced portfolio sold. Reserves have increased from 4.31% at December 31, 1998, to 4.42% at December 31, 1999, to 4.62% at December 31, 2000. Off balance sheet reserves are those reserves established upon the sale of Contracts to the grantor and owner trusts in connection with securitized Contracts.

                DELINQUENCY EXPERIENCE OF THE SERVICED PORTFOLIO

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1999          2000
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Serviced portfolio.............................  $1,345,961    $2,133,460    $2,690,607
Delinquencies(1)(2) 30 - 59 days...............      25,357        36,886        71,681
60 - 89 days...................................       6,017        14,965        23,085
90+ days.......................................       2,751         8,113        16,748
          Total delinquencies as a percent of
            serviced portfolio.................        2.54%         2.81%         4.14%

---------------
(1) Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                 LOAN LOSS EXPERIENCE OF THE SERVICED PORTFOLIO

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1999          2000
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Number of contracts............................     131,862       209,745       269,372
Period end serviced portfolio..................  $1,345,961    $2,133,460    $2,690,607
Average serviced portfolio(1)..................  $1,023,237    $1,728,875    $2,456,796
Number of gross charge-offs....................       3,761         6,398        10,091
Gross charge-offs..............................  $   20,640    $   37,024    $   66,850
Net charge-offs(2).............................  $   17,618    $   31,963    $   56,449
Net charge-offs as a percent of average
  serviced portfolio...........................        1.72%         1.85%         2.30%
On and off balance sheet reserves as a percent
  of period end serviced portfolio.............        3.87%         4.00%         4.36%

---------------
(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the monthly performance of each of the securitized pools outstanding for the period from the date of securitization through December 31, 2000.

                                                                  TRUST:
        ---------------------------------------------------------------------------------------------------------------------------
MONTH   96-1   96-2   96-3   96-4   97-1   97-2   97-3   97-4   98-1   98-A   98-B   98-C   99-A   99-B   99-C   99-D   00-A   00-B
-----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
  1     0.00%  0.01%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%
  2     0.03%  0.07%  0.02%  0.02%  0.00%  0.00%  0.00%  0.00%  0.01%  0.01%  0.00%  0.02%  0.00%  0.00%  0.01%  0.00%  0.00%  0.00%
  3     0.05%  0.20%  0.07%  0.05%  0.03%  0.02%  0.02%  0.01%  0.02%  0.03%  0.02%  0.02%  0.02%  0.03%  0.03%  0.01%  0.02%  0.02%
  4     0.11%  0.33%  0.16%  0.14%  0.06%  0.07%  0.09%  0.04%  0.08%  0.07%  0.08%  0.04%  0.05%  0.07%  0.06%  0.04%  0.04%  0.04%
  5     0.23%  0.46%  0.43%  0.24%  0.13%  0.22%  0.13%  0.11%  0.14%  0.14%  0.19%  0.15%  0.11%  0.14%  0.16%  0.09%  0.11%  0.10%
  6     0.40%  0.78%  0.54%  0.38%  0.26%  0.32%  0.24%  0.20%  0.24%  0.23%  0.33%  0.27%  0.21%  0.27%  0.28%  0.15%  0.18%  0.17%
  7     0.69%  0.98%  0.74%  0.53%  0.37%  0.59%  0.36%  0.28%  0.40%  0.37%  0.45%  0.46%  0.35%  0.43%  0.47%  0.24%  0.37%  0.30%
  8     0.82%  1.15%  0.97%  0.81%  0.52%  0.80%  0.47%  0.43%  0.53%  0.42%  0.61%  0.57%  0.49%  0.60%  0.64%  0.43%  0.63%  0.44%
  9     0.93%  1.39%  1.13%  0.98%  0.60%  0.91%  0.62%  0.55%  0.68%  0.51%  0.82%  0.74%  0.63%  0.85%  0.83%  0.59%  0.87%  0.67%
 10     1.15%  1.52%  1.32%  1.18%  0.76%  1.07%  0.73%  0.72%  0.85%  0.70%  0.95%  0.94%  0.81%  1.07%  1.09%  0.76%  1.05%
 11     1.25%  1.69%  1.47%  1.43%  0.92%  1.26%  0.81%  0.87%  1.04%  0.85%  1.10%  1.12%  1.04%  1.34%  1.31%  0.99%  1.27%
 12     1.47%  1.94%  1.60%  1.63%  1.02%  1.42%  0.94%  0.95%  1.20%  1.01%  1.20%  1.30%  1.29%  1.56%  1.47%  1.20%
 13     1.65%  2.08%  1.77%  1.73%  1.13%  1.58%  1.10%  1.08%  1.33%  1.17%  1.36%  1.54%  1.49%  1.79%  1.62%  1.41%
 14     1.79%  2.34%  1.94%  1.87%  1.23%  1.68%  1.23%  1.19%  1.46%  1.37%  1.48%  1.73%  1.72%  1.90%  1.77%  1.52%
 15     2.02%  2.52%  2.09%  2.07%  1.40%  1.80%  1.38%  1.36%  1.61%  1.48%  1.64%  1.90%  1.90%  2.08%  2.00%  1.70%
 16     2.25%  2.76%  2.27%  2.23%  1.56%  1.97%  1.58%  1.42%  1.71%  1.59%  1.89%  2.10%  2.10%  2.23%  2.08%
 17     2.43%  2.89%  2.42%  2.33%  1.68%  2.10%  1.68%  1.52%  1.88%  1.76%  2.05%  2.28%  2.26%  2.42%  2.29%
 18     2.59%  3.10%  2.57%  2.49%  1.75%  2.23%  1.77%  1.64%  2.01%  1.96%  2.22%  2.51%  2.46%  2.63%
 19     2.77%  3.14%  2.70%  2.62%  1.85%  2.35%  1.91%  1.75%  2.17%  2.07%  2.37%  2.71%  2.59%  2.71%
 20     2.93%  3.30%  2.83%  2.73%  1.92%  2.48%  2.04%  1.85%  2.25%  2.25%  2.50%  2.83%  2.71%  2.89%
 21     3.06%  3.47%  2.94%  2.84%  1.98%  2.59%  2.11%  1.97%  2.41%  2.37%  2.67%  2.95%  2.83%
 22     3.15%  3.60%  3.00%  2.93%  2.09%  2.72%  2.20%  2.08%  2.52%  2.48%  2.79%  3.08%  2.88%
 23     3.21%  3.70%  3.08%  3.02%  2.17%  2.81%  2.31%  2.12%  2.63%  2.65%  2.92%  3.25%  3.03%
 24     3.28%  3.81%  3.17%  3.10%  2.22%  2.85%  2.41%  2.23%  2.75%  2.76%  3.06%  3.39%
 25     3.40%  3.93%  3.28%  3.22%  2.31%  2.93%  2.51%  2.36%  2.86%  2.81%  3.14%  3.45%
 26     3.43%  4.06%  3.38%  3.29%  2.38%  2.96%  2.59%  2.41%  2.98%  2.95%  3.23%  3.57%
 27     3.55%  4.13%  3.43%  3.39%  2.44%  3.09%  2.71%  2.52%  3.06%  2.99%  3.28%
 28     3.60%  4.22%  3.54%  3.46%  2.50%  3.17%  2.79%  2.55%  3.15%  3.03%  3.35%
 29     3.73%  4.23%  3.59%  3.58%  2.55%  3.22%  2.92%  2.62%  3.19%  3.12%
 30     3.75%  4.29%  3.69%  3.61%  2.63%  3.26%  2.94%  2.71%  3.26%  3.13%
 31     3.79%  4.31%  3.77%  3.64%  2.67%  3.33%  3.01%  2.77%  3.33%  3.18%
 32     3.85%  4.33%  3.75%  3.72%  2.73%  3.39%  3.04%  2.81%  3.40%
 33     3.88%  4.37%  3.77%  3.74%  2.77%  3.48%  3.08%  2.85%  3.42%
 34     3.90%  4.39%  3.79%  3.77%  2.84%  3.51%  3.11%  2.88%  3.46%
 35     3.94%  4.39%  3.81%  3.79%  2.86%  3.54%  3.20%  2.93%
 36     3.94%  4.42%  3.83%  3.81%  2.85%  3.55%  3.21%  2.91%
 37     3.94%  4.42%  3.84%  3.83%  2.89%  3.56%  3.23%  2.94%
 38     3.97%  4.43%  3.88%  3.85%  2.91%  3.56%  3.24%
 39     3.99%  4.45%  3.92%  3.89%  2.96%  3.58%  3.25%
 40     3.96%  4.46%  3.92%  3.89%  2.99%  3.58%  3.27%
 41     3.96%  4.45%  3.92%  3.89%  3.01%  3.58%
 42     3.95%  4.45%  3.91%  3.89%  3.00%  3.59%
 43     3.96%  4.45%  3.91%  3.89%  2.99%  3.60%
 44     3.94%  4.48%  3.91%  3.87%  3.00%
 45     3.97%  4.49%  3.90%  3.87%  3.01%
 46     3.95%  4.52%  3.89%  3.88%
 47     3.92%  4.51%  3.90%  3.86%
 48     3.90%  4.49%  3.90%  3.86%
 49     3.89%  4.50%  3.89%
 50     3.86%  4.46%  3.89%
 51     3.86%  4.44%  3.88%
 52     3.84%  4.43%
 53     3.84%
 54     3.83%
 55     3.83%
 56     3.83%

         TRUST:
       -----------
MONTH  00-C   00-D
-----  ----   ----
  1    0.00%  0.00%
  2    0.00%  0.00%
  3    0.01%
  4    0.03%
  5    0.06%
  6    0.11%
  7
  8
  9
 10
 11
 12
 13
 14
 15
 16
 17
 18
 19
 20
 21
 22
 23
 24
 25
 26
 27
 28
 29
 30
 31
 32
 33
 34
 35
 36
 37
 38
 39
 40
 41
 42
 43
 44
 45
 46
 47
 48
 49
 50
 51
 52
 53
 54
 55
 56

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

     Cash provided by operating activities was $73.6 million for the year ended December 31, 2000, compared to $80.3 million used for the year ended December 31, 1998 and $113.6 million used in 1999. The increase in cash provided by operating activities during the current year was primarily due to the securitization of the residual cash flows from 15 of the Company's then outstanding securitizations in March 2000, the proceeds of which were used to pay down two of the Company's residual financing facilities and pay off a third residual financing facility. Cash used in investing activities was $4.6 million for the twelve months ended December 31, 2000, compared to $5.4 million for the twelve months ended December 31, 1999, and $3.8 million for the twelve months ended December 31, 1998. Higher than normal capital acquisitions during 1999 related to a general reduction in the use of the Company's capital lease lines and the relocation of the Company's corporate headquarters contributed to the increase during 1999 compared to 2000 and 1998. Cash used in financing activities was $71.1 million for the twelve months ended December 31, 2000, compared to $89.0 million provided by financing activities in 1999 and $118.4 million in 1998. The reduction in the Company's outstanding residual financing facilities in connection with the securitization of its residual cash flows and the repurchase a portion of the Company's outstanding common stock led to the overall increase in cash used in financing activities.

     CP Facilities: As of December 31, 2000, the Company was party to two primary Contract warehousing programs (the "CP Facilities"), one a $355 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A Facility and Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility was renewed in August 2000, and expires in August 2001, but may be renewed at the option of the lender. The Triple-A Facility was renewed in September 2000. The Capacity of this line was reduced by $20.0 million to $355.0 million. The reduction was the result of a merger of one of the liquidity banks, and is not considered significant to ongoing operations, as the Company has excess borrowing capacity. This facility will expire in September 2001 but may be renewed at the option of the lender.

     The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings.

     The Residual Lines: The Company, through Fundco, has three residual financing facilities: a $20.0 million facility with Merrill Lynch International ("MLI") executed in May 2000, which replaced a prior residual financing facility with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), and a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC"). The Company also executed a residual financing facility in October 2000 in the amount of $35.0 million with Credit Suisse First Boston (Europe) Limited, as buyer ("CSFB-Europe"), and Credit Suisse First Boston Corporation, as agent ("CSFB"). The line will be used as an additional liquidity source to fund ongoing operations. (The SBRC facility together with the facility with MLI, and the newest facility with CSFB-Europe described above are sometimes referred to herein as the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLI has a one year term expiring in May 2001, but may be renewed at the option of the lender. Each loan under the SBRC line or the CSFB-Europe line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

     Subordinated Debt: As of December 31, 2000, the Company had outstanding approximately $19.5 million of subordinated debt. A portion of this amount is being amortized through February 2003. During the second quarter of 2000, the Company issued $12.0 million in subordinated debt with a stated interest rate of 12.5% and a maturity of June 2006.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2000.

     Stock Repurchase: On May 31, 2000, the Company's Board of Directors authorized a stock repurchase program to purchase up to $7,500,000 of the Company's Common Stock, based on its view that the market value of the Company was not adequately reflected in the share price as traded on the Nasdaq National Market. As of December 31, 2000, 1,200,254 shares had been repurchased under the program for an aggregate amount of $5.3 million.

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

SECURITIZATIONS

     Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.72 billion in 2000.

     During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility.

     The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Since 1994, the Company has securitized $5.2 billion of its Contracts in 22 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust which issued pass-through certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty policy (the "Financial Guarantee Insurance Policy") insuring the payment of principal and interest due on the asset-backed securities.

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

     In the first quarter of 2001, the Company securitized Contracts in the amount of $400.0 million.

INTEREST RATE EXPOSURE AND HEDGING

     The Company is able through the use of varying maturities on advances from the CP Facilities to lock in rates during the warehousing period, when in management's judgment it is appropriate to limit interest rate exposure during such warehousing period (See "Risk Factors -- Interest Rate Risk").

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and 138. SFAS 133 establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2001. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company. Management expects the adoption of these new accounting standards will result in a one-time cumulative after-tax reduction in accumulated other comprehensive income of approximately $840,000 as of January 1, 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

     In July 2000, the Emerging Issues Task Force reached consensus on Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 140. The amount of accretable yield should not be displayed in the balance sheet. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarter beginning after March 15 2001. The Company is presently assessing the effect of Issue No. 99-20 on the consolidated financial statements of the Company.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FAS 125." This Statement replaces FAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted FAS 140 for disclosure purposes and is presently assessing the effect of FAS 140 on the consolidated financial statements of the Company.

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

     The Company remitted cash payments, net of expenses, of approximately $1.2 million in 2000, received cash payments net of expenses of $1.8 million in 1999 and made cash payments, net of expenses, of $3.9 million in 1998 to settle forward interest rate swap agreements. These amounts were included in the gain on sale of Contracts in securitization transactions. Cash payments are recovered over time through a higher gross interest rate spread on the related securitization transaction, while cash receipts are offset through a lower gross interest rate spread on the related securitization transaction. As of December 31, 2000, the Company had $225.0 million of forward interest rate swap agreements outstanding.

     The table below provides information about the Company's derivative financial instruments by expected maturity date as of December 31, 2000 (dollars in thousands). Notional amounts, which are used to calculate the contractual payments to be exchanged under the agreements, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company's exposure to loss through its use of the agreements.

    YEARS ENDED DECEMBER 31,        2001        2002        2003        2004        2005      FAIR VALUE
    ------------------------      ---------   ---------   ---------   ---------   ---------   ----------
Interest Rate Swaps:
  Average Notional Amounts
     ($000's)...................   $184,766    $147,656     $91,406     $35,156        $391    ($1,400)
  Average interest rate paid....       5.99%       5.99%       5.99%       5.99%       5.99%
  Average interest rate
     received...................   Variable    Variable    Variable    Variable    Variable

     There can be no assurance that the Company's strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company's profitability.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and officers of the Company is incorporated herein by reference to the descriptions set forth under the captions "Election of Directors", "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders currently expected to be held May 31, 2001 (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the descriptions to be set forth under the caption "Executive Compensation" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information to be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information to be set forth under the caption "Certain Transactions and Related Transactions" in the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

     The Company's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Statements of Financial Condition as of
  December 31, 2000 and 1999................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

(a)(2) EXHIBITS

     The following Exhibits are attached hereto and incorporated herein by reference.

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1     Certificate of Incorporation of the Company.(1)
      3.2     Bylaws of the Company.(1)
      4.1     Rights Agreement dated as of July 8, 1997, between the
              Company and American Stock Transfer and Trust Company, as
              Rights Agent (which includes the form of Certificate of
              Designation for the Series A Participating Preferred Stock
              and the form of Rights Certificate of the Company.(3)
     10.1     Form of Indemnification Agreement of the Company.(1)
     10.2     Second Amended and Restated 1994 Stock Option Plan.(1)
     10.3     Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.(1)
     10.4     Form of Stock Option Agreement under Second Amended and
              Restated 1994 Option Plan.(1)
     10.5     Form of Stock Purchase Agreement under Second Amended and
              Restated 1994 Stock Option Plan.(1)
     10.6     1994 Special Performance Option Grant Plan.(1)
     10.7     Form of Notice of Grant of Stock Option under 1994 Special
              Performance Option Grant Plan.(1)
     10.8     Form of Stock Option Agreement under 1994 Special
              Performance Option Grant Plan.(1)
     10.9     Form of Stock Purchase Agreement under 1994 Special
              Performance Option Grant Plan.(1)
     10.10    Third Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27,
              1995.(1)
     10.11    Senior Subordinated Note and Warrant Purchase Agreement
              between and among Onyx Acceptance Corporation, Capital
              Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November 17, 1994.(1)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.12    Warrant to purchase Common Stock in favor of Capital
              Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)
     10.13    Warrant to purchase Common Stock in favor of Dominion Fund
              III, L.P. from Onyx Acceptance Corporation dated as of
              November 17, 1994.(1)
     10.14    Amended and Restated Co-Sale and First Refusal Agreement
              between and among Onyx Acceptance Corporation and the
              Shareholders identified therein dated as of November 17,
              1994.(1)
     10.15    Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the
              Management Holders identified therein dated as of November
              17, 1994.(1)
     10.16    Amended and Restated Voting Agreement between and among Onyx
              Acceptance Corporation and the Shareholders identified
              therein dated as of November 17, 1994.(1)
     10.17    Triple-A One Funding Corporation Note in favor of Onyx
              Acceptance Financial Corporation from Triple-A One Funding
              Corporation dated as of September 12, 1994.(1)
     10.18    Seller Note in favor of Onyx Acceptance Corporation from
              Onyx Acceptance Financial Corporation dated September 12,
              1994.(1)
     10.19    Subordinated Note in favor of Onyx Acceptance Corporation
              from Onyx Acceptance Financial Corporation dated September
              12, 1994.(1)
     10.20    Sublease and Administrative Services Agreement between Onyx
              Acceptance Corporation and Onyx Acceptance Financial
              Corporation dated as of September 8, 1994.(1)
     10.21    Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of
              September 1, 1994.(1)
     10.22    Corporate Separateness Agreement between Onyx Acceptance
              Corporation and Onyx Acceptance Financial Corporation dated
              September 8, 1994.(1)
     10.23    Amendment Number One to Security Agreement, Subordinated
              Security Agreement, Sale and Servicing Agreement and
              Definitions List between and among Onyx Acceptance Financial
              Corporation, Onyx Acceptance Corporation, Triple-A One
              Funding Corporation and Capital Markets Assurance
              Corporation dated March 1, 1995.(1)
     10.24    First Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December
              15, 1994.(1)
     10.25    Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated January 7, 1994.(1)
     10.26    Warrant to purchase Series A Preferred Stock in favor of
              Comdisco, Inc. from Onyx Acceptance Corporation dated as of
              January 7, 1994.(1)
     10.27    Warrant to purchase Common Stock in favor of Lighthouse
              Capital Partners from Onyx Acceptance Corporation dated
              November 3, 1995.(1)
     10.28    Master Lease Agreement between Lighthouse Capital Partners and Onyx Acceptance Corporation dated November 3, 1995.(1)
     10.29    Second Amendment to Amended and Restated Investors' Rights
              Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3,
              1995.(1)
     10.30    Agreement for On-Line Services between On-Line Computer
              Systems, Inc. and Onyx Acceptance Corporation dated as of
              November 19, 1993.(1)
     10.31    Agreement for On-Line Service between On-Line Computer
              Systems, Inc. and Onyx Acceptance Financial Corporation
              dated as of September 7, 1994.(1)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.32    Option Agreement between Onyx Acceptance Corporation and
              John W. Hall dated as of December 20, 1994.(1)
     10.33    Promissory Note in favor of Onyx Acceptance Corporation from
              John Hall dated as of December 20, 1994.(1)
     10.34    Option Agreement between Onyx Acceptance Corporation and
              Brian MacInnis dated as of December 20, 1994.(1)
     10.35    Promissory Note in favor of Onyx Acceptance Corporation from
              Brian MacInnis dated as of December 20, 1994.(1)
     10.36    Stock Purchase Agreement between and among Brian MacInnis
              and certain Investors identified therein dated as of June 7,
              1995.(1)
     10.37    Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7,
              1995.(1)
     10.38    Sublease Agreement between Onyx Acceptance Corporation and
              AT&T Resource Management Corporation dated as of August 31,
              1993.(1)
     10.39    Office Space Lease (Master Lease) between and among The
              Irvine Company and American Telephone and Telegraph Company
              dated as of April 29, 1987.(1)
     10.40    First Amendment to Sublease between and among AT&T Resource
              Management Corporation and Onyx Acceptance Corporation dated as of September 1, 1993.(1)
     10.41    Onyx Acceptance Corporation 401(k) Plan dated January 1,
              1994.(1)
     10.42    Pooling and Servicing Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and
              Bankers Trust Company dated as of January 1, 1996.(1)
     10.43    Underwriting Agreement between Onyx Acceptance Financial
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated dated January 31, 1996.(1)
     10.44    Indemnification Agreement by and among Capital Markets
              Assurance Corporation, Onyx Acceptance Corporation, Onyx
              Acceptance Financial Corporation and Merrill Lynch, Pierce,
              Fenner & Smith Incorporated dated January 31, 1996.(1)
     10.45    Indemnification Agreement by and between Onyx Acceptance
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated dated as of January 31, 1996.(1)
     10.46    Subordination and Intercreditor Agreement by and among State
              Street Bank and Trust Company, The First National Bank of
              Boston, Capital Resource Lenders II, L.P., Dominion Fund III
              and Onyx Acceptance Corporation dated as of January 31,
              1996.(1)
     10.47    1996-1 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of February 6, 1996.(1)
     10.48    Form of Dealer Agreement Non-Recourse (U) between Dealership and Onyx Acceptance Corporation.(1)
     10.49    Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx Acceptance Corporation.(1)
     10.50    1996 Stock Option/Stock Issuance Plan.(1)
     10.51    1996-2 Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company of New York dated May
              17, 1996.(1)
     10.52    1996-2 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of May 17, 1996.(1)
     10.53    Underwriting Agreement between Onyx Acceptance Financial
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, dated May 10, 1996.(1)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.54    1996-3 Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company of New York dated
              September 17, 1996.(1)
     10.55    1996-3 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) as of September 17, 1996.(1)
     10.56    Underwriting Agreement between Onyx Acceptance Financial
              Corporation and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, dated as of September 13, 1996.(1)
     10.57    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-1 Grantor Trust.(2)
     10.58    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner &
              Smith Incorporated in connection with 1997-1 Grantor
              Trust.(2)
     10.59    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation, and Bankers Trust Company in connection with
              1997-2 Grantor Trust.(4)
     10.60    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation, Merrill Lynch, Pierce, Fenner & Smith
              Incorporated in connection with 1997-2 Grantor Trust.(4)
     10.61    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-3 Grantor Trust.(5)
     10.62    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation and Merrill Lynch, Pierce, Fenner &
              Smith Incorporated in connection with 1997-3 Grantor
              Trust.(5)
     10.63    1997-4 Spread Account Trust Agreement between Onyx
              Acceptance Financial Corporation and Bankers Trust
              (Delaware) dated as of December 12, 1997.(6)
     10.64    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Financial Corporation, Onyx Acceptance
              Corporation and Bankers Trust Company in connection with
              1997-4 Onyx Acceptance Grantor Trust.(6)
     10.65    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and
              Merrill Lynch & Co. in connection with 1997-4 Onyx
              Acceptance Grantor Trust.(6)
     10.66    Term Loan Agreement by and between Bay View Capital
              Corporation and Onyx Acceptance Corporation dated February
              24, 1998.(7)
     10.67    Master Repurchase Agreement Annex by and between Merrill
              Lynch Mortgage Capital Inc. and Onyx Acceptance Financial
              Corporation dated February 4, 1998.(7)
     10.68    Master Assignment Agreement by and between Merrill Lynch
              Mortgage Capital Inc. and Onyx Acceptance Financial
              Corporation dated February 4, 1998.(7)
     10.69    Second Amendment to Master Assignment Agreement between Onyx
              Acceptance funding Corporation and Merrill Lynch Mortgage
              Capital Inc. dated July 7, 1999.(15)
     10.70    Amended and Restated Residual Interest in Securitized Assets
              Revolving Credit Agreement dated June 12, 1998 by and among
              Onyx Acceptance Corporation, State Street Bank and Trust
              Company, BankBoston and The Travelers Insurance Company.(8)
     10.71    Second Amendment to Loan Agreement and Pledge and Security
              Agreement by and among Onyx Acceptance Corporation, State
              Street Bank and Trust Company, BankBoston and The Travelers
              Insurance Company dated August 9, 1999.(15)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.72    Amended and Restated Pledge and Security Agreement dated
              June 12, 1998 by and among Onyx Acceptance Corporation,
              State Street Bank and Trust Company, BankBoston and The
              Travelers Insurance Company.(8)
     10.73    First Amendment to Loan Agreement and Confirmation of Pledge
              and Security Agreement dated June 29, 1999.(14)
     10.74    Amended and Restated Sale and Servicing Agreement between
              Onyx Acceptance Corporation and Onyx Acceptance Financial
              Corporation dated as of September 4, 1998.(9)
     10.75    Amended and Restated Triple-A One Funding Corporation Credit
              Agreement between and among Onyx Acceptance Financial
              Corporation, Triple-A One Funding Corporation, CapMAC
              Financial Services, Inc. and Capital Markets Assurance
              Corporation dated as of September 4, 1998.(9)
     10.76    Amended and Restated Triple-A One Funding Corporation
              Security Agreement between and among Onyx Acceptance
              Financial Corporation, Triple-A One Funding Corporation and
              Capital Markets Assurance Corporation dated as of September
              4, 1998.(9)
     10.77    Amended and Restated Subordinated Security Agreement between
              Onyx Acceptance Corporation and Onyx Acceptance Financial
              Corporation dated as of September 4, 1998.(9)
     10.78    Amended and Restated Insurance and Indemnity Agreement
              between and among Onyx Acceptance Corporation, Capital
              Markets Assurance Corporation, Onyx Acceptance Financial
              Corporation and Triple-A One Funding Corporation dated as of
              September 4, 1998.(9)
     10.79    Master Loan Agreement between Onyx Acceptance Financial
              Corporation and Salomon Brothers Realty Corp. dated
              September 3, 1998.(9)
     10.80    Form of Pooling and Servicing Agreement between Onyx
              Acceptance Corporation, Onyx Acceptance Financial
              Corporation, and Bankers Trust Company in connection with
              the 1998-1 Onyx Acceptance Grantor Trust.(10)
     10.81    Form of Underwriting Agreement between Onyx Acceptance
              Financial Corporation, Onyx Acceptance Corporation and
              Merrill Lynch & Co. in connection with the 1998-1 Onyx
              Acceptance Grantor Trust.(10)
     10.82    Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation, and
              Chase Manhattan Bank in connection with the Onyx Acceptance
              Owners Trust 1998-A.(11)
     10.83    Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation, and
              Chase Manhattan Bank in connection with the Onyx Acceptance
              Owners Trust 1998-B.(11)
     10.84    Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1998-C.(11)
     10.85    Amendment Number One dated December 22, 1998 to Amended and
              Restated Onyx Warehouse Facility and Assignment and
              Assumption Agreement.(12)
     10.86    Amendment No. 2 to the Amended and Restated Onyx Warehouse
              Facility effective as of March 30, 1999 by and among Onyx
              Acceptance Corporation, Onyx Acceptance Financial
              Corporation, Triple-A One Funding Corporation, Capital
              Markets Assurance Corporation, CapMAC Financial Services,
              Inc. and MBIA Insurance Corporation.(13)
     10.87    Sale and Servicing Agreement between Onyx Acceptance
              Corporation as Seller and Servicer and Onyx Acceptance
              Receivables Corporation, as Purchaser, dated August 9,
              1999.(15)
     10.88    Security Agreement between Onyx Acceptance Receivables
              Corporation and The Chase Manhattan Bank as Funding Agent,
              dated August 9, 1999.(15)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.89    Subordinated Security Agreement between Onyx Acceptance
              Receivables Corporation, and Onyx Acceptance Corporation,
              dated August 9, 1999.(15)
     10.90    Asset Purchase Agreement between Park Avenue Receivables
              Corporation and The Chase Manhattan Bank and Onyx Acceptance
              Receivables Corporation, dated August 9, 1999.(15)
     10.91    Funding Agreement between Onyx Acceptance Receivables
              Corporation and Park Avenue Receivables Corporation and The
              Chase Manhattan Bank, dated August 9, 1999.(15)
     10.92    Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1999-A.(16)
     10.93    Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1999-B.(17)
     10.94    Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1999-C.(18)
     10.95    Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and Chase
              Manhattan Bank in connection with the Onyx Acceptance Owners
              Trust 1999-D.(19)
     10.96    Consent and Amendment Agreement between and among Onyx
              Acceptance Corporation and State Street Bank and Trust
              Company, BankBoston and the Travelers Insurance Company.(15)
     10.97    Sale and Assignment Agreement dated March 29, 2000 among
              Onyx Acceptance Residual Funding Owner Trust 2000-A as
              Issuer, Onyx Acceptance Financial Corporation as Seller, and
              The Chase Manhattan Bank as Indenture Trustee and as Trust
              Agent.(20)
     10.98    Indenture dated March 29, 2000 between Onyx Acceptance
              Residual Funding Owner Trust 2000-A as Issuer, and The Chase
              Manhattan Bank, as Indenture Trustee.(20)
     10.99    Trust Agreement dated March 29, 2000 among Onyx Acceptance
              Financial Corporation, as Depositor, Bankers Trust as Owner
              Trustee and The Chase Manhattan Bank as Trust Agent.(20)
     10.100   Master Repurchase Agreement dated May 16, 2000, by and among
              Merrill Lynch International, Onyx Acceptance Funding
              Corporation, and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated acting as Agent.(20)
     10.101   Indenture dated as of April 17, 2000 between Onyx Acceptance
              Corporation, as Issuer and Bankers Trust Company, as
              Trustee.(21)
     10.102   Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and The
              Chase Manhattan Bank in connection with the Onyx Acceptance
              Owner Trust 2000-A.(22)
     10.103   Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and The
              Chase Manhattan Bank in connection with the Onyx Acceptance
              Owner Trust 2000-B.(23)
     10.104   Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and The
              Chase Manhattan Bank in connection with the Onyx Acceptance
              Owner Trust 2000-C.(24)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.105   Form of Sale and Servicing Agreement between Onyx Acceptance
              Corporation, Onyx Acceptance Financial Corporation and The
              Chase Manhattan Bank in connection with the Onyx Acceptance
              Owner Trust 2000-D.(25)
     10.106   Master Repurchase Agreement dated October 13, 2000 by and
              between Credit Suisse First Boston (Europe) Limited, as
              buyer, Credit Suisse First Boston Corporation, as Agent and
              Onyx Acceptance Funding Corporation, as Seller*
     21.1     Subsidiaries of the Registrant.*
     23.1     Consent of Independent Accountants.*

---------------
   * Filed herewith

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-00680).

 (2) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-1 (Registration No. 333-22301).

 (3) Incorporated by reference from the Company's Current Report on Form 8-K dated July 8, 1997. (File No. 000-28050).

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

(16) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated March 11, 1999. (File No. 333-28893).

(17) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated May 28, 1999. (File No. 333-28893).

(18) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated September 14, 1999. (File No. 333-28893).

(19) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated November 12, 1999. (File No. 333-28893).

(20) Incorporated by reference from the Company's Form 10-Q quarterly period ended June 30, 2000. (File No. 000-28050).

(21) Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 2000 (File No. 333-92573).

(22) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated February 28, 2000. (File No. 333-92245).

(23) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated April 28, 2000. (File No. 333-92245).

(24) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated July 27, 2000. (File No. 333-92245).

(25) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated November 16, 2000. (File No. 333-92245).

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ THOMAS C. STICKEL                       Chairman of the Board       March 30, 2001
-----------------------------------------------------           of Directors
                  Thomas C. Stickel

                  /s/ JOHN W. HALL                       President, Chief Executive     March 30, 2001
-----------------------------------------------------       Officer and Director
                    John W. Hall                            (Principal Executive
                                                                  Officer)

                /s/ G. BRADFORD JONES                             Director              March 30, 2001
-----------------------------------------------------
                  G. Bradford Jones

                /s/ C. THOMAS MEYERS                              Director              March 30, 2001
-----------------------------------------------------
                  C. Thomas Meyers

                  /s/ DON P. DUFFY                        Executive Vice President,     March 30, 2001
-----------------------------------------------------      Chief Financial Officer
                    Don P. Duffy                                and Director,
                                                          (Principal Financial and
                                                             Accounting Officer)

                          ONYX ACCEPTANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Statements of Financial Condition as of
  December 31, 2000 and 1999................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Onyx Acceptance Corporation

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Onyx Acceptance Corporation and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 1, 2001

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents...................................  $  3,130    $  5,190
Contracts held for sale (net of allowance)..................   170,755     229,992
Credit enhancement assets, at fair value....................   146,013     142,884
Furniture and equipment (net of accumulated depreciation)...     7,079       6,642
Other assets................................................     4,403       9,127
                                                              --------    --------
          Total Assets......................................  $331,380    $393,835
                                                              ========    ========
LIABILITIES
Accounts payable............................................  $ 22,706    $ 21,067
Warehouse borrowings........................................   172,509     232,288
Excess servicing credit and residual lines..................    41,138      55,880
Subordinated debt...........................................    19,505      10,000
Capital lease obligations...................................       250         348
Accrued interest payable....................................       740       1,467
Other liabilities...........................................    18,939      19,677
                                                              --------    --------
          Total Liabilities.................................   275,787     340,727
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Common stock
  Par value $0.01 per share; authorized 15,000,000 shares;
     issued and outstanding 4,989,504 as of December 31,
     2000 and issued and outstanding 6,177,804 shares as of
     December 31, 1999......................................        50          62
  Additional paid in capital................................    32,601      37,892
  Retained earnings.........................................    21,550      15,715
Accumulated other comprehensive income (loss), net of tax...     1,392        (561)
                                                              --------    --------
     Total Equity...........................................    55,593      53,108
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $331,380    $393,835
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Interest income......................................  $   23,046    $   24,433    $   21,948
  Interest expense -- warehouse line...................      14,761        12,560        10,217
                                                         ----------    ----------    ----------
NET INTEREST INCOME....................................       8,285        11,873        11,731
  Gain on sale of contracts............................      45,029        53,920        36,417
  Servicing fee income.................................      47,543        28,877        16,663
                                                         ----------    ----------    ----------
TOTAL REVENUES.........................................     100,857        94,670        64,811
EXPENSES:
  Provision for credit losses..........................         990         1,246         1,580
  Interest expense -- other............................       5,592         5,727         4,419
Operating Expenses:
  Salaries and benefits................................      46,323        40,035        26,754
  Systems and servicing................................       5,452         4,259         2,089
  Telephone and data lines.............................       5,950         6,089         4,196
  Depreciation.........................................       4,379         3,482         2,106
  General and administrative expenses..................      22,200        17,094        13,281
                                                         ----------    ----------    ----------
TOTAL OPERATING EXPENSES...............................      84,304        70,959        48,426
                                                         ----------    ----------    ----------
TOTAL EXPENSES.........................................      90,886        77,932        54,425
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAXES.............................       9,971        16,738        10,386
  Income taxes.........................................       4,136         6,946         4,310
                                                         ----------    ----------    ----------
NET INCOME.............................................  $    5,835    $    9,792    $    6,076
                                                         ==========    ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK
  Basic................................................  $     1.03    $     1.59    $     0.99
  Diluted..............................................  $     1.00    $     1.50    $     0.95
                                                         ==========    ==========    ==========
Basic shares outstanding...............................   5,657,310     6,173,922     6,112,370
                                                         ==========    ==========    ==========
Diluted shares outstanding.............................   5,811,168     6,514,477     6,424,959
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                            COMMON STOCK     ADDITIONAL   RETAINED    COMPREHENSIVE        TOTAL
                                           ---------------    PAID IN     EARNINGS    INCOME (LOSS),   STOCKHOLDERS'
                                           SHARES   AMOUNT    CAPITAL     (DEFICIT)     NET OF TAX        EQUITY
                                           ------   ------   ----------   ---------   --------------   -------------
                                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1997.............   6,018    $ 60     $37,810      $  (153)                       $37,717
Issuance of Common Stock.................     153       2          29                                          31
Net Income...............................                                    6,076                          6,076
                                           ------    ----     -------      -------        ------          -------
BALANCE AT DECEMBER 31, 1998.............   6,171      62      37,839        5,923                         43,824
Issuance of Common Stock.................       7                  53                                          53
Comprehensive income:
  Unrealized losses in credit enhancement
    assets, net of tax of $391.5
    thousand.............................                                                 $ (561)            (561)
Net Income...............................                                    9,792                          9,792
                                                                           -------        ------          -------
         Total Comprehensive Income......                                    9,792        $ (561)           9,231
                                           ------    ----     -------      -------        ------          -------
BALANCE, DECEMBER 31, 1999...............   6,178      62      37,892       15,715          (561)          53,108
                                           ------    ----     -------      -------        ------          -------
Issuance of Common Stock.................      12                   6                                           6
Repurchase and retirement of Common
  Stock..................................  (1,200)    (12)     (5,297)                                     (5,309)
Comprehensive income:
  Unrealized gains in credit enhancement
    assets, net of tax of $1.4 million...                                                 $1,953            1,953
Net Income...............................                                    5,835                          5,835
                                                                           -------        ------          -------
         Total Comprehensive Income......                                    5,835        $1,953            7,788
                                           ------    ----     -------      -------        ------          -------
BALANCE, DECEMBER 31, 2000...............   4,990    $ 50     $32,601      $21,550        $1,392          $55,593
                                           ======    ====     =======      =======        ======          =======

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income................................................  $     5,835    $     9,792    $     6,076
    Adjustments to reconcile net income to net cash used in
     operating activities:
      Amortization of retained interest in securitized
       assets...............................................       61,229         72,704         35,750
      Increase in retained interest in securitized assets...     (109,173)      (101,587)       (80,633)
      Sale of retained interest in securitized assets.......       49,924
      Write-off of unamortized participation on securitized
       loans................................................       40,288         41,694         27,467
      Provision for credit losses...........................          990          1,246          1,580
      Depreciation..........................................        4,379          3,482          2,106
      Decrease (increase) in trust receivable...............       (1,797)        (2,000)         3,665
      (Increase) decrease in other assets...................        4,724         (6,083)        (1,119)
      Increase in accounts payable..........................        1,639         10,107          4,395
      Increase (decrease) in accrued interest payable.......         (727)           677            488
      Increase (decrease) in other liabilities..............       (1,644)         9,838          4,058
      Proceeds from the securitization of contracts held for
       sale.................................................    1,720,000      1,450,000        926,760
      Purchase of contracts held for sale...................   (1,671,704)    (1,559,004)    (1,038,535)
      Repurchase of trust contracts.........................      (26,093)        (6,367)       (12,388)
      Principal payments received on contracts held for
       sale.................................................       32,220         41,202         39,182
      Payments of participation to dealers (net of
       chargeback collections and amortized expense)........      (36,465)       (46,002)       (32,485)
                                                              -----------    -----------    -----------
Cash provided by (used in) operating activities.............       73,625        (80,301)      (113,633)
                                                              -----------    -----------    -----------
INVESTING ACTIVITIES
  Purchase of furniture and equipment.......................       (4,605)        (5,389)        (3,835)
                                                              -----------    -----------    -----------
Cash used in investing activities...........................       (4,605)        (5,389)        (3,835)
                                                              -----------    -----------    -----------
FINANCING ACTIVITIES
  Payments on capital leases................................         (308)          (349)          (468)
  Proceeds from warehouse line..............................    1,301,710      1,371,843        985,997
  Payments on warehouse line................................   (1,361,489)    (1,289,599)      (896,459)
  Proceeds from drawdown on excess service borrowings.......       34,000         39,257         32,000
  Payments to paydown excess service credit borrowings......      (48,741)       (32,934)       (12,444)
  Proceeds from subordinated debt...........................       12,000                        10,000
  Principal payments on subordinated debt...................       (2,496)
  Proceeds from exercise of options/warrants................            6             53             31
  Repurchase and retirement of common stock.................       (5,309)
  Proceeds from other loans.................................           --          1,013             --
  Payments on other loans...................................         (453)          (333)          (251)
                                                              -----------    -----------    -----------
Cash provided by (used in) financing activities.............      (71,080)        88,951        118,406
                                                              -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents............       (2,060)         3,261            938
Cash and cash equivalents at beginning of period............        5,190          1,929            991
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of period..................  $     3,130    $     5,190    $     1,929
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash activities:
    Additions to capital leases.............................  $       210    $        --    $       163
  Cash paid:
    Interest................................................  $    21,080    $    17,610    $    14,149
    Income taxes............................................  $     1,858    $     1,198    $       130

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     Onyx Acceptance Corporation, a Delaware Corporation, ("Onyx"), and its wholly owned special purpose finance subsidiaries Onyx Acceptance Financial Corporation ("OAFC"), Onyx Acceptance Funding Corporation ("OFC") and Onyx Acceptance Receivables Corporation ("OARC"), (collectively, the "Company"), is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the "Contracts"). Onyx was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx provides an independent source to automobile dealers to finance their customers' purchases of new and used vehicles. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of loan applications.

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

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses in the Contracts held for sale. The provision rate is established by management using the following criteria: past loss experience, current economic conditions, volume, growth and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions for Contract losses charged against income. All recoveries on finance receivables previously charged off are credited to the allowance, while charge-offs of finance receivables are deducted from the allowance.

     Sales of Contracts: The Company purchases Contracts to be sold to investors with servicing rights retained by the Company. The Company sells a majority of its Contracts and does not purchase any residual interest in securitized or sold Contracts. Contracts are sold at or near par value. For Contracts securitized, the Company retains a participation in the future cash flows released by trusts, while on cash sales no participation is retained in the future cash flows. As of December 31, 2000 the Company was servicing all the Contracts sold to the trusts. As of December 31, 2000 and 1999, 30% and 39% respectively, of the sold portfolio was originated in California.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

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

     Net Income Per Share: Net income per share is presented in dual format as basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, adjusted to include the impact of potential dilutive common stock options and warrants outstanding.

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

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     Comprehensive Income: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting comprehensive income and its components in a full set of financial statements. The standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Pursuant to SFAS 130, the Company has reported comprehensive income in the accompanying Consolidated Statements of Stockholders' Equity.

     Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and 138. SFAS 133 establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2001. The Company is presently assessing the effect of SFAS 133 on the consolidated financial statements of the Company. Management expects the adoption of these new accounting standards will result in a one-time cumulative after-tax reduction in accumulated other comprehensive income of approximately $840,000 as of January 1, 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

     In July 2000, the Emerging Issues Task Force reached consensus on Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 140. The amount of accretable yield should not be displayed in the balance sheet. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarter beginning after March 15, 2001. The Company is presently assessing the effect of Issue No. 99-20 on the consolidated financial statements of the Company.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FAS 125." This Statement replaces FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

Company has adopted FAS 140 for disclosure purposes and is presently assessing the effect of FAS 140 on the consolidated financial statements of the Company.

NOTE 4 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Gross Contracts held for sale...............................  $177,086    $235,694
Less unearned interest......................................    (3,302)     (6,218)
                                                              --------    --------
Contracts held for sale.....................................   173,784     229,476
Allowance for credit losses.................................    (1,175)     (1,454)
                                                              --------    --------
                                                               172,609     228,022
Dealer participation........................................    (1,854)      1,970
                                                              --------    --------
          Total.............................................  $170,755    $229,992
                                                              ========    ========

     As of December 31, 2000 and 1999, 29% and 25% of Contracts held for sale were originated in California, respectively.

     At December 31, 2000, contractual maturities of Contracts held for sale were as follows: (In thousands)(1)

2001........................................................  $ 10,416
2002........................................................     8,709
2003........................................................     7,948
2004........................................................    16,937
2005 and thereafter.........................................   129,774
                                                              --------
                                                              $173,784
                                                              ========

---------------
(1) Actual maturities may vary depending on prepayment speed, charge-offs and deferments.

     Changes in the allowance for credit losses were as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Balance at beginning of period........................  $ 1,454    $ 1,052    $   317
Provision for credit losses...........................      990      1,246      1,580
Charged-off loans.....................................   (1,671)    (1,161)    (1,100)
Recoveries............................................      402        317        255
                                                        -------    -------    -------
Balance at end of period..............................  $ 1,175    $ 1,454    $ 1,052
                                                        =======    =======    =======

     The fair value of Contracts held for sale was $179.6 million and $243.9 million at December 31, 2000 and 1999, respectively.

     At December 31, 2000, the Company had entered into four year amortizing forward swap agreements with a notional face amount outstanding of $225.0 million with maturities matching the average life of the Contracts being hedged. At December 31, 2000, these agreements had a fair value of ($1.4) million. At December 31, 1999, the Company had forward swap agreements outstanding totaling $150 million with a fair value of $618,000.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     Gain on Sale of Contracts for the year ended December 31, 2000, included a loss of $1.2 million related to hedging activities. Included in Gain on Sale of Contracts for the year ended December 31, 1999 was a gain of $1.8 million due to hedging activities, while the Gain on Sale for the year ended December 31, 1998 included losses arising from hedging activities of $3.9 million.

     Contracts serviced by the Company for the benefit of others totaled approximately $2.7 billion at December 31, 2000 and $1.9 billion at December 31, 1999. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE 5 -- CREDIT ENHANCEMENT ASSETS

     SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Trust receivable............................................  $  7,510    $  5,713
RISA........................................................   138,503     137,171
                                                              --------    --------
          Total.............................................  $146,013    $142,884
                                                              ========    ========

     Retained interest in securitized assets ("RISA") capitalized upon securitization of Contracts represent the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average rate paid to the investors less contractually specified servicing and financial insurance fees and projected credit losses, after giving effect to estimated prepayments.

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the contracts. Management evaluates the impairment of credit enhancement assets in accordance with EITF 93-18.

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes. As of December 31, 1999 the market value of RISA was $1.0 million lower than cost. As of December 31, 2000 the market value of RISA was approximately $2.4 million higher than cost. The Company retains the rights to service all contracts it securitizes.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The following table presents the balances and activity for RISA:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Beginning Balance...........................................  $137,171    $109,241
Additions...................................................   109,173     101,586
Amortization................................................   (61,229)    (72,704)
Sale of RISA................................................   (49,924)
Change in unrealized loss on securities available for
  sale......................................................     3,312        (952)
                                                              --------    --------
          Ending Balance....................................  $138,503    $137,171
                                                              ========    ========

     In initially valuing the RISA, the Company establishes an off balance sheet allowance for probable credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior estimates.

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

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Estimated net undiscounted RISA earnings....................  $  286,125    $  246,234
Off balance sheet allowance for losses......................    (116,086)      (83,891)
Discount to present value...................................     (31,536)      (25,172)
                                                              ----------    ----------
Retained interest in securitized assets.....................  $  138,503    $  137,171
                                                              ==========    ==========
Outstanding balance of contracts sold through
  securitizations...........................................  $2,513,407    $1,897,242

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                DECEMBER 31, 2000
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Expected credit loss assumption (annual rate)...............     2.30% to 2.55%
Impact of fair value of 10% adverse change..................          $8.0
Impact of fair value of 20% adverse change..................         $16.1
Expected prepayment rate assumption (annual rate)...........         1.75%
Impact of fair value of 10% adverse change..................          $8.4
Impact of fair value of 20% adverse change..................         $16.0
Expected discount rate on RISA (annual rate)................  3.50% over the pass through rate
Impact of fair value of 10% adverse change..................          $2.0
Impact of fair value of 20% adverse change..................          $3.9

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES table, the effect of the variation in a particular assumption for the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in the changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

NOTE 6 -- FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
OWNED:
  Office furniture..........................................  $  4,100    $ 3,096
  Computer equipment........................................    12,918     10,485
  Leasehold improvements....................................     1,690      1,454
                                                              --------    -------
          Total.............................................    18,708     15,035
                                                              --------    -------
CAPITALIZED LEASES:
  Computer equipment........................................       250        450
                                                              --------    -------
          Total.............................................       250        450
                                                              --------    -------
Total furniture and equipment...............................    18,958     15,485
Less: accumulated depreciation and amortization.............   (11,879)    (8,843)
                                                              --------    -------
Furniture and equipment, net................................  $  7,079    $ 6,642
                                                              ========    =======

NOTE 7 -- WAREHOUSE BORROWING

     The Company has two commercial paper facilities (the "CP Facilities") with financial institutions, one with Triple-A One Funding Corporation ("Triple-A") and the other with a conduit sponsored by The Chase Manhattan Bank ("Chase"). The Chase facility was entered into in August 1999 and provides $150 million of additional borrowing capacity. There were no borrowings outstanding under the Chase facility as of December 31, 2000. The Triple-A facility, which provides borrowing availability of $355 million, had borrowings outstanding at December 31, 2000 of $172,508,955 and at December 31, 1999 of $232,287,908. Under terms of the agreements the Company is able to borrow 98% of the principal amount of Contracts purchased. Borrowings under these facilities become due as the principal payments are received or the related automobile Contracts are sold. The amount of commercial paper outstanding under these facilities at any time is collateralized by the Contracts held for sale. The MBIA facility matures in September 2001 while the Chase facility matures in August 2001. These lines may be renewed at the option of the lenders. The Company is in compliance with certain ratios and other borrowing covenants under each arrangement. The fair value of commercial paper was $172.5 million and $232.3 million at December 31, 2000 and 1999 respectively. The commercial paper facilities had an average interest rate of 7.42% for the year ended December 31, 2000, and 6.18% for the year ended December 31, 1999.

     Additionally, the Company had a repurchase facility with Merrill Lynch Mortgage Capital, Inc. ("MLMCI" or the "Merrill Line") providing $100 million of borrowing capacity for the purchase or origination of Contracts. Outstanding debt is collateralized by Contracts held for sale. As of December 31, 2000 and December 31, 1999, there was no debt outstanding under this line. This line expired in February 2001.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTE 8 -- RESIDUAL LINES

     The Company, through Fundco, has three residual financing facilities: a $20.0 million facility with Merrill Lynch International ("MLI") executed in May 2000, which replaced a prior residual financing facility with MLMCI, a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") and a $35.0 million line, executed in October 2000, with Credit Suisse First Boston (Europe) Limited, as buyer ("CSFB-Europe"), and Credit Suisse First Boston Corporation, as agent ("CSFB"). (The SBRC facility together with the facility with MLI, and the newest facility with CSFB-Europe described above are referred to herein as the "Residual Lines"). These Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLI has a one year term expiring in May 2001. This line may be renewed at the option of the lender. Each loan under the SBRC and CSFB lines matures one year after the date of the loan; the Company expects each loan to be renewed at term. The total borrowings outstanding under all three lines at December 31, 2000 were $41.1 million. At December 31, 1999, outstandings under the MLI and SBRC lines totaled $30.9 million. In addition, the Company had outstandings of $25.0 million at December 31, 1999 under another excess servicing facility which was fully paid off in March 2000.

     Interest paid under each line is tied to the 30 day Libor Rate. The average interest rates for the year ending 2000 were 8.98% for the MLI facility, 9.06% for the SBRC facility and 9.32% for the CSFB facility. For the year ending December 31, 1999, the average interest rates were 7.86% and 7.94% under the MLI facility and the SBRC facility respectively. The increase in average interest rates paid on the facilities from 1999 to 2000 was consistent with the increase in the average 30 day Libor Rate over the same time periods.

NOTE 9 -- SUBORDINATED DEBT

     As of December 31, 2000, the Company had outstanding approximately $19.5 million of subordinated debt. In February 2000, the Company exercised its option to extend the term of one of the original offerings by three years during which the loan will fully amortize through February 2003. The remaining principal balance outstanding as of December 31, 2000 was $7.5 million and bears a fixed interest rate of 9.5%. During the second quarter of 2000, the Company issued $12.0 million in subordinated debt with a stated interest rate of 12.5% and a maturity of June 2006.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Leases: The Company leases furniture, fixtures and equipment under capital leases with terms in excess of one year. The Company leases its office space under operating leases with options to renew. Certain operating lease agreements provide for escalations based on contractual provisions.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     Future minimum lease payments required under capital leases and noncancelable operating leases are as follows as of December 31, 2000:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
                                                                 (IN THOUSANDS)
2001........................................................   $191       $ 3,288
2002........................................................    103         3,096
2003........................................................     15         2,997
2004........................................................      0         2,963
2005 and thereafter.........................................      0         8,380
                                                               ----       -------
          Total.............................................    309       $20,724
                                                                          =======
Less amounts representing interest..........................    (59)
                                                               ----
Present value of net minimum lease payments.................   $250
                                                               ====

     Rental expenses for premises and equipment amounted to approximately $4.0 million, $3.1 million and $1.7 million for the years ended December 31, 2000, 1999, and 1998 respectively.

NOTE 11 -- LEGAL PROCEEDINGS

     As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company is currently a defendant in three consumer class action lawsuits. One such proceeding, served in 1999, in which the Company is a defendant, has been brought as a class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. Another such proceeding, served in 2000, in which the Company is a defendant, was brought as a putative class action and is pending in the state of New Jersey. This case was recently settled for a nominal amount and will be dismissed once the settlement documentation is finalized.

     In another such consumer class action, filed and served in 1999, pending in Orange County Superior Court in the state of California, and entitled Jason Bollinger v. Onyx Acceptance Corporation (Action number 807831), the plaintiffs alleged that the Company sent defective post-repossession notices to certain California borrowers following the repossession or voluntary surrender of their vehicles. The Company, without admitting liability, has entered into a settlement agreement with respect to this matter, and this agreement was approved by the court in October of 2000. Under the terms of the settlement, the Company refunded certain amounts collected on deficiencies related to class members' accounts (in some instances, with interest) and paid a certain portion of the plaintiff's counsel fees and other amounts. Pursuant to the settlement, the monies from refund checks not cashed by the class members cannot be returned to the Company. In accordance with the settlement, these amounts shall be paid as follows: one-half to the plaintiff's counsel up to a negotiated cap, as an additional attorney's fee award, and the remainder to a non-profit youth soccer organization in Orange County, California where the Company's headquarters is located. One of the children of Mr. Hall, the Company's President and Chief Executive Officer, participates in this organization. Mr. Hall has also volunteered in certain capacities in this organization.

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al, in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for 1996, 1997 and the first three fiscal quarters of 1998. In February 2001, an amended complaint was dismissed with prejudice by the court; the plaintiff has filed a notice of appeal.

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

NOTE 12 -- STOCK OPTIONS

     As of December 31, 2000, the Company has reserved 1,713,004 shares for future issuance to certain employees under its stock option plans. The options may be exercised at prices ranging from $0.51 per share to $11.50 per share at any time, in whole or part, within ten years after the date of grant. Reserved, unoptioned shares totaled 101,645 at December 31, 2000, 249,488 at December 31, 1999, and 240,566 at December 31, 1998.

     A summary of the status of the Company's stock option plan as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                  2000                      1999                      1998
                         ----------------------    ----------------------    ----------------------
                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                       AVERAGE                   AVERAGE                   AVERAGE
                                       EXERCISE                  EXERCISE                  EXERCISE
        OPTIONS            SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
        -------          ----------    --------    ----------    --------    ----------    --------
Outstanding at
  beginning of year....   1,290,136     $5.66       1,120,697     $5.59         802,200     $7.51
Granted................     478,450      4.06         256,325      6.11       1,296,878      6.32
Exercised..............     (11,954)     0.51          (6,770)     7.83         (38,118)     0.80
Forfeited..............    (145,273)     5.66         (80,116)     6.01        (940,263)     8.39
                         ----------     -----      ----------     -----      ----------     -----
Outstanding at end of
  year.................   1,611,359     $5.66       1,290,136     $5.66       1,120,697     $5.59
                         ==========     =====      ==========     =====      ==========     =====
Options exercisable at
  year end.............     960,169                   774,506                   502,624
                         ==========                ==========                ==========
Weighted-average fair
  value of options
  granted during the
  year.................  $     4.06                $     6.11                $     6.32
                         ==========                ==========                ==========

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                          OPTIONS EXERCISABLE
                                OPTIONS OUTSTANDING                  ------------------------------
                 -------------------------------------------------     NUMBER
                   NUMBER      WEIGHTED-AVERAGE                      EXERCISABLE
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE       AT        WEIGHTED-AVERAGE
EXERCISE PRICES  AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/00      EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
        $ 0.51      101,230       3.21 years           $  .51          101,230          $  .51
$ 3.38 -  4.25      470,700             9.42             4.07           12,249            4.25
$ 5.50 -  6.75      906,216             7.20             5.74          725,468            5.74
$ 6.86 -  7.88       52,530             7.33             7.44           45,210            7.50
$ 8.00 -  9.13        9,225             8.01             8.78            4,554            8.72
$10.29 - 11.50       71,458             6.36            10.94           71,458           10.94
                  ---------       ----------           ------          -------          ------
$ 0.51 - 11.50    1,611,359             7.57           $ 5.22          960,169          $ 5.66
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

                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                          2000         1999         1998
                                                       ----------   ----------   ----------
Risk free interest rate..............................         6.2%         5.6%         5.1%
Expected stock price volatility......................        85.0%        76.0%        63.9%
Expected life of options.............................  four years   four years   four years
Expected dividends...................................        none         none         none

     The following table presents the pro forma disclosures required for SFAS 123 for the years ended December 31:

                                                               2000     1999     1998
                                                              ------   ------   ------
Pro forma net income (in thousands).........................  $4,943   $7,831   $5,322
Pro forma net income per share-basic........................  $ 0.87   $ 1.27   $ 0.87
Pro forma net income per share-diluted......................  $ 0.85   $ 1.23   $ 0.83

NOTE 13 -- EMPLOYEE 401K DEFERRED SAVINGS PLAN

     The Company has established a salary deferral savings program pursuant to IRS Code Section 401(k) (the "401(k) Plan") for qualified employees. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. Effective July 1, 1998, the Company amended the 401(k) Plan to permit matching Company contributions. Employee contributions up to the lesser of $10,000 or 6% of pre-tax earnings made after one year of service may be matched by a Company contribution equal to 50% of the employee's contribution upon Board approval. Matching contributions are made in the Company's common

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES stock and begin vesting 20% per year following the completion of three years of service. Company expense related to the 401(k) Plan totaled approximately $333,000 in 2000 and approximately $177,000 in 1999.

NOTE 14 -- SHAREHOLDERS' EQUITY

     Preferred Stock: The Company has 3 million shares of preferred stock authorized of which 200,000 shares have been designated Series A participating Preferred Stock. No shares of preferred stock were outstanding as of December 31, 2000 and December 31, 1999.

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

     Dividends: The Company does not intend to declare dividends in the foreseeable future. The Company's ability to pay or declare dividends is restricted by the terms of certain of its credit facilities.

NOTE 15 -- SHARE REPURCHASES

     On May 31, 2000, the Company's Board of Directors authorized a stock repurchase program to purchase up to $7,500,000 of the Company's Common Stock. As of December 31, 2000, 1,200,254 shares had been repurchased under the program for an aggregate amount of $5.3 million.

NOTE 16 -- INCOME TAXES

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 2000, 1999 and 1998:

                                                           2000       1999      1998
                                                          -------    ------    -------
                                                                 (IN THOUSANDS)
Current:
  Federal...............................................  $(2,020)   $2,318    $   698
  State.................................................     (177)    1,228         18
                                                          -------    ------    -------
          Total.........................................   (2,197)    3,546        716
                                                          -------    ------    -------
Deferred:
  Federal...............................................    5,151     3,267      3,071
  State.................................................    1,182       133        523
                                                          -------    ------    -------
          Total.........................................    6,333     3,400     3,594,
                                                          -------    ------    -------
          Combined Total................................  $ 4,136    $6,946    $ 4,310
                                                          =======    ======    =======

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 2000, 1999 and 1998:

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory regular federal income tax rate (benefit).........   34%     34%     34%
State taxes (net of federal benefit)........................    6       6       7
Other.......................................................    1       1       0
                                                               41%     41%     41%
                                                               ==      ==      ==

     The components of the deferred income tax asset or (liability) as of December 31, 2000 and 1999 are as follows:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Property and equipment......................................  $  1,617    $  1,275
Unrealized gain (loss) in credit enhancement assets.........       991        (392)
Accrued liabilities.........................................       769       1,939
Capitalized costs...........................................    (1,034)       (905)
Allowance for credit losses.................................       494         610
Gain on sale of Contracts...................................   (20,000)    (11,726)
Net operating losses........................................     2,477          --
Credit carryover............................................        18          18
State taxes.................................................       999         853
                                                              --------    --------
                                                              $(13,669)   $ (8,326)
                                                              ========    ========

     As of December 31, 2000, the Company had net operating loss carryforwards for federal and state purposes of approximately $5.7 and $6.5 million, respectively. These carryforwards will begin to expire in 2020 and 2010 for federal and state taxes respectively.

     Pursuant to sections 382 and 383 of the Internal Revenue Code, the utilization of net operating loss and tax credit carryforwards may be subject to substantial limitations if ownership changes occur.

NOTE 17 -- WARRANTS

     At December 31, 2000, the Company had the following warrants outstanding to purchase shares of common stock:

                                     BALANCE           NET          BALANCE           NET          BALANCE
                                   OUTSTANDING     REDUCTIONS     OUTSTANDING     REDUCTIONS     OUTSTANDING
                                        AT             TO              AT             TO              AT
                       EXERCISE    DECEMBER 31,    OUTSTANDING    DECEMBER 31,    OUTSTANDING    DECEMBER 31,
                        PRICE          1998         WARRANTS          1999         WARRANTS          2000
                       --------    ------------    -----------    ------------    -----------    ------------
Warrants.............   $ 0.03         1,636            0             1,636            0             1,636
Warrants.............   $ 0.51        84,311            0            84,311            0            84,311
Warrants.............   $11.50        16,332            0            16,332            0            16,332
Warrants.............   $17.15         3,791            0             3,791            0             3,791
Warrants.............   $ 8.88       180,529            0           180,529            0           180,529
                        ------       -------            --          -------            --          -------
          Total......                286,599            0           286,599            0           286,599
                        ======       =======            ==          =======            ==          =======

     At December 31, 2000, all the Company's warrants outstanding to purchase shares of common stock were exercisable.

     No warrants were exercised during 2000.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTE 18 -- NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company's potential common stock on net income per share.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                           (IN THOUSANDS, EXCEPT NET
                                                               INCOME PER SHARE)
Net income...............................................  $5,835    $9,792    $6,076
                                                           ------    ------    ------
Weighted average shares outstanding......................   5,657     6,174     6,112
Net effect of dilutive stock options/warrants............     154       340       313
                                                           ------    ------    ------
Fully diluted weighted average shares outstanding........   5,811     6,514     6,425
                                                           ======    ======    ======
Net income per share.....................................  $ 1.03    $ 1.59    $ 0.99
                                                           ======    ======    ======
Net income per share assuming full dilution..............  $ 1.00    $ 1.50    $ 0.95
                                                           ======    ======    ======

     As of December 31, 2000, 1999 and 1998, 1.5 million, 310.3 thousand and
473.3 thousand of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were antidilutive.

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

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The estimated fair values of the Company's financial instruments are as follows at December 31:

                                                             2000                   1999
                                                      -------------------    -------------------
                                                      CARRYING     FAIR      CARRYING     FAIR
                                                       AMOUNT      VALUE      AMOUNT      VALUE
                                                      --------    -------    --------    -------
                                                                    (IN MILLIONS)
Cash and cash equivalents...........................  $   3.1     $   3.1    $   5.2     $   5.2
Contracts held for sale.............................  $ 173.8     $ 179.6    $ 229.5     $ 243.9
Credit enhancement assets...........................  $ 146.0     $ 146.0    $ 142.9     $ 142.9
Warehouse borrowings................................  $(172.5)    $(172.5)   $(232.3)    $(232.3)
Excess service and residual lines...................  $ (41.1)    $ (41.1)   $ (55.9)    $ (55.9)
Hedging Forward agreements..........................  $     0     $  (1.4)   $  (0.3)    $  (0.3)

NOTE 20 -- RELATED PARTY TRANSACTIONS

     The Company has a note receivable from a certain shareholder in the amount of $175,000. The note bears interest at 6.66% per annum. Principal and accrued interest are due on December 20, 2001.

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
  Interest income..............................   $8,898     $4,438        $3,098         $6,612
  Interest expense.............................    4,940      3,347         2,814          3,660
  Net interest income..........................    3,958      1,091           284          2,952
  Provision for credit losses..................      434        285           (73)           344
  Income before income taxes...................    2,859      2,674         2,924          1,513
  Income taxes.................................    1,186      1,110         1,213            626
  Net income...................................    1,673      1,564         1,711            887
  Net income per common share (Basic)..........   $ 0.27     $ 0.26        $ 0.32         $ 0.17
  Net income per common share (Diluted)........   $ 0.26     $ 0.25        $ 0.32         $ 0.17
1999
  Interest income..............................   $5,766     $6,723        $7,153         $4,791
  Interest expense.............................    2,930      2,923         3,993          2,714
  Net interest income..........................    2,836      3,800         3,160          2,077
  Provision for credit losses..................      500        249           204            293
  Income before income taxes...................    3,714      4,100         4,428          4,496
  Income taxes.................................    1,541      1,700         1,838          1,865
  Net income...................................    2,173      2,399         2,590          2,630
  Net income per common share (Basic)..........   $ 0.35     $ 0.39        $ 0.42         $ 0.43
  Net income per common share (Diluted)........   $ 0.34     $ 0.37        $ 0.39         $ 0.41

NOTE 22 -- SUBSEQUENT EVENTS (UNAUDITED)

     In the first quarter of 2001, the Company securitized contracts totaling $400.0 million.

                               INDEX TO EXHIBITS

                                                                                 SEQUENTIALLY
   EXHIBIT                                                                         NUMBERED
    NUMBER                                 DESCRIPTION                               PAGE
   -------                                 -----------                           ------------
  3.1              Certificate of Incorporation of the Company(1)..............
  3.2              Bylaws of the Company(1)....................................
 10.1 through 11.105 Omitted...................................................
 10.106            Master Repurchase Agreement dated October 13, 2000 by and
                   between Credit Suisse First Boston (Europe) Limited, as
                   buyer, Credit Suisse First Boston Corporation, as Agent and
                   Onyx Acceptance Funding Corporation, as Seller*.............
 21.1              Subsidiaries of the Registrant*.............................
 23.1              Consent of Independent Accountants*.........................

---------------
 *  Filed herewith.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-00680).