Form 10-Q
period 2001-03-31
ONYX ACCEPTANCE CORP
filed 2001-05-15
CIK 1006614

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 YES [X] NO [ ]

        As of May 14, 2001, there were 4,992,420 shares of registrant's Common Stock, par value $.01 per share outstanding.


================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                                PAGE
                                                                                                ----
PART I.  Financial Information................................................................... 3

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition at March 31,
         2001 and December 31, 2000.............................................................. 3

         Condensed Consolidated Statements of Income for the three months ended
         March 31, 2001 and March 31, 2000....................................................... 4

         Consolidated Statement of Stockholders' Equity at March 31, 2001........................ 5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000................................................. 6

         Notes to Condensed Consolidated Financial Statements.................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...........................................................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................18

PART II. Other Information.......................................................................18

Item 1.  Legal Proceedings.......................................................................18

Item 4.  Submission of Matters to a Vote of Security Holders.....................................19

Item 5.  Other Information.......................................................................19

Item 6.  Exhibits and Reports on Form 8-K........................................................25

SIGNATURES.......................................................................................26

EXHIBIT INDEX....................................................................................27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   [UNAUDITED]

                                                                  MARCH 31,    DECEMBER 31,
                                                                    2001           2000
                                                                  --------     ------------
                                                                    (DOLLARS IN THOUSANDS)

                                           ASSETS

Cash and cash equivalents                                         $  5,941        $  3,130
Credit enhancement assets                                          156,550         146,013
Contracts held for sale (Net of allowance)                         187,502         170,755
Other assets                                                        11,465          11,482
                                                                  --------        --------
           Total assets                                           $361,458        $331,380
                                                                  ========        ========

                                        LIABILITIES

Accounts payable                                                  $ 29,713        $ 22,706
Debt                                                               251,087         233,152
Other liabilities                                                   21,705          19,929
                                                                  --------        --------
          Total liabilities                                        302,505         275,787

                                           EQUITY

Common stock

  Par value $.01 per share;  authorized 15,000,000 shares;
    issued and outstanding 4,989,504 as of March 31, 2001
    and 4,989,504 as of December 31, 2000                               50              50
Paid in capital                                                     32,601          32,601
Retained earnings                                                   22,435          21,550
Accumulated other comprehensive income, net of tax                   3,867           1,392
                                                                  --------        --------
           Total equity                                             58,953          55,593
                                                                  --------        --------
           Total liabilities and equity                           $361,458        $331,380
                                                                  ========        ========


 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ----------------------------
                                                           2001              2000
                                                        ----------        ----------
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                 (UNAUDITED)
Revenues:
Interest income                                         $    5,637        $    8,898
Interest expense -- Warehouse lines                          4,186             4,940
                                                        ----------        ----------
Net interest income                                          1,451             3,958
Gain on sale of contracts                                    9,319            12,757
Service fee income                                          14,248             8,679
                                                        ----------        ----------
    Total Revenues                                          25,018            25,394
Expenses:
    Provision for credit losses                                334               434
    Interest expense-other                                   1,540             1,446
    Operating Expenses:
        Salaries and benefits                               12,507            11,503
        Systems and servicing                                1,550             1,574
        Telephone and data lines                             1,150             1,647
        Depreciation                                         1,254             1,002
        General and administrative expenses                  5,170             4,929
                                                        ----------        ----------
    Total Operating Expenses                                21,631            20,655
                                                        ----------        ----------
    Total Expenses                                          23,505            22,535
                                                        ----------        ----------
    Income before Income Taxes                               1,513             2,859
    Income Taxes                                               628             1,186
                                                        ----------        ----------
Net Income                                              $      885        $    1,673
                                                        ==========        ==========
Net Income per share - Basic                            $     0.18        $     0.27
Net Income per share - Diluted                          $     0.17        $     0.26
Basic Shares Outstanding                                 4,989,504         6,179,922
Diluted Shares Outstanding                               5,132,111         6,349,518



 See the accompanying notes to the condensed consolidated financial statements.

                     ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (In Thousands)
                                     [UNAUDITED]

                                                                                                     ACCUMULATED
                                                                         ADDITIONAL                 COMPREHENSIVE
                                                             COMMON       PAID-IN       RETAINED   GAIN (LOSS), NET
                                               SHARES        STOCK        CAPITAL       EARNINGS       OF TAX         TOTAL
                                              --------      --------     ----------     --------   ----------------  --------
BALANCE, DECEMBER 31, 2000                       4,990      $     50      $ 32,601      $ 21,550      $  1,392       $ 55,593
Comprehensive income:
Unrealized gains in securitized
  assets, net of tax of $1.9 million                                                                     2,813          2,813

Adoption of FAS 133, net of
  tax of $596 thousand                                                                                    (840)

Loss on derivatives
  reclassified to earnings
  net of tax of $596 thousand                                                                              840

Unrealized loss in hedging
  activities, net of tax of $240 thousand                                                                 (338)          (338)

Net income                                                                                   885                          885
                                              --------      --------      --------      --------      --------       --------
Total comprehensive income                                                                   885         2,475          3,360
                                                                                        --------      --------       --------
BALANCE, MARCH 31, 2001                          4,990      $     50      $ 32,601      $ 22,435      $  3,867       $ 58,953
                                              ========      ========      ========      ========      ========       ========



 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                               2001              2000
                                                            ---------         ---------
                                                               (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating  activities        $ (14,001)        $  24,718
INVESTING ACTIVITIES:
     Purchases of property and equipment                       (1,032)           (1,147)
FINANCING ACTIVITIES:
     Proceeds from exercise of employee options                    --                 6
     Payments on capital lease obligations                        (91)              (72)
     Payments on residual lines of credit                      (6,817)          (46,054)
     Proceeds from drawdown on residual
       Lines of credit                                          8,750             6,000
     Paydown of warehouse lines related to
       Securitizations                                       (331,000)         (407,000)
     Proceeds from warehouse lines                            347,794           425,574
     Principal payments on subordinated debt                     (792)             (237)
     Payments on other loans                                       --              (116)
                                                            ---------         ---------
Net cash (used in) provided by financing activities            17,844           (21,899)
                                                            ---------         ---------

     Increase in cash and cash equivalents                      2,811             1,672
Cash and cash equivalents at beginning of period                3,130             5,190
                                                            ---------         ---------
Cash and cash equivalents at end of period                  $   5,941         $   6,862
                                                            =========         =========



See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1

        BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

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

        RECLASSIFICATION

        Certain amounts in the prior quarter and year to date condensed consolidated financial statements have been reclassified to conform to the corresponding 2001 presentation.

NOTE 2 - CONTRACTS HELD FOR SALE

        Contracts held for sale consisted of the following:

                                         MARCH 31,            DECEMBER 31,
                                            2001                  2000
                                         ---------            ------------
                                                (IN THOUSANDS)
Gross contracts held for sale            $ 193,192             $ 177,086
Less unearned interest                      (1,819)               (3,302)
                                         ---------             ---------
Contracts held for sale                    191,373               173,784
Allowance for credit losses                 (1,261)               (1,175)
Dealer participation                        (2,610)               (1,854)
                                         ---------             ---------
Total                                    $ 187,502             $ 170,755
                                         =========             =========

NOTE 3 -- CREDIT ENHANCEMENT ASSETS

        Credit enhancement assets consisted of the following:

                            MARCH 31,         DECEMBER 31,
                              2001                2000
                            --------          -----------
                                   (IN THOUSANDS)
Trust receivable            $  8,075            $  7,510


RISA                         148,475             138,503
                            --------            --------
Total                       $156,550            $146,013
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

        Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the remaining projected excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of stockholders' equity as an unrealized gain or loss, net of deferred taxes. As of March 31, 2001 the market value of RISA was approximately $7.1 million higher than cost. As of December 31, 2000 the market value of RISA was approximately $2.4 million higher than cost.

        The following table presents the balances and activity for RISA:

                                           MARCH 31,            DECEMBER 31,
                                              2001                  2000
                                           ---------            ------------
                                                    (IN THOUSANDS)
Beginning Balance                          $ 138,503             $ 137,171
Additions                                     19,757               109,173
Amortization                                 (14,552)              (61,229)
Sale of RISA                                                       (49,924)
Change in unrealized gain on
  securities available for sale                4,767                 3,312
                                           ---------             ---------
Ending Balance                             $ 148,475             $ 138,503
                                           =========             =========

        In initially valuing the RISA, the Company establishes an off balance sheet allowance for probable future credit losses. The allowance is based upon historical experience and management's estimate of other factors that may affect portfolio performance. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior estimates.

        The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0% and financial insurance fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value at the current market discount rates.

                                                     MARCH 31,              DECEMBER 31,
                                                        2001                    2000
                                                    -----------             -----------
                                                              (IN THOUSANDS)
Estimated net undiscounted RISA earnings            $   298,323             $   286,125


Off balance sheet allowance for losses                 (117,828)               (116,086)
Discount to present value                               (32,020)                (31,536)
                                                    -----------             -----------

Retained interest in securitized assets             $   148,475             $   138,503
                                                    ===========             ===========
Outstanding balance of contracts sold
  through Securitizations                           $ 2,590,198             $ 2,513,407

NOTE 4 - NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                        2001              2000
                                                       ------            ------
                                                            (IN THOUSANDS,
                                                          EXCEPT $ PER SHARE)
Net Income                                             $  885            $1,673
                                                       ======            ======
Weighted average shares outstanding                     4,990             6,180
Net effect of dilutive stock options/warrants             142               170
                                                       ------            ------
Diluted weighted average shares outstanding             5,132             6,350
                                                       ======            ======


Net income per share:
Basic EPS                                              $ 0.18            $ 0.27
                                                       ======            ======
Diluted EPS                                            $ 0.17            $ 0.26
                                                       ======            ======

At March 31, 2001, there were 1.6 million options and 286.6 thousand warrants outstanding.

NOTE 5 - NEW PRONOUNCEMENTS

        In July 2000, the Emerging Issues Task Force reached consensus on Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 140. The amount of accretable yield should not be displayed in the balance sheet. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarters beginning after March 15, 2001. The Company is presently assessing the effect of Issue No. 99-20 on the consolidated financial statements of the Company.

        In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FAS 125." This Statement replaces FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has adopted the provisions for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral.

NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE

        Effective January 1, 2001 Onyx adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged.

        Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax reduction in Accumulated Other Comprehensive Income as of January 1, 2001, of $840,000, representing the fair value of the derivatives net of tax.

        All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. The Company has reclassified to earnings $840,000 of its loss from adoption, which was recorded in Accumulated Other Comprehensive Income when the forecasted transaction occurred during the three months ended March 31, 2001.

        Cash Flow Hedges

        Onyx maintains an overall risk management strategy that incorporates the use of interest rate and derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. Derivative instruments that are used as part of the Company's interest exchange rate management strategy include forward interest rate swaps. These instruments are designated as cash flow hedges. Onyx does not use any of these instruments for trading or speculative purposes.

        The Company uses forward interest rate swaps to hedge the consideration of the forecasted securitizations. The Company's interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on an agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions.

        Derivative instruments used by Onyx involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and International Swap Dealers Association master netting agreements in place with all derivative counterparties.

        Accounting for Derivatives and Hedging Activities

        All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair value of a derivative that are highly effective and previously designated to qualify as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges or specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

        The Company will discontinue hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item such as firm commitments or forecasted transactions; (2) it is no longer probable that the forecasted transaction will occur; (3) the derivative expires or is sold, terminated, or exercised; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

        When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Accumulated Other Comprehensive Income will be recognized immediately in earnings. In a situation in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

NOTE 7 - CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

        During the second quarter of 2001, the Company priced a securitization totaling $400.0 million.

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

        Prior to securitizing Contracts, the Company earns interest income on its Contracts, pays interest on funds used to purchase the Contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income, which is a component of servicing income.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to purchase such Contracts.

        Net interest income totaled approximately $1.5 million for the three-month period ended March 31, 2001 compared to $4.0 million for the same period in 2000. The reduction in net interest income was primarily due to the prefunded structure of the securitization executed during the first quarter 2001. A prefunded securitization reduces the time period that the Contracts are held for sale, and as a result, reduces the interest income earned on the related Contracts. However, the Company continues to incur interest expense on warehouse borrowings throughout the prefunded period, until the final prefunded contracts are purchased and delivered to the trust.

GAIN ON SALE OF CONTRACTS

        The Company recorded a gain on sale of Contracts of $9.3 million, or 2.3% of securitized Contracts for the three months ended March 31, 2001, compared to $12.8 million or 3.0% of securitized Contracts for the same period in 2000. The reduction of the gain was principally due to management's decision to target higher credit-worthy borrowers. In targeting higher credit-worthy borrowers, the Company's weighted average net interest rate spread before issuance costs and losses on securitized Contracts declined to 4.77% versus 5.02% for the same period in 2000. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the sale.

The net interest rate spread is also affected by product mix, general market conditions and overall market interest rates.

SERVICE FEE INCOME

        Service fee income includes retained interest income, contractual servicing income and other fee income. Retained interest income represents excess spread earned on securitized Contracts less any losses not absorbed by the off balance sheet allowance for losses. Retained interest income is dependent upon the average excess spread on the securitized Contracts and the size of the serviced portfolio. Changes in the amount of prepayments and credit losses may also affect the amount and timing of retained interest income. Contractual service fee income is earned at a rate of 1% per annum on the outstanding balance of Contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and is dependent on the number of Contracts originated and the size of the serviced portfolio. Increased competition may also affect the amount of other fee income that the Company may earn when originating or servicing Contracts.

        Service fee income increased to $14.2 million or 57.0% of total revenues for the three months ended March 31, 2001, compared to $8.7 million or 34.2% of total revenues for the three months ended March 31, 2000. This increase is due primarily to higher amounts of net excess cash flows generated from the sold portion of the portfolio and service fees as a result of the growth of the serviced portfolio.

PROVISION FOR CREDIT LOSSES

        The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by adjusting the provision for credit losses to cover additional Contracts originated and increases in loss estimates and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the Contracts are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb potential losses. The provision for credit losses totaled $334 thousand for the three months ended March 31, 2001, compared to $434 thousand for the same period in 2000. Provision for credit losses consists of net credit losses incurred during the warehousing period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $222 thousand during the three months ended March 31, 2001, compared to $296 thousand for the same period in 2000.

OPERATING EXPENSES

        Total operating expenses were $21.6 million or 3.1% of the average serviced portfolio for the three months ended March 31, 2001 compared to $20.7 million or 3.7% of the average serviced portfolio for the same period in 2000. The dollar increase in total operating expenses is primarily attributable to an increase in the average serviced portfolio for the period. The average serviced portfolio increased to $2.8 billion for the three months ended March 31, 2001 from $2.2 billion for the same period in 2000, an increase of approximately 27%.

        The Company incurred salary and benefit expenses of $12.5 million for the three months ended March 31, 2001, compared to $11.5 for the same period in 2000. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the serviced portfolio. The number of employees at the Company, including temporary staff, increased from 920 at March 31, 2000, to 1,152 at March 31, 2001.

        System and servicing expenses remained stable at $1.6 million for the quarters ended March 31, 2000 and 2001, as the Company renegotiated several contracts with its major service providers. The Company has also acquired a loan accounting and collection system during 2000, and intends to bring these processes in-house during 2001.

        Telephone and data line charges declined to $1.2 million from $1.6 million for the first quarter of 2001 and 2000 respectively. Although these charges generally increase with the growth of the serviced portfolio, the reduction between 2001 and 2000 was primarily due to renegotiated contracts for long distance rates with certain carriers. Assuming no additional reduction in long distance rates, the Company expects these charges to increase with the continued growth of the serviced portfolio.

        Depreciation expenses increased to $1.3 million for the three months ended March 31, 2001 compared to $1.0 million for the same period in 2000, as the Company continued to invest in technology and infrastructure. General and administrative expenses increased to $5.2 million for the three months ended March 31, 2001 compared to $4.9 million for the same period in 2000. Higher expenses are primarily due to the growth of the average serviced portfolio.

INCOME TAXES

        The Company files federal and state tax returns. The effective tax rates for March 31, 2001 and 2000 were 41.5%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

        Contracts held for sale totaled $191.4 million at March 31, 2001, compared to $173.8 million at December 31, 2000. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed securitization transactions of $400.0 million during the first quarter of 2001 and the fourth quarter of 2000. The Company plans to continue to securitize Contracts on a regular basis.

        The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                            FOR THE QUARTERS ENDED
                                                  --------------------------------------------------------------------------
                                                    MAR. 31,       JUNE 30,        SEPT. 30,       DEC. 31,        MAR. 31,
                                                     2000            2000            2000            2000            2001
                                                  ----------      ----------      ----------      ----------      ----------
                                                                           (DOLLARS IN THOUSANDS)
Contracts purchased/originated during Period      $  468,742      $  434,144      $  367,636      $  401,181      $  430,524
Average monthly volume during period                 156,247         144,714         122,545         133,727         143,508
Gain on sale of Contracts                             12,756          13,989          12,066           6,217           9,319
Contracts securitized during period                  430,000         450,000         440,000         400,000         400,000
Servicing portfolio at period end                  2,344,399       2,500,207       2,584,152       2,690,606       2,784,411

                                  ASSET QUALITY

        The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At March 31, 2001, delinquencies represented 2.29% of the amount of Contracts in its serviced portfolio compared to 4.14% at December 31, 2000. Net charge-offs as a percentage of the average servicing portfolio were 2.68% for the quarter ended March 31, 2001, compared to 2.33% for the same period in 2000.

        Off balance sheet reserves at March 31, 2001 and December 31, 2000 remained at 4.6%. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitizations.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                                                    MARCH 31, 2001                 DECEMBER 31, 2000
                                                             ---------------------------       ---------------------------
                                                               AMOUNT             NO.            AMOUNT             NO.
                                                             ----------       ----------       ----------       ----------
                                                                                (DOLLARS IN THOUSANDS)
       Servicing portfolio                                   $2,784,411          279,513       $2,690,606          269,372
       Delinquencies(1)(2)
             31-59 days                                      $   38,021            4,116       $   71,681            7,424
             60-89 days                                          13,167            1,415           23,085            2,285
             90+ days                                            12,579            1,405           16,748            1,749
                                                             ----------       ----------       ----------       ----------
       Total                                                 $   63,767            6,936       $  111,514           11,458
                                                             ==========       ==========       ==========       ==========
Total delinquencies as a percent of Servicing portfolio            2.29%            2.48%            4.14%            4.25%

----------

(1) Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent repossessed inventory as a percent of the serviced portfolio was 0.91% and 0.83% at March 31, 2001 and December 31, 2000, respectively. Delinquent contracts in bankruptcy as a percent of the serviced portfolio was 0.60% and 0.52% at March 31, 2001 and December 31, 2000, respectively.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                 2001               2000
                                              ----------         ----------
                                                  (DOLLARS IN THOUSANDS)
Average servicing portfolio(1)                $2,758,385         $2,238,058
Number of gross charge-offs                        3,108              2,361
Gross charge-offs                             $   20,907         $   15,054
Net charge-offs(2)                            $   18,488         $   13,052
Annualized net charge-offs as a percent
  of average Servicing portfolio                    2.68%              2.33%

----------

(1)     Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH MARCH 31, 2001:

MONTH        97-2    97-3   97-4    98-1   98-A    98-B   98-C   99-A   99-B   99-C    99-D   00-A    00-B   00-C    00-D   01-A
-----       -----   -----   -----  -----  -----   -----  -----   -----  -----  -----  -----   -----   -----  -----  -----  -----
  1         0.00%   0.00%   0.00%  0.00%  0.00%   0.00%  0.00%   0.00%  0.00%  0.00%  0.00%   0.00%   0.00%  0.00%  0.00%  0.00%
  2         0.00%   0.00%   0.00%  0.01%  0.01%   0.00%  0.02%   0.00%  0.00%  0.01%  0.00%   0.00%   0.00%  0.00%  0.00%  0.00%
  3         0.02%   0.02%   0.01%  0.02%  0.03%   0.02%  0.02%   0.02%  0.03%  0.03%  0.01%   0.02%   0.02%  0.01%  0.00%
  4         0.07%   0.09%   0.04%  0.08%  0.07%   0.08%  0.04%   0.05%  0.07%  0.06%  0.04%   0.04%   0.04%  0.03%  0.02%
  5         0.22%   0.13%   0.11%  0.14%  0.14%   0.19%  0.15%   0.11%  0.14%  0.16%  0.09%   0.11%   0.10%  0.06%  0.07%
  6         0.32%   0.24%   0.20%  0.24%  0.23%   0.33%  0.27%   0.21%  0.27%  0.28%  0.15%   0.18%   0.17%  0.11%
  7         0.59%   0.36%   0.28%  0.40%  0.37%   0.45%  0.46%   0.35%  0.43%  0.47%  0.24%   0.37%   0.30%  0.26%
  8         0.80%   0.47%   0.43%  0.53%  0.42%   0.61%  0.57%   0.49%  0.60%  0.64%  0.43%   0.63%   0.44%  0.41%
  9         0.91%   0.62%   0.55%  0.68%  0.51%   0.82%  0.74%   0.63%  0.85%  0.83%  0.59%   0.87%   0.67%  0.65%
 10         1.07%   0.73%   0.72%  0.85%  0.70%   0.95%  0.94%   0.81%  1.07%  1.09%  0.76%   1.05%   0.90%
 11         1.26%   0.81%   0.87%  1.04%  0.85%   1.10%  1.12%   1.04%  1.34%  1.31%  0.99%   1.27%   1.11%
 12         1.42%   0.94%   0.95%  1.20%  1.01%   1.20%  1.30%   1.29%  1.56%  1.47%  1.20%   1.59%   1.38%
 13         1.58%   1.10%   1.08%  1.33%  1.17%   1.36%  1.54%   1.49%  1.79%  1.62%  1.41%   1.82%
 14         1.68%   1.23%   1.19%  1.46%  1.37%   1.48%  1.73%   1.72%  1.90%  1.77%  1.52%   2.03%
 15         1.80%   1.38%   1.36%  1.61%  1.48%   1.64%  1.90%   1.90%  2.08%  2.00%  1.70%
 16         1.97%   1.58%   1.42%  1.71%  1.59%   1.89%  2.10%   2.10%  2.23%  2.08%  2.00%
 17         2.10%   1.68%   1.52%  1.88%  1.76%   2.05%  2.28%   2.26%  2.42%  2.29%  2.17%
 18         2.23%   1.77%   1.64%  2.01%  1.96%   2.22%  2.51%   2.46%  2.63%  2.48%  2.40%
 19         2.35%   1.91%   1.75%  2.17%  2.07%   2.37%  2.71%   2.59%  2.71%  2.61%
 20         2.48%   2.04%   1.85%  2.25%  2.25%   2.50%  2.83%   2.71%  2.89%  2.73%
 21         2.59%   2.11%   1.97%  2.41%  2.37%   2.67%  2.95%   2.83%  3.08%
 22         2.72%   2.20%   2.08%  2.52%  2.48%   2.79%  3.08%   2.88%  3.21%
 23         2.81%   2.31%   2.12%  2.63%  2.65%   2.92%  3.25%   3.03%  3.31%
 24         2.85%   2.41%   2.23%  2.75%  2.76%   3.06%  3.39%   3.21%
 25         2.93%   2.51%   2.36%  2.86%  2.81%   3.14%  3.45%   3.28%
 26         2.96%   2.59%   2.41%  2.98%  2.95%   3.23%  3.57%   3.34%
 27         3.09%   2.71%   2.52%  3.06%  2.99%   3.28%  3.72%
 28         3.17%   2.79%   2.55%  3.15%  3.03%   3.35%  3.81%
 29         3.22%   2.92%   2.62%  3.19%  3.12%   3.45%  3.91%
 30         3.26%   2.94%   2.71%  3.26%  3.13%   3.50%
 31         3.33%   3.01%   2.77%  3.33%  3.18%   3.57%
 32         3.39%   3.04%   2.81%  3.40%  3.24%
 33         3.48%   3.08%   2.85%  3.42%  3.26%
 34         3.51%   3.11%   2.88%  3.46%  3.28%
 35         3.54%   3.20%   2.93%  3.53%
 36         3.55%   3.21%   2.91%  3.56%
 37         3.56%   3.23%   2.94%  3.59%
 38         3.56%   3.24%   2.98%
 39         3.58%   3.25%   3.00%
 40         3.58%   3.27%   3.01%
 41         3.58%   3.32%
 42         3.59%   3.34%
 43         3.60%   3.36%
 44         3.61%
 45         3.61%
 46         3.62%


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

        Cash used in operating activities was $14.0 million for the three months ended March 31, 2001, compared to $24.7 million provided in the three months ended March 31, 2000. Cash provided by operating activities during the first quarter of 2000 was primarily due to the securitization of the Company's residual cash flows from 15 of its then outstanding securitizations, resulting in a cash inflow of approximately $49.0 million. A portion of the proceeds of this transaction was used to pay down two of the Company's residual financing facilities, and to pay off a third residual financing facility. Cash used in investing activities was $1.0 million for the three months ended March 31, 2001, compared to $1.1 million for the three months ended March 31, 2000, as the Company continued to invest in technology and infrastructure. Cash provided by financing activities was $17.8 million for the three months ended March 31, 2001, compared to $22.0 million used during the three months ended March 31, 2000. The difference was primarily due to the Company reducing its residual lines of credit in connection during March 2000 in connection with the residual securitization.

        CP Facilities: As of March 31, 2001, the Company was party to two primary Contract warehousing programs (the "CP Facilities"), one a $355 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A Facility and Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility was renewed in August 2000, and expires in August 2001, but may be renewed at the option of the lender. The Triple-A Facility was renewed in September 2000. This facility will expire in September 2001 but may be renewed at the option of the lender.

        The Residual Lines: The Company, through Fundco, has three residual financing facilities: a $20.0 million facility with Merrill Lynch International ("MLI") executed in May 2000, a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer ("CSFB-Europe"), and Credit Suisse First Boston Corporation, as agent ("CSFB") executed in October 2000. (The SBRC facility together with the facility with MLI, and the newest facility with CSFB-Europe described above are sometimes referred to herein as the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. The facility provided by MLI has a one year term expiring in May 2001, and will not be renewed. Each loan under the SBRC line or the CSFB-Europe line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

        Subordinated Debt: As of March 31, 2001, the Company had outstanding approximately $18.7 million of subordinated debt. $6.7 million of this amount is being amortized through February 2003 with a stated interest rate of 9.5%. The remaining balance has a stated interest rate of 12.5% and a maturity of June 2006.

        The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of March 31, 2001.

        Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

SECURITIZATIONS

        Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed a AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $400 million in the first quarter of 2001.

        During the second quarter of 2001, the Company priced a securitization totaling $400 million.

        The net proceeds of securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through March 31, 2001, the Company has securitized $5.6 billion of its Contracts in 23 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issues certificates and/or notes in an amount equal to the aggregate principal balance of the Contracts.

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

        The Company has the ability to move rates upward in response to rising borrowing costs because the Company currently does not originate Contracts near the maximum rates permitted by law. Further, the Company employs a hedging strategy, which primarily consists of the execution of forward interest rate swaps. These hedges are entered into by the Company in numbers and amounts, which generally correspond to the anticipated principal amount of the related securitization. Gains and losses relative to these hedges are recognized in full at the time of securitization as an adjustment to the gain on sale of the Contracts. The Company has only used counterparties with investment grade debt ratings from national rating agencies for its hedging transactions.

        Management monitors the Company's hedging activities on a frequent basis to ensure that the hedges, their correlation to the total consideration to be received in the forecasted securitization and the amounts being hedged continue to provide effective protection against interest rate risk. The Company's hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company's gain on sales of Contracts and results of operations and cash flows could be adversely affected. The amount and timing of hedging transactions are determined by senior management based upon the amount of Contracts purchased and the interest rate environment.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2000, the Emerging Issues Task Force reached consensus on Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 125. The amount of accretable yield should not be displayed in the balance sheet. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarters beginning after March 15, 2001. The Company is presently assessing the effect of Issue No. 99-20 on the consolidated financial statements of the Company.

        In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FAS 125." This Statement replaces FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has adopted the provisions for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. Finally, the Company also is subject to other litigation common to the motor vehicle finance industry and businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company is currently a defendant in three consumer class action lawsuits. One such proceeding, served in 1999, in which the Company is a defendant, has been brought as a class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. The trial in this matter recently concluded and the Company is awaiting the court's decision. Another such proceeding, served in 2000, in which the Company is a defendant, was brought as a putative class action and is pending in the state of New Jersey. This case recently settled for a nominal amount and will be dismissed once the settlement documentation is finalized.

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

ITEM 5. OTHER INFORMATION

FORWARD LOOKING STATEMENTS

        The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of Onyx Acceptance Corporation with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Onyx Acceptance Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by consumers and demographics of the lending markets of Onyx Acceptance Corporation; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto finance operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

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

We Depend on Warehouse Financing.

        We depend on warehousing facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. Our business strategy requires that such financing continue to be available during the warehouse period.

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

We Depend on Credit Enhancement.

        From inception through March 31, 2001, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. We cannot assure you that:

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

We Are Subject to System Risks.

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

We Are Subject to Litigation Risks.

        We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry and other businesses. Companies in the motor vehicle finance industry have been named as defendants in an increasing number of class action lawsuits brought by purchasers of motor vehicles claiming violation of various federal and state consumer credit and similar laws and regulations. We are defendants in three such consumer class action lawsuits, one of which was served on us in 2000. One such proceeding, served in 1999, in which we are a defendant, has been brought as a putative class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. The trial in this matter recently concluded and we are awaiting the court's decision. Another such proceeding, served in 2000, in which we are a defendant, was brought as a putative class action and is pending in the state of New Jersey. This case recently settled for a nominal amount and will be dismissed once the settlement documentation is finalized.

        In another such consumer class action, filed and served in 1999, pending in Orange County Superior Court in the state of California, and entitled Jason Bollinger v. Onyx Acceptance Corporation (Action number 807831), the plaintiffs alleged that we sent defective post-repossession notices to certain California borrowers following the repossession or voluntary surrender of their vehicles. Without admitting liability, we entered into a settlement agreement with respect to this matter, and this agreement was approved by the court in October 2000. Under the terms of the settlement, we refunded certain amounts collected on deficiencies related to class members' accounts (in some instances, with interest) and paid a certain portion of the plaintiff's counsel fees and other amounts. Pursuant to the settlement, the monies from refund checks not cashed by the class members cannot be returned to us. In accordance with the settlement, these amounts shall be paid as follows: one-half to the plaintiff's counsel up to a negotiated cap, as an additional attorney's fee award, and the remainder to a non-profit youth soccer organization in Orange County, California where the our headquarters is located. One of the children of Mr. Hall, the Company's President and Chief Executive Officer, participates in this organization. Mr. Hall has also volunteered in certain capacities in this organization.

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

        While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

        (a)     Exhibits

       EXHIBIT
        NUMBER      EXHIBIT TITLE
       -------      -------------
        10.107      Onyx Acceptance Corporation Non-Qualified Deferred
                    Compensation Plan

        10.108      The Onyx Acceptance Corporation Non-Qualified Deferred
                    Compensation Plan Trust Agreement

        21.1        Subsidiaries of the Registrant.

----------

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

Date: March 14, 2001


                                       By: /s/ DON P. DUFFY
                                           ------------------------------------
                                           Don P. Duffy
                                           Executive Vice President and
                                           Principal  Financial Officer

Date: March 14, 2001

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER      EXHIBIT TITLE
       --------     -------------
        10.107      Onyx Acceptance Corporation Non-Qualified Deferred
                    Compensation Plan

        10.108      The Onyx Acceptance Corporation Non-Qualified Deferred
                    Compensation Plan Trust Agreement

        21.1        Subsidiaries of the Registrant.