Form 10-Q
period 2001-06-30
ONYX ACCEPTANCE CORP
filed 2001-08-14
CIK 1006614

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 YES [X] NO [ ]

     As of August 14, 2001, there were 5,071,413 shares of registrant's Common Stock, par value $.01 per share outstanding.

================================================================================

                           ONYX ACCEPTANCE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                            PAGE
                                                                            ----
PART I.  Financial Information............................................    3

Item 1.  Financial Statements.............................................    3

         Condensed Consolidated Statements of Financial Condition
         at June 30, 2001 and December 31, 2000...........................    3

         Condensed Consolidated Statements of Income for the three
         and six months ended June 30, 2001 and June 30, 2000.............    4

         Consolidated Statement of Stockholders' Equity at June 30, 2001..    5

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and June 30, 2000.................    6

         Notes to Condensed Consolidated Financial Statements.............    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   18

PART II. Other Information................................................   18

Item 1.  Legal Proceedings................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders..............   19

Item 5.  Other Information................................................   20

Item 6.  Exhibits and Reports on Form 8-K.................................   26

SIGNATURES................................................................   27

EXHIBIT INDEX.............................................................   28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                     ASSETS

                                                            JUNE 30,    DECEMBER 31,
                                                              2001          2000
                                                            --------    ------------
                                                             (DOLLARS IN THOUSANDS)
Cash and cash equivalents ...............................   $  6,024      $  3,130
Credit enhancement assets ...............................    169,973       146,013
Contracts held for sale (Net of allowance) ..............    166,960       170,755
Other assets ............................................     10,290        11,482
                                                            --------      --------
           Total assets .................................   $353,247      $331,380
                                                            ========      ========

                                  LIABILITIES

Accounts payable ........................................   $ 31,810      $ 22,706
Debt ....................................................    236,854       233,152
Other liabilities .......................................     24,652        19,929
                                                            --------      --------
          Total liabilities .............................    293,316       275,787

                                     EQUITY

Common stock
  Par value $.01 per share; authorized 15,000,000 shares;
    issued and outstanding 4,989,504 as of June 30, 2001
    and 4,989,504 as of December 31, 2000 ...............         50            50
Paid in capital .........................................     32,601        32,601
Retained earnings .......................................     24,259        21,550
Accumulated other comprehensive income, net of tax ......      3,021         1,392
                                                            --------      --------
           Total equity .................................     59,931        55,593
                                                            --------      --------
           Total liabilities and equity .................   $353,247      $331,380
                                                            ========      ========


 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                            -------------------------     -------------------------
                                               2001           2000           2001           2000
                                            ----------     ----------     ----------     ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)                   (UNAUDITED)
REVENUES:
Interest income .......................     $    8,831     $    4,438     $   15,606     $   13,336
Interest expense ......................          2,899          3,346          7,084          8,286
                                            ----------     ----------     ----------     ----------
Net interest income ...................          5,932          1,092          8,522          5,050
Gain on sale of contracts .............         10,257         13,989         19,576         26,745
Service fee income ....................         12,699         10,278         25,809         18,958
                                            ----------     ----------     ----------     ----------
Total Revenues ........................         28,888         25,359         53,907         50,753

EXPENSES:
    Provision for credit losses .......            130            285            464            718
    Interest expense-other ............          1,523          1,066          3,063          2,512

OPERATING EXPENSES:
    Salaries and benefits .............         14,160         12,568         26,667         24,071
    Systems and servicing .............          1,546          1,488          3,097          3,063
    Telephone and data lines ..........          1,329          1,508          2,479          3,155
    Depreciation ......................          1,220          1,019          2,474          2,021
    General and administrative expenses          5,862          4,751         11,032          9,679
                                            ----------     ----------     ----------     ----------
Total Operating Expenses ..............         24,117         21,334         45,749         41,989
                                            ----------     ----------     ----------     ----------
Total Expenses ........................         25,770         22,685         49,276         45,219
                                            ----------     ----------     ----------     ----------
    Income before Income Taxes ........          3,118          2,674          4,631          5,534
    Income Taxes ......................          1,294          1,109          1,922          2,297
                                            ----------     ----------     ----------     ----------
Net Income ............................     $    1,824     $    1,565     $    2,709     $    3,237
                                            ==========     ==========     ==========     ==========
Net Income per share -- Basic .........     $     0.37     $     0.26     $     0.54     $     0.53
Net Income per share -- Diluted .......     $     0.35     $     0.25     $     0.53     $     0.51
Basic Shares Outstanding ..............      4,989,504      6,072,656      4,989,504      6,126,289
Diluted Shares Outstanding ............      5,156,902      6,224,764      5,144,507      6,287,141

 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                                                  ADDITIONAL               COMPREHENSIVE
                                                        COMMON     PAID-IN     RETAINED     GAIN (LOSS),
                                             SHARES      STOCK     CAPITAL     EARNINGS      NET OF TAX       TOTAL
                                             ------     ------    ----------   ---------   -------------    ---------
BALANCE, DECEMBER 31, 2000.................   4,990     $  50     $  32,601    $  21,550       $ 1,392       $55,593
Comprehensive income:
Unrealized gains in securitized
  assets, net of tax of $1.1 million.......                                                      1,629         1,629
Adoption of FAS 133, net of
  tax of ($596) thousand...................                                                       (840)         (840)
Loss on derivatives reclassified to
  earnings net of tax of $596 thousand.....                                                        840           840
Net income.................................                                        2,709                       2,709
                                              -----     -----     ---------    ---------       -------       -------
Total comprehensive income.................                                        2,709         1,629         4,338
                                              -----     -----     ---------    ---------       -------       -------
BALANCE, JUNE 30, 2001.....................   4,990     $  50     $  32,601    $  24,259       $ 3,021       $59,931
                                              =====     =====     =========    =========       =======       =======


 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ------------------------
                                                          2001           2000
                                                        ---------      ---------
                                                         (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)
OPERATING ACTIVITIES:
  Net cash provided by operating  activities ......     $     417      $  25,824

INVESTING ACTIVITIES:
  Purchases of property and equipment .............        (1,477)        (2,716)

FINANCING ACTIVITIES:
  Proceeds from exercise of employee options ......            --              6
  Repurchase of common stock ......................            --         (4,142)
  Proceeds (payments) on capital lease obligations            251           (116)
  Payments on residual lines of credit ............       (13,884)       (46,054)
  Proceeds from drawdown on residual
    lines of credit ...............................        26,100         19,000
  Paydown of warehouse lines related to
    Securitizations ...............................      (660,310)      (746,489)
  Proceeds from warehouse lines ...................       653,398        750,215
  Proceeds from issuance of subordinated debt .....            --         11,518
  Principal payments on subordinated debt .........        (1,601)          (973)
  Payments on other loans .........................            --           (199)
                                                        ---------      ---------
Net cash (used in) provided by financing activities         3,954        (17,234)
                                                        ---------      ---------
  Increase in cash and cash equivalents ...........         2,894          5,874

Cash and cash equivalents at beginning of period ..         3,130          5,190
                                                        ---------      ---------
Cash and cash equivalents at end of period ........     $   6,024      $  11,064
                                                        =========      =========


 See the accompanying notes to the condensed consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation ("Onyx" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

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

NOTE 2 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consisted of the following:

                                           JUNE 30,        DECEMBER 31,
                                             2001              2000
                                          ---------        ------------
                                                (IN THOUSANDS)
     Gross contracts held for sale        $ 172,385         $ 177,086
     Less unearned interest ......           (2,112)           (3,302)
                                          ---------         ---------
     Contracts held for sale .....          170,273           173,784
     Allowance for credit losses .           (1,155)           (1,175)
     Dealer participation ........           (2,158)           (1,854)
                                          ---------         ---------
     Total .......................        $ 166,960         $ 170,755
                                          =========         =========

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 3 -- CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

                                   JUNE 30,      DECEMBER 31,
                                     2001           2000
                                   --------      ------------
                                        (IN THOUSANDS)
     Trust receivable......        $  7,745        $  7,510
     RISA .................         162,228         138,503
                                   --------        --------
     Total ................        $169,973        $146,013
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

     During 1999, the Emerging Issues Task Force ("EITF") issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 establishes new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement.

     Effective April 1, 2001, the Company adopted EITF 99-20. Prior to the adoption of EITF 99-20, the balance of RISA was amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. The adoption of EITF 99-20 resulted in amounts previously recognized as service fee income being recognized as interest income.

     The following table presents the balances and activity for RISA:

                                            JUNE 30,        DECEMBER 31,
                                              2001              2000
                                            ---------       ------------
                                                  (IN THOUSANDS)
     Beginning Balance .............        $ 138,503         $ 137,171
     Additions .....................           42,314           109,173
     Amortization ..................          (21,347)          (61,229)
     Sale of RISA ..................                            (49,924)
     Change in unrealized gain on
       Securities available for sale            2,758             3,312
                                            ---------         ---------
     Ending Balance ................        $ 162,228         $ 138,503
                                            =========         =========

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


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

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the weighted average annual percentage rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0% and financial insurance fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses and by discounting to present value at the current market discount rates.

                                                  MARCH 31,      DECEMBER 31,
                                                    2001             2000
                                                 -----------     -----------
                                                         (IN THOUSANDS)
     Estimated net undiscounted RISA earnings..  $   310,100     $   286,125
     Off balance sheet allowance for losses ...     (116,478)       (116,086)
     Discount to present value ................      (31,394)        (31,536)
                                                 -----------     -----------
     Retained interest in securitized assets...  $   162,228     $   138,503
                                                 ===========     ===========
     Outstanding balance of contracts sold
       through Securitizations ................  $ 2,634,679     $ 2,513,407

NOTE 4 -- NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share ("EPS"):

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                    ------------------     -----------------
                                                      2001       2000       2001       2000
                                                    -------     ------     ------     ------
                                                       (IN THOUSANDS, EXCEPT $ PER SHARE)
     Net Income ................................     $1,824     $1,565     $2,709     $3,237
                                                     ======     ======     ======     ======
     Weighted average shares outstanding .......      4,990      6,073      4,990      6,126
     Net effect of dilutive stock
       options/warrants ........................        167        152        155        161
                                                     ------     ------     ------     ------
     Diluted weighted average shares outstanding      5,157      6,225      5,145      6,287
                                                     ======     ======     ======     ======
     Net income per share:
     Basic EPS .................................     $ 0.37     $ 0.26     $ 0.54     $ 0.53
                                                     ======     ======     ======     ======
     Diluted EPS ...............................     $ 0.35     $ 0.25     $ 0.53     $ 0.51
                                                     ======     ======     ======     ======

NOTE 5 -- CHANGE IN ACCOUNTING PRINCIPLES

     ADOPTION OF SFAS NO. 133

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

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


     Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax reduction in Accumulated Other Comprehensive Income as of January 1, 2001, of $840,000, representing the fair value of the derivatives net of tax.

     All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. The Company has reclassified to earnings $840,000 of its loss from adoption, which was recorded in Accumulated Other Comprehensive Income when the forecasted transaction occurred during the first quarter of 2001.

     Cash Flow Hedges

     Onyx maintains an overall risk management strategy that incorporates the use of interest rate and derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. Derivative instruments that are used as part of the Company's interest rate management strategy include forward interest rate swaps. These instruments are designated as cash flow hedges. Onyx does not use any of these instruments for trading or speculative purposes.

     The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the RISA attributable to the risk of changing interest rates. The Company's interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions.

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

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


     The Company will discontinue hedge accounting prospectively when (1) it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item such as firm commitments or forecasted transactions; (2) it is no longer probable that the forecasted transaction will occur; (3) the derivative expires or is sold, terminated, or exercised; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     ADOPTION OF SFAS NO. 140

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FAS 125." This Statement replaces FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material effect on the Company's financial statements.

NOTE 6 -- CONTINGENCIES

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

NOTE 7 -- SUBSEQUENT EVENTS

     During the third quarter of 2001 to date, the Company has securitized $400 million in Contracts. The Company has converted its loan accounting and collection systems from an external service provider to an in-house system as of July 1, 2001.

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

     Prior to securitizing Contracts, the Company earns interest income on its Contracts, pays interest on funds used to purchase the Contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income, which is a component of interest income.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to purchase such Contracts.

     Net interest income totaled approximately $5.9 million and $8.5 million for the three and six-month period ended June 30, 2001 compared to $1.1 million and $5.1 million for the same periods in 2000. The increase in net interest income was primarily due to the adoption of Emerging Issues Task Force ("EITF") 99-20 and a reduction in interest expense related to the Company's warehouse financing lines of credit. EITF 99-20 requires that the Company recognize income from its retained interest in securitized assets on a level yield "accrual" method over the remaining estimated life of the corresponding asset. Prior to 99-20, the Company recognized income on its credit enhancement assets as a component of service fee income.

GAIN ON SALE OF CONTRACTS

     The Company recorded a gain on sale of Contracts of $10.3 million and $19.6 million for the three and six-month periods ended June 30, 2001, compared to $14.0 million and $26.7 million for the same periods in 2000. The reduction of the gain was principally due to management's decision to target higher credit-worthy borrowers, which resulted in a reduction in the size of the securitizations, $800.0 million for such six-month period in 2001 versus $880.0 million in 2000. In addition, the Company's weighted average net interest rate spread before issuance costs and losses on securitized Contracts declined to 5.04% for the six months ended June 30, 2001 versus 5.25% for the same period in 2000. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the sale. The net interest rate spread is also affected by product mix, general market conditions and overall market interest rates.

SERVICE FEE INCOME

     Service fee income includes contractual servicing income and other fee income. Contractual service fee income is earned at a rate of 1% per annum on the outstanding balance of Contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and is dependent on the number of Contracts originated and the size of the serviced portfolio. Increased competition may also affect the amount of other fee income that the Company may earn when originating or servicing Contracts.

     Service fee income increased to $12.7 million and $25.8 million for the three and six-month periods ended June 30, 2001, compared to $10.3 million and $19.0 million for the same periods in 2000. These increases are due to higher amounts of service fees as a result of the growth of the serviced portfolio.

PROVISION FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by adjusting the provision for credit losses to cover additional Contracts originated and increases in loss estimates and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the Contracts are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors probable losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb probable losses. The provision for credit losses totaled $130 thousand and $464 thousand for the three and six-month periods ended June 30, 2001, compared to $285 thousand and $718 thousand for the same periods in 2000. Provision for credit losses consists of net credit losses incurred during the warehousing period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses accounted for $237 thousand and $460 thousand during the three and six-month periods ended June 30, 2001, compared to $390 thousand and $685 thousand for the same periods in 2000.

OPERATING EXPENSES

     Total operating expenses were $24.1 million or 3.45% of the average serviced portfolio for the three months ended June 30, 2001 compared to $21.3 million or 3.53% of the average serviced portfolio for the same period in 2000. For the six months ended June 30, 2001, total operating expenses were $45.7 million or 3.30% of the average serviced portfolio, versus $42.0 million or 3.60% of the average serviced portfolio for the six months ended June 30, 2000. The dollar increase in total operating expenses is primarily attributable to an increase in the average serviced portfolio for the period. The average serviced portfolio increased to $2.8 billion for the six months ended June 30, 2001 from $2.3 billion for the same period in 2000, an increase of approximately 21%.

     The Company incurred salary and benefit expenses of $14.2 million for the three months ended June 30, 2001, compared to $12.6 million for the same period in 2000. For the six months ended June 30, 2001 total salary and benefit expenses were $26.7 million, versus $24.1 million for the same period in 2000. This increase is attributable to the incremental staffing requirements related to the expansion of operations and the growth of the serviced portfolio. The number of employees at the Company, including temporary staff, increased from 1,036 at June 30, 2000, to 1,102 at June 30, 2001.

     System and servicing expenses remained stable at $1.5 million for the quarters ended June 30, 2001 and 2000. For the six months ended June 30, 2001, total system and servicing expenses also remained stable at $3.1 million, as the Company renegotiated several contracts with its major service providers. The Company acquired a loan accounting and collection system during 2000, and intends to bring these processes in-house in the third quarter of 2001.

     Telephone and data line charges declined to $1.3 million from $1.5 million for the second quarter of 2001 and 2000 respectively. For the six months ended June 30, 2001 total telephone and data line charges were $2.5 million, versus $3.2 million for the same period in 2000. Although these charges generally increase with the growth of the serviced portfolio, the reduction between 2001 and 2000 was primarily due to renegotiated contracts for long distance rates with certain carriers. Assuming no additional reduction in long distance rates, the Company expects these charges to increase with the continued growth of the serviced portfolio.

     Depreciation expenses increased slightly to $1.2 million for the three months ended June 30, 2001 compared to $1.0 million for the same period in 2000. For the six months ended June 30, 2000 and 2001, depreciation expense amounted to $2.5 million and $2.0 million respectively, as the Company continued to invest in technology and infrastructure. General and administrative expenses increased to $5.9 million for the three months ended June 30,

2001 compared to $4.8 million for the same period in 2000. For the six months ended June 30, 2001 and 2000, general and administrative expenses were $11.0 million and $9.7 million, respectively. Higher expenses are primarily due to the growth of the average serviced portfolio.

INCOME TAXES

     The Company files federal and state tax returns. The effective tax rates for March 31, 2001 and 2000 were 41.5%.

                               FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $170.2 million at June 30, 2001, compared to $173.8 million at December 31, 2000. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed securitization transactions of $400.0 million during the first and second quarters of 2001. The Company plans to continue to securitize Contracts on a regular basis.

     The following table illustrates the changes in the Company's Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                       FOR THE QUARTERS ENDED
                                                 ----------------------------------------------------------------------
                                                  JUNE 30,       SEPT. 30,      DEC. 31,       MAR. 31,       JUNE 30,
                                                    2000           2000           2000           2001           2001
                                                 ----------     ----------     ----------     ----------     ----------
                                                                         (DOLLARS IN THOUSANDS)
Contracts purchased/originated during period     $  434,144     $  367,636     $  401,181     $  430,524     $  379,595
Average monthly volume during period .......        144,714        122,545        133,727        143,508        126,531
Gain on sale of Contracts ..................         13,989         12,066          6,217          9,319         10,257
Contracts securitized during period ........        450,000        440,000        400,000        400,000        400,000
Servicing portfolio at period end ..........      2,500,207      2,584,152      2,690,606      2,784,411      2,807,181

                                  ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of predictive dialing and other systems. At June 30, 2001, delinquencies represented 2.23% of the amount of Contracts in its serviced portfolio compared to 4.14% at December 31, 2000. Annualized net charge-offs as a percentage of the average servicing portfolio were 2.67% for the quarter ended June 30, 2001, compared to 2.23% for the same period in 2000.

     Off balance sheet reserves at June 30, 2001 were 4.4%, compared to 4.6% at December 31, 2000. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitizations.

                  DELINQUENCY EXPERIENCE OF SERVICING PORTFOLIO

                                             JUNE 30, 2001              DECEMBER 31, 2000
                                        -----------------------      -----------------------
                                          AMOUNT          NO.          AMOUNT          NO.
                                        ----------      -------      ----------      -------
                                                        (DOLLARS IN THOUSANDS)
Servicing portfolio ...............     $2,807,181      282,892      $2,690,606      269,372
Delinquencies(1)(2)
  31-59 days ......................     $   42,033        4,683      $   71,681        7,424
  60-89 days ......................         12,101        1,369          23,085        2,285
  90+ days ........................          8,490          984          16,748        1,749
                                        ----------      -------      ----------      -------
    Total .........................     $   62,624        7,036      $  111,514       11,458
                                        ==========      =======      ==========      =======
Total delinquencies as a percent of
  Servicing portfolio .............           2.23%        2.49%           4.14%        4.25%

-----------
(1) Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent repossessed inventory as a percent of the serviced portfolio was 0.79% and 0.83% at June 30, 2001 and December 31, 2000, respectively. Delinquent contracts in bankruptcy as a percent of the serviced portfolio was 0.76% and 0.52% at June 30, 2001 and December 31, 2000, respectively.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                   LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                            --------------------------      --------------------------
                                               2001            2000            2001            2000
                                            ----------      ----------      ----------      ----------
                                                                             (DOLLARS IN THOUSANDS)
Period end Contracts outstanding ......     $2,807,181      $2,500,207      $2,807,181      $2,500,207
Average servicing portfolio(1) ........     $2,794,503      $2,415,843      $2,776,444      $2,326,900
Number of gross charge-offs ...........          3,508           2,551           6,616           4,912
Gross charge-offs .....................     $   22,322      $   15,895      $   43,229      $   30,950
Net charge-offs(2) ....................     $   18,627      $   13,439      $   37,115      $   26,491
Annualized net charge-offs as a percent
  of average Servicing portfolio ......           2.67%           2.23%           2.67%           2.28%

------------
(1)  Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH JUNE 30, 2001:


MONTH     97-2   97-3  97-4   98-1   98-A  98-B   98-C  99-A   99-B   99-C  99-D   00-A  00-B   00-C  00-D   01-A  01-B
-----     ----   ----  ----   ----   ----  ----   ----  ----   ----   ----  ----   ----  ----   ----  ----   ----   ----
  1       0.00%  0.00% 0.00%  0.00%  0.00% 0.00%  0.00% 0.00%  0.00%  0.00% 0.00%  0.00% 0.00%  0.00% 0.00%  0.00%  0.00%
  2       0.00%  0.00% 0.00%  0.01%  0.01% 0.00%  0.02% 0.00%  0.00%  0.01% 0.00%  0.00% 0.00%  0.00% 0.00%  0.00%  0.00%
  3       0.02%  0.02% 0.01%  0.02%  0.03% 0.02%  0.02% 0.02%  0.03%  0.03% 0.01%  0.02% 0.02%  0.01% 0.00%  0.00%
  4       0.07%  0.09% 0.04%  0.08%  0.07% 0.08%  0.04% 0.05%  0.07%  0.06% 0.04%  0.04% 0.04%  0.03% 0.02%  0.02%
  5       0.22%  0.13% 0.11%  0.14%  0.14% 0.19%  0.15% 0.11%  0.14%  0.16% 0.09%  0.11% 0.10%  0.06% 0.07%  0.07%
  6       0.32%  0.24% 0.20%  0.24%  0.23% 0.33%  0.27% 0.21%  0.27%  0.28% 0.15%  0.18% 0.17%  0.11% 0.15%
  7       0.59%  0.36% 0.28%  0.40%  0.37% 0.45%  0.46% 0.35%  0.43%  0.47% 0.24%  0.37% 0.30%  0.26% 0.26%
  8       0.80%  0.47% 0.43%  0.53%  0.42% 0.61%  0.57% 0.49%  0.60%  0.64% 0.43%  0.63% 0.44%  0.41% 0.39%
  9       0.91%  0.62% 0.55%  0.68%  0.51% 0.82%  0.74% 0.63%  0.85%  0.83% 0.59%  0.87% 0.67%  0.65%
 10       1.07%  0.73% 0.72%  0.85%  0.70% 0.95%  0.94% 0.81%  1.07%  1.09% 0.76%  1.05% 0.90%  0.85%
 11       1.26%  0.81% 0.87%  1.04%  0.85% 1.10%  1.12% 1.04%  1.34%  1.31% 0.99%  1.27% 1.11%  1.08%
 12       1.42%  0.94% 0.95%  1.20%  1.01% 1.20%  1.30% 1.29%  1.56%  1.47% 1.20%  1.59% 1.38%  1.29%
 13       1.58%  1.10% 1.08%  1.33%  1.17% 1.36%  1.54% 1.49%  1.79%  1.62% 1.41%  1.82% 1.57%
 14       1.68%  1.23% 1.19%  1.46%  1.37% 1.48%  1.73% 1.72%  1.90%  1.77% 1.52%  2.03% 1.84%
 15       1.80%  1.38% 1.36%  1.61%  1.48% 1.64%  1.90% 1.90%  2.08%  2.00% 1.70%  2.25% 2.08%
 16       1.97%  1.58% 1.42%  1.71%  1.59% 1.89%  2.10% 2.10%  2.23%  2.08% 2.00%  2.48%
 17       2.10%  1.68% 1.52%  1.88%  1.76% 2.05%  2.28% 2.26%  2.42%  2.29% 2.17%  2.64%
 18       2.23%  1.77% 1.64%  2.01%  1.96% 2.22%  2.51% 2.46%  2.63%  2.48% 2.40%
 19       2.35%  1.91% 1.75%  2.17%  2.07% 2.37%  2.71% 2.59%  2.71%  2.61% 2.61%
 20       2.48%  2.04% 1.85%  2.25%  2.25% 2.50%  2.83% 2.71%  2.89%  2.73% 2.87%
 21       2.59%  2.11% 1.97%  2.41%  2.37% 2.67%  2.95% 2.83%  3.08%  2.92% 3.05%
 22       2.72%  2.20% 2.08%  2.52%  2.48% 2.79%  3.08% 2.88%  3.21%  3.07%
 23       2.81%  2.31% 2.12%  2.63%  2.65% 2.92%  3.25% 3.03%  3.31%  3.22%
 24       2.85%  2.41% 2.23%  2.75%  2.76% 3.06%  3.39% 3.21%  3.43%
 25       2.93%  2.51% 2.36%  2.86%  2.81% 3.14%  3.45% 3.28%  3.55%
 26       2.96%  2.59% 2.41%  2.98%  2.95% 3.23%  3.57% 3.34%  3.67%
 27       3.09%  2.71% 2.52%  3.06%  2.99% 3.28%  3.72% 3.47%
 28       3.17%  2.79% 2.55%  3.15%  3.03% 3.35%  3.81% 3.61%
 29       3.22%  2.92% 2.62%  3.19%  3.12% 3.45%  3.91% 3.67%
 30       3.26%  2.94% 2.71%  3.26%  3.13% 3.50%  4.05%
 31       3.33%  3.01% 2.77%  3.33%  3.18% 3.57%  4.13%
 32       3.39%  3.04% 2.81%  3.40%  3.24% 3.67%  4.21%
 33       3.48%  3.08% 2.85%  3.42%  3.26% 3.73%
 34       3.51%  3.11% 2.88%  3.46%  3.28% 3.81%
 35       3.54%  3.20% 2.93%  3.53%  3.36%
 36       3.55%  3.21% 2.91%  3.56%  3.39%
 37       3.56%  3.23% 2.94%  3.59%  3.42%
 38       3.56%  3.24% 2.98%  3.64%
 39       3.58%  3.25% 3.00%  3.67%
 40       3.58%  3.27% 3.01%  3.68%
 41       3.58%  3.32% 3.03%
 42       3.59%  3.34% 3.04%
 43       3.60%  3.36% 3.07%
 44       3.61%  3.40%
 45       3.61%  3.39%
 46       3.62%  3.38%

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

     Cash provided by operating activities was $417.0 thousand for the six months ended June 30, 2001, compared to $25.8 million provided in the six months ended June 30, 2000. Cash provided by operating activities during the first half of 2000 was primarily due to the securitization of the Company's residual cash flows from 15 of its then outstanding securitizations, resulting in a cash inflow of approximately $49.0 million. A portion of the proceeds of this transaction was used to pay down two of the Company's residual financing facilities and to pay off a third residual financing facility. Cash used in investing activities was $1.5 million for the six months ended June 30, 2001, compared to $2.7 million for the six months ended June 30, 2000. The reduction in investing activities is partially due to an increase in the Company's use of capital lease lines for acquisitions of furniture and computer equipment in 2001. Cash provided by financing activities was $3.9 million for the six months ended June 30, 2001, compared to $17.2 million used during the six months ended June 30, 2000. The difference was primarily due to the Company reducing its residual lines of credit during March 2000 in connection with the residual securitization.

     CP Facilities: As of June 30, 2001, the Company was party to two primary Contract warehousing programs (the "CP Facilities"), one a $355 million facility with Triple-A One Funding Corporation ("Triple-A"), and the other a $150 million facility with Park Avenue Receivables Corporation ("Parco"). Two of the Company's special purpose subsidiaries, Onyx Acceptance Financial Corporation ("Finco") for the Triple-A Facility and Onyx Acceptance Receivables Corporation ("Recco") for the Parco Facility, are the borrowers under the CP Facilities. The CP Facilities are used to fund the purchase or origination of Contracts. Triple-A and Parco are both rated commercial paper asset-backed conduits sponsored by MBIA Insurance Corporation ("MBIA") and The Chase Manhattan Bank ("Chase"), respectively. MBIA provides credit enhancement for both facilities by issuing financial guarantee insurance policies covering all principal and interest obligations owed for the borrowings under the facilities. The Company pledges its Contracts held for sale to borrow from Triple-A and from Parco. The Parco Facility will expire in August 2001 and will not be renewed. The Triple-A Facility is scheduled to expire in September 2001. The Company and the lender are currently working on the renewal of the facility.

     The Residual Lines: The Company, through Fundco, currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer ("CSFB-Europe"), and Credit Suisse First Boston Corporation, as agent ("CSFB") executed in October 2000. (The SBRC facility together with the CSFB-Europe facility described above are sometimes referred to herein as the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. A $20.0 million facility with Merrill Lynch International ("MCI") expired in May 2001 and was not renewed. Each loan under the SBRC line or the CSFB-Europe line matures one year after the date of the loan; the Company expects each loan to be renewed at term.

     Subordinated Debt: As of June 30, 2001, the Company had outstanding approximately $17.9 million of subordinated debt. $5.9 million of this amount is being amortized through February 2003 with a stated interest rate of 9.5%. The remaining balance has a stated interest rate of 12.5% and a maturity of June 2006.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of June 30, 2001.

     Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

Securitizations

     Regular securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed a AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $400 million in the second quarter of 2001.

     To date, during the third quarter of 2001, the Company has executed a securitization totaling $400 million.

     The net proceeds of securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through June 30, 2001, the Company has securitized $6.0 billion of its Contracts in 24 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issues certificates and/or notes in an amount equal to the aggregate principal balance of the Contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142 goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning January 1, 2002. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. Finally, the Company also is subject to other litigation common to the motor vehicle finance industry and businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company is currently a defendant in three consumer class action lawsuits. One such proceeding, served in 1999, in which the Company is a defendant, has been brought as a class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. The trial in this matter has been concluded and the Company is awaiting the entry of the court's final decision. Another such proceeding, served in 2000, in which the Company is a defendant, was brought as a putative class action and is pending in the state of New Jersey. This case settled for a nominal amount and will be dismissed once the settlement documentation is finalized.

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

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087
(GLT)(EEx)). The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for 1996, 1997 and the first three fiscal quarters of 1998. In February 2001, an amended complaint was dismissed with prejudice by the court; the plaintiff has appealed this dismissal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 31, 2001 (the "Meeting"). At the Meeting, the stockholders were asked to vote on several Company proposals.

1. Election of directors.

     The stockholders elected the director nominee, John W. Hall, to serve for a three year term expiring at the Annual Meeting in the year 2004.

                                    VOTES FOR    VOTES AGAINST    ABSTENTIONS
                                    ---------    -------------    -----------
     THE VOTING WENT AS FOLLOWS:    4,482,853       162,612

     The stockholders elected the director nominee, Thomas C. Stickel, to serve for a three year term expiring at the Annual Meeting in the year 2004.

                                    VOTES FOR    VOTES AGAINST    ABSTENTIONS
                                    ---------    -------------    -----------
     THE VOTING WENT AS FOLLOWS:    4,588,353       57,112

2. Ratification of the selection of independent accountants.

     The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 was also approved by the stockholders.

                                    VOTES FOR    VOTES AGAINST    ABSTENTIONS
                                    ---------    -------------    -----------
     THE VOTING WENT AS FOLLOWS:    4,627,657       12,108           5,700

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

     o  satisfy working capital requirements and pay operating expenses; and

     o  pay interest expense.

     A significant portion of our revenues in any period is represented by gain on sale of Contracts generated by a securitization in such period, but the cash underlying such revenues is received over the life of the Contracts.

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

 We Depend on Credit Enhancement.

     From inception through June 30, 2001, each of our securitizations (other than the residual securitization) has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. We cannot assure you that:

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

We Are Subject to System Risks.

     As of July 1, 2001, the Company converted from an external service provider for its loan accounting and collections system to an in-house system. If issues with the in-house system arise in the future, we may be unable to fund Contracts and service the outstanding portfolio. The failure of this process could materially and adversely affect our results of operations, financial condition and cash flows.

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

We Are Subject to Litigation Risks.

     We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry and other businesses. Companies in the motor vehicle finance industry have also been named as defendants in an increasing number of class action lawsuits brought by purchasers of motor vehicles claiming violation of various federal and state consumer credit and similar laws and regulations. We are defendants in three such consumer class action lawsuits. One such proceeding, served in 1999, in which we are a defendant, has been brought as a putative class action and is pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raise issues regarding the payment of dealer participation to dealers. The trial in this matter has been concluded and we are awaiting the entry of the court's final decision. Another such proceeding, served in 2000, in which we are a defendant, was brought as a putative class action and is pending in the state of New Jersey. This case settled for a nominal amount and will be dismissed once the settlement documentation is finalized.

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

     On January 25, 2000, a putative class action complaint was filed against us and certain of our officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from our use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). We believe that our previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, we retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated our financial statements for 1996, 1997 and the first three fiscal quarters of 1998. In February 2001, an amended complaint was dismissed with prejudice by the court; the plaintiff has appealed the dismissal.

     While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

     (a) Exhibits

     EXHIBIT
     NUMBER                             EXHIBIT TITLE
     -------                            -------------
     10.109     Daybreak-The Big Picture Master License Agreement

     10.110 SuperSolutions Corporation Daybreak-The Big Picture Service Level Agreement

     21.1       Subsidiaries of the Registrant.

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


Date: August 14, 2001

                                           By: /s/ DON P. DUFFY
                                               ---------------------------------
                                                   Don P. Duffy
                                                   Executive Vice President and
                                                   Principal Financial Officer

Date: August 14, 2001

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                             EXHIBIT TITLE
     -------                            -------------
     10.109     Daybreak-The Big Picture Master License Agreement

     10.110 SuperSolutions Corporation Daybreak-The Big Picture Service Level Agreement

     21.1       Subsidiaries of the Registrant.