Form 10-Q
period 2001-09-30
ONYX ACCEPTANCE CORP
filed 2001-11-14
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 28050

ONYX ACCEPTANCE CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	33-0577635 (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

YES    [X]         NO    [   ]

     As of November 14, 2001, there were 5,078,046 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)	(AUDITED)
	(DOLLARS IN THOUSANDS)
Cash and cash equivalents	$5,975	$3,130
Credit enhancement assets	182,839	146,013
Contracts held for sale (Net of allowance)	204,090	170,755
Other assets	10,541	11,482

Total assets	$403,445	$331,380

LIABILITIES
Accounts payable	$30,562	$22,706
Debt	282,436	233,152
Other liabilities	27,669	19,929

Total liabilities	340,667	275,787
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,078,046 as of September 30, 2001 and 4,989,504 as of December 31, 2000	51	50
Paid in capital	32,647	32,601
Retained earnings	25,601	21,550
Accumulated other comprehensive income, net of tax	4,479	1,392

Total equity	62,778	55,593

Total liabilities and equity	$403,445	$331,380

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Interest income	$9,401	$3,098	$25,007	$16,433
Interest expense	1,943	2,814	9,027	11,100

Net interest income	7,458	284	15,980	5,333
Gain on sale of contracts	6,591	12,066	26,167	38,811
Service fee income	12,368	13,853	38,177	32,811

Total Revenues	26,417	26,203	80,324	76,955
EXPENSES:
Provision for credit losses	502	(73)	966	645
Interest expense — other	1,718	1,473	4,781	3,985
OPERATING EXPENSES:
Salaries and benefits	13,228	11,299	39,895	35,370
Systems and servicing	476	1,261	3,573	4,324
Telephone and data lines	1,201	1,501	3,680	4,656
Depreciation	1,094	1,170	3,568	3,191
General and administrative expenses	5,957	6,648	16,989	16,326

Total Operating Expenses	21,956	21,879	67,705	63,867

Total Expenses	24,176	23,279	73,452	68,497

Income before Income Taxes	2,241	2,924	6,872	8,458
Income Taxes	899	1,213	2,821	3,510

Net Income	$1,342	$1,711	$4,051	$4,948

Net Income per share — Basic	$0.27	$0.32	$0.81	$0.85
Net Income per share — Diluted	$0.25	$0.32	$0.78	$0.82
Basic Shares Outstanding	5,047,292	5,266,005	5,008,767	5,839,528
Diluted Shares Outstanding	5,354,351	5,423,108	5,214,455	5,999,130

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	GAIN (LOSS),
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL

BALANCE, DECEMBER 31, 2000	4,990	$50	$32,601	$21,550	$1,392	$55,593
Stock issued from warrants/options exercised	88	1	46			47
Comprehensive income:
Unrealized gains in securitized assets, net of tax of $2.9 million					4,126	4,126
Adoption of FAS 133, net of tax of $596 thousand					(840)	(840)
Loss on derivatives reclassified to earnings net of tax of $596 thousand					840	840
Unrealized loss on hedging activities, net of tax of $696 thousand					(1,039)	(1,039)
Net income				4,051		4,051

Total comprehensive income				4,051	3,087	7,138

BALANCE, SEPTEMBER 30, 2001	5,078	$51	$32,647	$25,601	$4,479	$62,778

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

	(DOLLARS IN THOUSANDS)
	(UNAUDITED)
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(44,552)	$82,928
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,140)	(3,404)
FINANCING ACTIVITIES:
Proceeds from exercise of warrants and employee options	47	6
Repurchase of common stock	—	(4,380)
Proceeds (payments) on capital lease obligations	206	(233)
Payments on residual lines of credit	(13,884)	(46,630)
Proceeds from drawdown on residual lines of credit	32,600	29,000
Paydown of warehouse lines related to Securitizations	(925,310)	(1,046,489)
Proceeds from warehouse lines	958,305	977,708
Proceeds from issuance of subordinated debt	—	11,518
Principal payments on subordinated debt	(2,427)	(1,725)
Payments on other loans	—	(199)

Net cash provided by (used in) financing activities	49,537	(81,424)

Increase (decrease) in cash and cash equivalents	2,845	(1,900)
Cash and cash equivalents at beginning of period	3,130	5,190

Cash and cash equivalents at end of period	$5,975	$3,290

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company’s 2000 Annual Report on Form 10-K.

    USE OF ESTIMATES

     In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. The more significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the credit enhancement assets and the gain on sale of motor vehicle retail installment sales and loan contracts (“Contracts”). Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience and expectation of future performance to determine such estimates. Actual results may differ from the Company’s estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

    RECLASSIFICATION

     Certain amounts in the prior quarter and year to date condensed consolidated financial statements have been reclassified to conform to the corresponding 2001 presentation.

NOTE 2 — CONTRACTS HELD FOR SALE

     Contracts held for sale consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(IN THOUSANDS)
Gross contracts held for sale	$209,504	$177,086
Less unearned interest	(1,979)	(3,302)

Contracts held for sale	207,525	173,784
Allowance for credit losses	(1,341)	(1,175)
Dealer participation	(2,094)	(1,854)

Total	$204,090	$170,755

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3 — CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(IN THOUSANDS)
Trust receivable	$7,693	$7,510
RISA	175,146	138,503

Total	$182,839	$146,013

     Retained interest in securitized assets (“RISA”) capitalized upon securitization of Contracts represent the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

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

     During 1999, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 establishes new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement.

     Effective April 1, 2001, the Company adopted EITF 99-20. Prior to the adoption of EITF 99-20, the balance of RISA was amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. The adoption of EITF 99-20 resulted in amounts previously recognized as service fee income being recognized as interest income.

     The following table presents the balances and activity for RISA:

	NINE MONTHS ENDED	YEAR ENDED
	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(IN THOUSANDS)
Beginning Balance	$138,503	$137,171
Additions	62,352	109,173
Amortization	(32,702)	(61,229)
Sale of RISA		(49,924)
Change in unrealized gain on securities available for sale	6,993	3,312

Ending Balance	$175,146	$138,503

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

     In initially valuing the RISA, the Company establishes an off balance sheet allowance for probable future credit losses. The allowance is based upon historical experience and management’s estimate of other factors that may affect portfolio performance. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management’s prior estimates.

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

	SEPTEMBER,	DECEMBER 31,
	2001	2000

	(IN THOUSANDS)
Estimated net undiscounted RISA earnings	$325,024	$286,125
Off balance sheet allowance for losses	(117,281)	(116,086)
Discount to present value	(32,597)	(31,536)

Retained interest in securitized assets	$175,146	$138,503

Outstanding balance of Contracts sold through Securitizations	$2,654,213	$2,513,407

NOTE 4 — NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (“EPS”):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

	(IN THOUSANDS, EXCEPT $ PER SHARE)
Net Income	$1,342	$1,711	$4,051	$4,948

Weighted average shares outstanding	5,047	5,266	5,009	5,840
Net effect of dilutive stock options/warrants	307	157	205	159

Diluted weighted average shares outstanding	5,354	5,423	5,214	5,999

Net income per share:
Basic EPS	$0.27	$0.32	$0.81	$0.85

Diluted EPS	$0.25	$0.32	$0.78	$0.82

NOTE 5 — ADOPTION OF SFAS NO. 133

     Effective January 1, 2001 Onyx adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

     Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax reduction in Accumulated Other Comprehensive Income as of January 1, 2001, of $840,000, representing the fair value of the derivatives net of tax.

     All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The Company has reclassified to earnings $840,000 of its loss from adoption, which was recorded in Accumulated Other Comprehensive Income when the forecasted transaction occurred during the first quarter of 2001.

     Cash Flow Hedges

     Onyx maintains an overall risk management strategy that incorporates the use of interest rate and derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. Derivative instruments that are used as part of the Company’s interest rate management strategy include forward interest rate swaps. These instruments are designated as cash flow hedges. Onyx does not use any of these instruments for trading or speculative purposes.

     The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the RISA attributable to the risk of changing interest rates. The Company’s interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions. Interest rate swap agreements are unwound upon securitization, whereby the gain or loss on the hedge is recorded to income and the associated component of the gain or loss previously recorded in other comprehensive income is reversed.

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

     Accounting for Derivatives and Hedging Activities

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and previously designated to qualify as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges or specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 6 — NEW PRONOUNCEMENTS

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FAS 125.” This Statement replaces FAS 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125’s provisions without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material effect on the Company’s financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142 goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning January 1, 2002. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes FAS-121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement also supersedes APB-30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. At present, the Company believes that FAS-144 will not have an effect on its consolidated financial statements.

NOTE 7 — CONTINGENCIES

     The Company is party to various legal proceedings similar to actions brought against other companies in the motor vehicle finance and other industries, which are or may or may not be covered under insurance policies it holds. The Company vigorously defends such proceedings; however, there is no assurance as to the results. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition.

NOTE 8 — SUBSEQUENT EVENTS

     During the fourth quarter of 2001, the Company securitized $400 million in Contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx Acceptance Corporation (“Onyx” or the “Company”) is a specialized consumer finance company engaged in the purchase, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships. The Company focuses its efforts on acquiring Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have an acceptable credit profile.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company’s borrowings to purchase such Contracts.

     Net interest income totaled approximately $7.5 million and $16.0 million for the three and nine-month period ended September 30, 2001 compared to $284.0 thousand and $5.3 million for the same periods in 2000. The increase in net interest income was primarily due to the adoption of Emerging Issues Task Force (“EITF”) 99-20 and a reduction in interest expense related to the Company’s warehouse financing line of credit as a result of declining market interest rates. EITF 99-20 requires that the Company recognize income from its retained interest in securitized assets on a level yield “accrual” method over the remaining estimated life of the corresponding asset. Prior to EITF 99-20, the Company recognized income on its credit enhancement assets as a component of service fee income.

GAIN ON SALE OF CONTRACTS

     The Company recorded a gain on sale of Contracts of $6.6 million and $26.2 million for the three and nine-month periods ended September 30, 2001, compared to $12.1 million and $38.8 million for the same periods in 2000. Over the past year, management has targeted higher credit-worthy borrowers resulting in a reduction in the weighted average net interest spread for securitizations executed during 2001. However, in light of the general economic conditions the nation is experiencing, management estimates that credit losses will occur at rates similar to the Company's historical experience. These factors are the principal reasons underlying the reduction in the gain on sale of Contracts from 2000 to 2001. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the sale. The net interest rate spread is also affected by product mix, general market conditions and overall market interest rates. For securitizations executed during the nine-month period in 2000, the weighted average net interest rate spread before issuance costs and losses was 5.38%; this rate declined to 4.87% for the same period in 2001. In addition, a reduction in Contracts securitized, from $1.32 billion during the nine-month period in 2000, to $1.2 billion for the same period in 2001, contributed to the decline in gain on sale of Contracts.

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

     Service fee income decreased to $12.4 million during the third quarter of 2001, versus $13.9 million for the same period in 2000. This decrease is principally due to the adoption of EITF 99-20, which requires that the Company recognize income from its retained interest in securitized assets on a level yield “accrual” method over the remaining estimated life of the corresponding asset. Prior to EITF 99-20, the Company recognized income on its credit enhancement assets as a component of service fee income. Service fee income for the nine-month period ending September 30, 2001 was $38.2 million compared to $32.8 million for the same period in 2000. These increases are due to higher amounts of service fees as a result of the growth of the average serviced portfolio. The average serviced portfolio increased to $2.8 billion for the nine months ended September 30, 2001, compared to $2.4 billion for the same period in 2000. In addition, the adoption date of EITF 99-20, which was not retroactive, was April 1, 2001, leaving the first quarter of service fee income to be recorded under the previous accounting standards.

PROVISION FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses to cover anticipated losses for Contracts held for sale. The allowance for credit losses is increased by adjusting the provision for credit losses to cover additional Contracts originated and increases in loss estimates and decreased by actual losses on the Contracts held for sale or by the reduction of the amount of Contracts held for sale. The level of the allowance is based principally on the outstanding balance of Contracts held for sale and the historical loss trends for the period of time the Contracts are held before being sold in a securitization. When the Company sells Contracts in a securitization transaction, it reduces its allowance for credit losses and factors probable losses into its calculation of gain on sale. The Company believes that the allowance for credit losses is currently adequate to absorb probable losses. The provision for credit losses totaled $502 thousand and $966 thousand for the three and nine-month periods ended September 30, 2001, compared to ($73) thousand and

$645 thousand for the same periods in 2000. The negative provision for the third quarter of 2000 was caused by the reduction in Contracts held for sale. The increase in provision for both the quarter and nine-month period ending September 30, 2001 reflects a higher average Contract balance held for sale and an increase in net losses versus the same periods in 2000. Contracts held for sale decreased to $164.9 million as of September 30, 2000 from $236.6 million as of June 30, 2000. Provision for credit losses consists of net credit losses incurred during the warehousing period plus future provision for losses reserved against the net changes in Contracts held for sale during the period. Net credit losses were $306 thousand and $766 thousand during the three and nine-month periods ended September 30, 2001, compared to $329 thousand and $1.0 million for the same periods in 2000. The reduction in credit losses reflects management’s decision to target higher credit-worthy borrowers beginning the fourth quarter of 2000.

OPERATING EXPENSES

     Total operating expenses were $22.0 million or 3.08% of the average serviced portfolio for the three months ended September 30, 2001 compared to $22.0 million or 3.45% of the average serviced portfolio for the same period in 2000. For the nine months ended September 30, 2001, total operating expenses were $67.7 million or 3.22% of the average serviced portfolio, versus $63.9 million or 3.55% of the average serviced portfolio for the nine months ended September 30, 2000. Operating expenses for the quarter remained stable as a result of renegotiated service contracts with the Company’s long distance telephone carriers and the successful conversion of the Company’s loan and collection processes to an in-house system during the third quarter. The dollar increase in total operating expenses for the nine-month period is primarily attributable to an increase in the average serviced portfolio for the period. The average serviced portfolio increased to $2.8 billion for the nine months ended September 30, 2001 from $2.4 billion for the same period in 2000, an increase of approximately 17%.

     The Company incurred salary and benefit expenses of $13.2 million for the three months ended September 30, 2001, compared to $11.3 million for the same period in 2000. For the nine months ended September 30, 2001 total salary and benefit expenses were $39.9 million versus $35.4 million for the same period in 2000. The dollar increase for both periods is attributable to the incremental staffing requirements related to the growth of the serviced portfolio. Salary and benefit expense as a percent of the average serviced portfolio were 1.9% for both the three and nine-month periods ending September 30, 2001, compared to 1.8% and 2.0% for the same periods in 2000, respectively.

     System and servicing expenses declined to $476 thousand for the quarter ended September 30, 2001, compared to $1.3 million for the same period in 2000. For the nine months ended September 30, 2001, total system and servicing expenses declined to $3.6 million, compared to $4.7 million for the same period in 2000. These reductions reflect the renegotiation of several contracts with the Company’s major service providers and the successful conversion of the Company’s loan accounting and collection processes to an in-house system.

     Telephone and data line charges declined to $1.2 million from $1.5 million for the third quarter of 2001 and 2000 respectively. For the nine months ended September 30, 2001, total telephone and data line charges were $3.7 million, versus $4.7 million for the same period in 2000. Although these charges generally increase with the growth of the serviced portfolio, the reduction between 2001 and 2000 was primarily due to renegotiated contracts for long distance rates with certain carriers. Assuming no additional reduction in long distance rates, the Company expects these charges to increase with the continued growth of the serviced portfolio.

     Depreciation expense remained relatively stable at $1.1 million and $3.6 million for the three and nine-month periods ending September 30, 2001, compared to $1.2 million and $3.2 million for the same periods in 2000. General and administrative expenses decreased slightly to $6.0 million for the three months ended September 30, 2001, compared to $6.6 million for the same period in 2000. For the nine months ended September 30, 2001 and 2000, general and administrative expenses were $17.0 million and $16.3 million, respectively. Higher expenses are primarily due to the growth of the average serviced portfolio.

INCOME TAXES

     The combined effective tax rates for the Company's federal and state returns filed for the nine-month periods ending September, 2001 and September 2000 were 40.1% and 41.5%, respectively.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $207.5 million at September 30, 2001, compared to $173.8 million at December 31, 2000. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed securitization transactions of $400.0 million during the first, second and third quarters of 2001. The Company plans to continue to securitize Contracts on a regular basis.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	FOR THE QUARTERS ENDED

	SEPT. 30,	DEC. 31,	MAR. 31,	JUNE 30,	SEPT. 30,
	2000	2000	2001	2001	2001

	(DOLLARS IN THOUSANDS)
Contracts purchased during period	$367,636	$401,181	$430,524	$379,595	$430,940
Average monthly volume during period	122,545	133,727	143,508	126,531	143,646
Gain on sale of Contracts	12,066	6,217	9,319	10,257	6,591
Contracts securitized during period	440,000	400,000	400,000	400,000	400,000
Servicing portfolio at period end	2,584,152	2,690,606	2,784,411	2,807,181	2,876,986

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of predictive dialing and other systems. At September 30, 2001, sixty plus day delinquencies represented 1.11% of the amount of Contracts in its serviced portfolio compared to 1.48% at December 31, 2000. Annualized net charge-offs as a percentage of the average serviced portfolio were 2.64% for the quarter ended September 30, 2001, compared to 2.20% for the same period in 2000.

     Off balance sheet reserves at September 30, 2001 were 4.4%, compared to 4.6% at December 31, 2000. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitizations.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	SEPTEMBER 30, 2001		DECEMBER 31, 2000

	AMOUNT	NO.	AMOUNT	NO.

	(DOLLARS IN THOUSANDS)
Serviced portfolio	$2,876,986	288,822	$2,690,606	269,372
Delinquencies(1)(2)
60 – 89 days	$17,730	2,062	$23,085	2,285
90+ days	14,168	1,624	16,748	1,749

Total	$31,898	3,686	$39,833	4,034

Total delinquencies as a percent of Serviced portfolio	1.11%	1.28%	1.48%	1.50%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent sixty plus day repossessed inventory as a percent of the serviced portfolio was 0.63% and 0.80% at September 30, 2001 and December 31, 2000, respectively. Delinquent sixty plus day Contracts in bankruptcy as a percent of the serviced portfolio were 0.77% and 0.41% at September 30, 2001 and December 31, 2000, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

	(DOLLARS IN THOUSANDS)
Period end Contracts outstanding	$2,876,986	$2,584,152	$2,876,986	$2,584,152
Average servicing portfolio(1)	$2,850,260	$2,539,409	$2,801,049	$2,397,770
Number of gross charge-offs	3,197	2,543	9,813	7,455
Gross charge-offs	$22,100	$16,259	$65,329	$47,209
Net charge-offs(2)	$18,835	$13,992	$55,950	$40,483
Annualized net charge-offs as a percent of average Serviced portfolio	2.64%	2.20%	2.66%	2.25%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

THE FOLLOWING TABLE ILLUSTRATES THE MONTHLY CUMULATIVE LOSS PERFORMANCE OF EACH OF THE SECURITIZED POOLS OUTSTANDING FOR THE PERIOD FROM THE DATE OF SECURITIZATION THROUGH SEPTEMBER 30, 2001:

MONTH	97-2	97-3	97-4	98-1	98-A	98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.01%	0.01%	0.00%	0.02%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.02%	0.01%	0.02%	0.03%	0.02%	0.02%	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%
4	0.07%	0.09%	0.04%	0.08%	0.07%	0.08%	0.04%	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%
5	0.22%	0.13%	0.11%	0.14%	0.14%	0.19%	0.15%	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%
6	0.32%	0.24%	0.20%	0.24%	0.23%	0.33%	0.27%	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%
7	0.59%	0.36%	0.28%	0.40%	0.37%	0.45%	0.46%	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%
8	0.80%	0.47%	0.43%	0.53%	0.42%	0.61%	0.57%	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%
9	0.91%	0.62%	0.55%	0.68%	0.51%	0.82%	0.74%	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%
10	1.07%	0.73%	0.72%	0.85%	0.70%	0.95%	0.94%	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%
11	1.26%	0.81%	0.87%	1.04%	0.85%	1.10%	1.12%	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%
12	1.42%	0.94%	0.95%	1.20%	1.01%	1.20%	1.30%	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%
13	1.58%	1.10%	1.08%	1.33%	1.17%	1.36%	1.54%	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%
14	1.68%	1.23%	1.19%	1.46%	1.37%	1.48%	1.73%	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%
15	1.80%	1.38%	1.36%	1.61%	1.48%	1.64%	1.90%	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%
16	1.97%	1.58%	1.42%	1.71%	1.59%	1.89%	2.10%	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%
17	2.10%	1.68%	1.52%	1.88%	1.76%	2.05%	2.28%	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%
18	2.23%	1.77%	1.64%	2.01%	1.96%	2.22%	2.51%	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%
19	2.35%	1.91%	1.75%	2.17%	2.07%	2.37%	2.71%	2.59%	2.71%	2.61%	2.61%	2.98%
20	2.48%	2.04%	1.85%	2.25%	2.25%	2.50%	2.83%	2.71%	2.89%	2.73%	2.87%	3.25%
21	2.59%	2.11%	1.97%	2.41%	2.37%	2.67%	2.95%	2.83%	3.08%	2.92%	3.05%
22	2.72%	2.20%	2.08%	2.52%	2.48%	2.79%	3.08%	2.88%	3.21%	3.07%	3.20%
23	2.81%	2.31%	2.12%	2.63%	2.65%	2.92%	3.25%	3.03%	3.31%	3.22%	3.33%
24	2.85%	2.41%	2.23%	2.75%	2.76%	3.06%	3.39%	3.21%	3.43%	3.32%	3.53%
25	2.93%	2.51%	2.36%	2.86%	2.81%	3.14%	3.45%	3.28%	3.55%	3.43%
26	2.96%	2.59%	2.41%	2.98%	2.95%	3.23%	3.57%	3.34%	3.67%	3.65%
27	3.09%	2.71%	2.52%	3.06%	2.99%	3.28%	3.72%	3.47%	3.77%
28	3.17%	2.79%	2.55%	3.15%	3.03%	3.35%	3.81%	3.61%	3.88%
29	3.22%	2.92%	2.62%	3.19%	3.12%	3.45%	3.91%	3.67%	4.01%
30	3.26%	2.94%	2.71%	3.26%	3.13%	3.50%	4.05%	3.78%
31	3.33%	3.01%	2.77%	3.33%	3.18%	3.57%	4.13%	3.85%
32	3.39%	3.04%	2.81%	3.40%	3.24%	3.67%	4.21%	3.96%
33	3.48%	3.08%	2.85%	3.42%	3.26%	3.73%	4.27%
34	3.51%	3.11%	2.88%	3.46%	3.28%	3.81%	4.33%
35	3.54%	3.20%	2.93%	3.53%	3.36%	3.86%	4.42%
36	3.55%	3.21%	2.91%	3.56%	3.39%	3.91%
37	3.56%	3.23%	2.94%	3.59%	3.42%	4.00%
38	3.56%	3.24%	2.98%	3.64%	3.45%
39	3.58%	3.25%	3.00%	3.67%	3.48%
40	3.58%	3.27%	3.01%	3.68%	3.56%
41	3.58%	3.32%	3.03%	3.71%
42	3.59%	3.34%	3.04%	3.73%
43	3.60%	3.36%	3.07%	3.77%
44	3.61%	3.40%	3.09%
45	3.61%	3.39%	3.09%
46	3.62%	3.38%	3.11%

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing fees; (iii) releases from spread accounts; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facility. Management believes that the resources available to the Company are sufficient to provide the needed capital to fund the anticipated expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

     Cash used in operating activities was $44.5 million for the nine months ended September 30, 2001, compared to $82.9 million provided in the nine months ended September 30, 2000. Cash provided by operating activities during 2000 was primarily due to the securitization of the Company’s residual cash flows from 15 of its then outstanding securitizations, resulting in a cash inflow of approximately $49.0 million. A portion of the proceeds of this transaction was used to pay down two of the Company’s residual financing facilities and to pay off a third residual financing facility. Cash used in investing activities was $2.1 million for the nine months ended September 30, 2001, compared to $3.4 million for the nine months ended September 30, 2000. The reduction in investing activities is partially due to an increase in the Company’s use of capital lease lines for acquisitions of furniture and computer equipment in 2001. Cash provided by financing activities was $49.5 million for the nine months ended September 30, 2001, compared to $81.4 million used during the nine months ended September 30, 2000. The difference was primarily due to the Company reducing its residual lines of credit during March 2000 in connection with the residual securitization.

     CP Facility: As of September 30, 2001, the Company was party to a $355 million warehousing facility (the “CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the CP Facility. The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges its Contracts held for sale to borrow from Triple-A. The Company is finalizing the renewal of the CP Facility. A $150 million commercial paper facility with a commercial paper asset-backed conduit sponsored by The Chase Manhattan Bank expired in August 2001 and was not renewed.

     The Residual Lines: The Company, through Fundco, currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation (“SBRC”) and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”) executed in October 2000. (The SBRC facility together with the CSFB-Europe facility described above are sometimes referred to herein as the “Residual Lines”). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan; the Company expects each loan to be renewed at term. The CSFB – Europe line was renewed in October 2001 for a one year term.

     Subordinated Debt: As of September 30, 2001, the Company had outstanding approximately $17.1 million of subordinated debt. $5.1 million of this amount is being amortized through February 2003 with a stated interest rate of 9.5%. The remaining balance has a stated interest rate of 12.5% and a maturity of June 2006.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of September 30, 2001.

     Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company’s securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

Securitizations

     Regular securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of

AAA/Aaa rated asset-backed securities. The Company completed a AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $400 million in the third quarter of 2001.

     During the fourth quarter of 2001, the Company executed a securitization totaling $400 million.

     The net proceeds of securitizations are used to pay down outstanding indebtedness incurred under the Company’s credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through September 30, 2001, the Company has securitized $6.4 billion of its Contracts in 25 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issues certificates and/or notes in an amount equal to the aggregate principal balance of the Contracts.

     The Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy issued by MBIA or a predecessor of MBIA (the “Financial Guarantee Insurance Policy”), insuring the payment of principal and interest due on the asset-backed securities.

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

     Gains on sale of Contracts arising from securitizations provide a significant portion of the Company’s revenues. Several factors affect the Company’s ability to complete securitizations of its Contracts, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company’s portfolio of Contracts and the Company’s ability to obtain credit enhancement.

INTEREST RATE EXPOSURE AND HEDGING

     The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management’s judgment it is appropriate, to limit interest rate exposure during such warehousing period (See “Risk Factors — Interest Rate Risk”).

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

     Management monitors the Company’s hedging activities on a frequent basis to ensure that the hedges, their correlation to the total consideration to be received in the forecasted securitization and the amounts being hedged continue to provide effective protection against interest rate risk. The Company’s hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company’s gain on sales of Contracts and results of operations and cash flows could be adversely affected. The amount and timing of hedging transactions are determined by senior management based upon the amount of Contracts purchased and the interest rate environment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Because the Company’s funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company’s profitability. As a result, the Company employs various hedging strategies to limit certain risks of interest rate fluctuations. See “Management’s Discussion and Analysis — Hedging and Interest Rate Risk Management” and “Risk Factors — We Are Subject to Interest Rate Fluctuations.”

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff’s class action complaint. The Company, as the assignee of finance Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. Finally, the Company also is subject to other litigation common to the motor vehicle finance industry and businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company has been a defendant in three consumer class action lawsuits. One such proceeding, served in 1999, in which the Company was a defendant, had been brought as a class action and was pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raised issues regarding the payment of dealer participation to dealers. The trial in this matter has been concluded and judgment was entered in the Company’s favor. Another such proceeding, served in 2000, in which the Company was a defendant, was brought as a putative class action and was pending in the state of New Jersey. This case settled for a nominal amount and was dismissed.

     In another such consumer class action, filed and served in 1999, pending in Orange County Superior Court in the state of California, and entitled Jason Bollinger v. Onyx Acceptance Corporation (Action number 807831), the plaintiffs alleged that the Company sent defective post-repossession notices to certain California borrowers following the repossession or voluntary surrender of their vehicles. The Company, without admitting liability, entered into a settlement agreement with respect to this matter, and this agreement was approved by the court in October 2000. Under the terms of the settlement, the Company refunded certain amounts collected on deficiencies related to class members’ accounts (in some instances, with interest) and paid a certain portion of the plaintiff’s counsel fees and other amounts. Pursuant to the settlement, the monies from refund checks not cashed by the class members cannot be returned to the Company. In accordance with the settlement, these amounts were paid as follows: one-half to the plaintiff’s counsel up to a negotiated cap, as an additional attorney’s fee award, and the remainder to a non-profit youth soccer organization in Orange County, California where the Company’s headquarters is located. One of the children of Mr. Hall, the Company’s President and Chief Executive Officer, participates in this organization. Mr. Hall has also volunteered in certain capacities in this organization.

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company’s officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company’s use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board’s Special Report, “A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition,” dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company’s financial statements for 1996, 1997 and the first three fiscal quarters of 1998. In February 2001, an amended complaint was dismissed with prejudice by the court; the plaintiff has appealed this dismissal.

     Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company’s business activities. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company’s automobile finance business.

     In the opinion of management, the resolution of the proceedings described in this section will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the third quarter of the fiscal year covered by this Quarterly Report on Form 10-Q to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

FORWARD LOOKING STATEMENTS

     The preceding Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of Onyx Acceptance Corporation with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Onyx Acceptance Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by consumers and demographics of the lending markets of Onyx Acceptance Corporation; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto finance operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

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

     We Need Substantial Liquidity.

     We require a substantial amount of liquidity to operate our business. Among other things, we use such liquidity to:

•	acquire Contracts;

•	pay dealer participation;

•	pay securitization costs and fund related accounts;

•	settle hedge transactions;

•	satisfy working capital requirements and pay operating expenses; and

•	pay interest expense.

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

     Whether the CP Facility continues to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facility and comply with certain financial covenants contained in the sale and servicing agreements between us, as seller, and our wholly-owned special purpose finance subsidiary, Finco, as purchaser. These financial covenants include:

•	a minimum ratio of net worth plus subordinated debt to total assets;

•	a maximum ratio of credit enhancement assets to tangible net worth;

•	earnings before interest, depreciation and taxes coverage ratio; and

•	minimum cash on hand.

     We cannot assure you that our CP Facility will be available to us or that it will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facility when it expires, our results of operations, financial condition and cash flows could be materially and adversely affected.

We Depend on Residual Financing.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. We typically use the RISA from each securitization as collateral to borrow cash to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experienced higher delinquency and loss ratios than expected, then the amount of money we could borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants.

We Depend on Securitizations to Generate Revenue.

     We rely significantly upon securitizations to generate cash proceeds for repayment of our warehouse and our residual credit facilities and to create availability to purchase additional Contracts. Further, gain on sale of Contracts generated by our securitizations represents a significant portion of our revenues. Our ability to complete securitizations of our Contracts is affected by the following factors, among other things:

•	conditions in the securities markets generally;

•	conditions in the asset-backed securities market specifically;

•	the credit quality of our portfolio of Contracts; and

•	our ability to obtain credit enhancement.

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

     We Depend on Credit Enhancement.

     From inception through September 30, 2001, each of our securitizations (other than the residual securitization) has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. We cannot assure you that:

•	we will be able to continue to obtain credit enhancement in any form from our current provider;

•	we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

•	future securitizations will be similarly rated.

     We also rely on a financial guarantee insurance policy to reduce our borrowing cost under the CP Facility. If our current provider’s credit rating is downgraded or if it withdraws our credit enhancement, we could be subject to higher interest costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

     We Are Subject to Interest Rate Fluctuations.

     Our profitability is largely determined by the difference, or “spread,” between the effective rate of interest received by us on the Contracts acquired and the interest rates payable under our credit facilities during the warehousing period and for securities issued in securitizations.

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

     Second, the spread can be adversely affected after a Contract is purchased or originated and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. While the CP Facility permits us to select maturities of up to 270 days for commercial paper, if we selected a shorter maturity or had a delay in completing a securitization, we would face this risk.

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

We Will Be Adversely Affected When Contracts are Prepaid or Defaulted.

     Our results of operations, financial condition, cash flows, and liquidity depend, to a material extent, on the performance of Contracts purchased, originated, warehoused, and securitized by us. A portion of the Contracts acquired by us may default or prepay during the warehousing period. We bear the risk of losses resulting from payment defaults during the warehousing period. In the event of payment default, the collateral value of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. We maintain an allowance for credit losses on Contracts held during the warehousing period which reflects management’s estimates of anticipated credit losses during such period. If the allowance is inadequate, then we would recognize as an expense the losses in excess of such allowance, and our results of operations could be adversely affected. In addition, under the terms of the CP Facility, we are not able to borrow against defaulted Contracts.

     Our servicing income can also be adversely affected by prepayment of or defaults under Contracts in the serviced portfolio. Our contractual servicing revenue is based on a percentage of the outstanding principal balance of such Contracts. Thus, if Contracts are prepaid or charged-off, then our servicing revenue will decline to the extent of such prepaid or charged-off Contracts.

     The gain on sale of Contracts recognized by us in each securitization and the value of the retained interest in securitized assets (“RISA”) in each transaction reflects management’s estimate of future credit losses and prepayments for the Contracts included in such securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceed those estimated, the value of the RISA would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. Our results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceed anticipated levels. If necessary, we would write-down the value of the RISA through a reduction to servicing fee income.

We Will Be Adversely Affected If We Lose Servicing Rights.

     Our results of operations, financial condition and cash flows would be materially and adversely affected if any of the following were to occur:

•	loss of the servicing rights under our sale and servicing agreements for the CP Facility;

•	loss of the servicing rights under the applicable pooling and servicing or sale and servicing agreement of a grantor trust or owner trust, respectively; or

•	a trigger event that would block release of future excess cash flows generated from the grantor trusts’ or owner trusts’ respective spread accounts.

     We are entitled to receive servicing income only while we act as servicer under the applicable sales and servicing agreements or pooling and servicing agreements. Under the CP Facility our right to act as servicer can be terminated by our lender or financial insurer, upon the occurrence of certain events.

Our Quarterly Earnings May Fluctuate.

     Our revenues have fluctuated in the past and are expected to fluctuate in the future principally as a result of the following factors:

•	the timing and size of our securitizations;

•	variations in the volume of our Contract acquisitions;

•	the interest rate spread between our cost of funds and the average interest rate of purchased Contracts;

•	the effectiveness of our hedging strategies; and

•	the investor rate for securitizations.

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

We Are Subject to System Risks.

     As of July 1, 2001, the Company converted from an external service provider for its loan accounting and collections system to an in-house system. If issues with the in-house system arise in the future, we may be unable to acquire Contracts and service the outstanding portfolio. The failure of this process could materially and adversely affect our results of operations, financial condition and cash flows.

We Are Subject to Many Regulations.

     Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

•	require us to obtain and maintain certain licenses and qualifications;

•	limit the interest rates, fees and other charges we are allowed to charge;

•	limit or prescribe certain other terms of our Contracts;

•	require specific disclosures; and

•	define our rights to repossess and sell collateral.

     We believe that we are in compliance in all material respects with all such laws and regulations, and that such laws and regulations have had no material adverse effect on our ability to operate our business. However, we will be materially and adversely affected if we fail to comply with:

•	applicable laws and regulations;

•	changes in existing laws or regulations;

•	changes in the interpretation of existing laws or regulations; or

•	any additional laws or regulations that may be enacted in the future.

We Are Subject to Litigation Risks.

     We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry and other businesses. Companies in the motor vehicle finance industry have also been named as defendants in an increasing number of class action lawsuits brought by purchasers of motor vehicles claiming violation of various federal and state consumer credit and similar laws and regulations. We were a defendant in three such consumer class action lawsuits. One such proceeding, served in 1999, in which were a defendant, had been brought as a putative class action and was pending in the State of California. A class was certified in 2000; in the matter, the plaintiffs raised issues regarding the payment of dealer participation to dealers. The trial in this matter has been concluded and judgment was entered in the Company’s favor. Another such proceeding, served in 2000, in which we were a defendant, was brought as a putative class action and was pending in the state of New Jersey. This case settled for a nominal amount and was dismissed.

     In another such consumer class action, filed and served in 1999, pending in Orange County Superior Court in the state of California, and entitled Jason Bollinger v. Onyx Acceptance Corporation (Action number 807831), the plaintiffs alleged that we sent defective post-repossession notices to certain California borrowers following the repossession or voluntary surrender of their vehicles. Without admitting liability, we entered into a settlement agreement with respect to this matter, and this agreement was approved by the court in October 2000. Under the terms of the settlement, we refunded certain amounts collected on deficiencies related to class members’ accounts (in some instances, with interest) and paid a certain portion of the plaintiff’s counsel fees and other amounts. Pursuant to the settlement, the monies from refund checks not cashed by the class members cannot be returned to us. In accordance with the settlement, these amounts were paid as follows: one-half to the plaintiff’s counsel up to a negotiated cap, as an additional attorney’s fee award, and the remainder to a non-profit youth soccer organization in Orange County, California where the our headquarters is located. One of the children of Mr. Hall, the Company’s President and Chief Executive Officer, participates in this organization. Mr. Hall has also volunteered in certain capacities in this organization.

     On January 25, 2000, a putative class action complaint was filed against us and certain of our officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from our use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). We believe that our previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board’s Special Report, “A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition,” dated December 1998 and related statements made by the staff of the Securities and Exchange Commission, we retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated our financial statements for 1996, 1997 and the first three fiscal quarters of 1998. In February 2001, an amended complaint was dismissed with prejudice by the court; the plaintiff has appealed the dismissal.

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

ONYX ACCEPTANCE CORPORATION

	By:	/s/ JOHN W. HALL

John W. Hall President and Principal Executive Officer

Date: November 14, 2001

	By:	/s/ DON P. DUFFY

Don P. Duffy Executive Vice President and Principal Financial Officer

Date: November 14, 2001

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

21.1	Subsidiaries of the Registrant.