Form 10-K405
period 2001-12-31
ONYX ACCEPTANCE CORP
filed 2002-03-29
CIK 1006614

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO           .

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

                          ONYX ACCEPTANCE CORPORATION
                      27051 TOWNE CENTRE DRIVE, SUITE 100
                            FOOTHILL RANCH, CA 92610
               (Address of principal executive offices)(Zip code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The number of shares outstanding of the Company's Common Stock as of the closing of the market on March 20, 2002 was 5,086,793. The registrant does not have different classes of Common Stock. Based on the closing sale price of $4.38 the registrant's Common Stock as quoted on the Nasdaq National Market on March 20, 2002, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $14.4 million on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 30, 2002, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

Item 5.   Market for Registrant's Common Equity and Related              18
          Stockholder Matters: Price Range of Common Stock............
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition    20
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures about Market          33
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting    35
          and Financial Disclosure....................................

Item 10.  Directors and Executive Officers of the Registrant..........   35
Item 11.  Executive Compensation......................................   35
Item 12.  Security Ownership of Certain Beneficial Owners and            35
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   35

Item 14.  Exhibits and Reports on Form 8-K............................   35

                                     PART I

FORWARD-LOOKING STATEMENTS

     When used throughout this Annual Report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the automobile finance industry, the effect of economic conditions, litigation risks and the availability of capital to finance planned growth, may not be limited to those we have identified and disclosed in this Annual Report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors." Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Other than as may be required by law, the Company also undertakes no obligation to update these forward looking statements to reflect any future events or circumstances after the filing of this Annual Report.

ITEM 1.  BUSINESS

GENERAL

     Onyx Acceptance Corporation, a Delaware Corporation, ("Onyx" or the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the "Contracts"). The Company was founded in August 1993 by a team of executives with extensive automobile finance experience in the major aspects of near-prime auto lending, including underwriting, servicing, information systems implementation, interest rate management, securitizations and auto dealer center management. The Company focuses its efforts on acquiring near-prime Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase, origination and servicing of Contracts in February 1994, the Company has purchased or originated in excess of $7.1 billion in Contracts, has completed 26 securitizations and currently has an active dealer base of approximately 10,100 dealerships. The Company has expanded its operations from a single office in Orange County, California to 19 auto finance centers (the "Auto Finance Centers") serving most regions of the United States.

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

     The Company competes for the purchase of Contracts which meet its underwriting criteria on the basis of emphasizing strong relationships with its dealership customer base through its local presence. The Company supports its dealership customer base with expanded service hours. The Company believes that its strong personal relationships with, and its level of service to, the dealerships in its customer base provide a competitive advantage to the Company.

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

     Localized Dealership Service: The Company provides a high level of service to its dealership base by underwriting and purchasing Contracts and marketing to and servicing dealerships on a local level through its Auto Finance Centers. The Company strategically locates its Auto Finance Centers in geographic areas of high dealership concentration to facilitate personal service in the local markets, including consistent buying practices, expanded hours of operation, competitive rates, a dedicated dealer service staff, fast turnaround time and systems designed to expedite the processing of Contract applications. This personal service is provided by a team of account managers (the "Account Managers") with an established reputation for responsiveness and integrity who call on dealerships in a consistent and professional manner. The Company believes that its local presence and service provide the opportunity to build strong and lasting relationships with dealerships.

     Expansion of Dealership Customer Base: The Company establishes active relationships with a substantial percentage of franchised dealerships in the regions in which it does business through its 19 existing Auto Finance Centers. The Company intends to establish additional relationships within its existing market areas in 2002.

     Maintenance of Underwriting Standards and Portfolio Performance: The Company has developed an underwriting process that is designed to achieve attractive yields while minimizing delinquencies and losses. Based on its belief that a standardized commercially available credit scoring system is a less effective means of assessing credit risk, especially in the near-prime sector, the Company employs trained credit managers (the "Credit Managers") in the local Auto Finance Centers to purchase Contracts satisfying the underwriting criteria developed by the Company. To assist in the underwriting process, the Company has developed an internal grading system that evaluates the borrower's credit parameters and generates recommended advance and buy rates. Significant deviations from the suggested rates are further investigated by the centralized Credit Audit Department. The Company's Credit Managers and Account Managers are compensated as a team and their compensation relies, in part, upon the quality of underwriting of the Contracts they approve. The Company has developed a credit review process where a post-funding audit is performed on most purchases and originations by reviewing Contracts against the Company's underwriting standards within 48 hours after they have been funded. This audit provides feedback to enhance the underwriting process. To further monitor the integrity of the underwriting process, management regularly tracks the yields, delinquency and loss rates of Contracts purchased by each Credit and Account Manager team.

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

     Liquidity Through Warehousing and Securitizations: The Company's strategy is to complete securitizations on a regular basis and to use warehouse credit facilities to fund Contracts prior to securitization. To fund dealer participation and finance daily operations, the Company relies to a significant extent on credit facilities that are collateralized by the Company's retained interest in securitized assets ("RISA") as well as subordinated debt offerings. The Company periodically completes residual interest securitizations to pay down these credit facilities. The Company also utilizes both securitization and hedging strategies to leverage its capital efficiently and to substantially reduce its interest rate risk.

OPERATIONS

     Dealership Marketing and Service: As of December 31, 2001, the Company had 19 Auto Finance Centers located throughout the United States and had relationships with 10,115 dealerships. Of these dealerships, approximately 90% are franchised and approximately 10% are independent automobile dealerships. The Company believes that franchised and select independent automobile dealerships are most likely to provide the Company with Contracts that meet the Company's underwriting standards.

     The Company has significantly expanded its customer base of automobile dealerships, and has increased the size of its serviced portfolio. The following table sets forth information about the Company's Contracts and Auto Finance Centers as of the dates indicated:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                      1997        1998         1999         2000         2001
                                    --------   ----------   ----------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
Number of auto finance centers....        10           14           17           19           19
Number of contracts purchased.....    50,214       86,150      127,628      131,648      115,141
Dollar volume of contracts
  collateralized by new
  vehicles........................  $129,178   $  186,654   $  245,058   $  301,100   $  351,073
Dollar volume of contracts
  collateralized by used
  vehicles........................  $476,727   $  851,881   $1,313,946   $1,370,603   $1,255,257
Dollar volume of contracts........  $605,905   $1,038,535   $1,559,004   $1,671,703   $1,606,330
Average dollar volume of contracts
  per auto finance center.........  $ 60,591   $   74,181   $   91,706   $   87,984   $   84,543
Number of active dealerships......     2,846        5,401        7,617        9,741       10,115
Serviced portfolio................  $757,277   $1,345,961   $2,133,460   $2,690,607   $2,864,338

     The Company's objectives over the next 12 months are to expand its financing reach in metropolitan areas within the United States and to further develop relationships with existing franchised and select independent dealerships in the states where the Company is currently doing business. At present, the Company does not intend to open any new Auto Finance Centers in 2002.

     The Account Managers work from the Auto Finance Centers to solicit, enroll and educate dealerships as well as to maintain relationships with the Company's existing dealership customer base. Each Account Manager visits the dealership finance manager at each targeted dealership in his or her territory and presents information about the Company's dealership services. The Company's services include expanded service hours and the ability to rapidly respond to credit applications. The Account Managers educate the dealership finance managers about the Company's underwriting philosophy, including its preference for near-prime quality Contracts collateralized by late model used motor vehicles and its practice of using trained Credit Managers (rather than sole reliance upon computerized scoring systems) to review applications.

     The Account Managers also advise the dealership finance managers regarding the Company's commitment to serve a broad scope of qualified borrowers through its three near-prime auto lending programs: the "Premier", the "Preferred", and the "Standard" Programs. The Premier Program allows the Company to market lower interest rates in order to capture customers of superior credit quality. The Preferred Program allows the Company to offer Contracts at higher interest rates, in relation to the premier program, to borrowers with proven credit quality. The Standard Program allows the Company to assist qualified borrowers, who may have experienced previous credit problems or have not yet established a significant credit history, at interest rates higher than the Company's other programs.

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

UNDERWRITING AND PURCHASING OF CONTRACTS

     The Company's underwriting standards are applied by trained Credit and Account Managers with a personal, hands-on analysis of the creditworthiness of each applicant, rather than sole reliance upon standardized commercially available credit scoring systems used by several of the Company's competitors. The Company believes that credit-scoring systems may approve applicants who are in fact not creditworthy, while denying credit to others whom may have acceptable credit risk for the interest rate being charged. In addition, the Company believes that it can enhance the relationship with its dealership and consumer customer base by having its Credit and Account Managers utilize a rules/exception based automated credit/ audit system. The Credit and Account Managers personally review each application and communicate to the submitting dealership the results of the review, including the reasons why a particular application may have been declined. This practice encourages the dealership finance managers to submit Contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency. In order to ensure consistent application of its underwriting standards as its volume of Contract purchases increases, the Company has a formal internal training program for new and existing Credit and Account Managers.

     The underwriting process begins when an application is faxed by a dealership to a central toll-free number, at the Company's corporate headquarters, where it is input into the Company's front-end application processing system. Each application is evaluated by a Credit or Account Manager in the local Auto Finance Center using uniform underwriting standards developed by the Company. These underwriting standards are intended to assess the applicant's ability to timely repay all amounts due under the Contract and the adequacy of the financed vehicle as collateral. To evaluate credit applications, the Credit or Account Manager reviews, among other things, on-line information, including reports of credit reporting agencies, nationally recognized vehicle valuation services, and ownership of real estate listed on an application. The Company has installed an in-house grading system to facilitate its current underwriting standards. The system analyzes the borrower's credit profile and collateral and produces recommended advance and buy rate guidelines. The system also performs additional fraud checks to alert the users of potential problems with the application. The system also ties in the overall Contract grade with the user's credit limits, as each user is assigned a credit limit within each grade the Company offers. If the application falls outside the user's limits, the system will prompt the application to be reviewed by a higher user level. The system was installed to further enhance the enforcement of the Company's credit policies and to monitor credit exceptions on a real-time basis. The Company's wide area network permits a Credit or Account Manager in any Auto Finance Center to access an application on a real-time basis. This computer network enables senior management to efficiently review Contracts requiring senior approval, and permits the Company to seamlessly shift underwriting work among any of the Auto Finance Centers to increase operating efficiency. Finally, the Company's risk management reporting system permits daily review by senior management of operating results sorted by any number of variables, including by Credit/Account Manager, Auto Finance Center or dealership.

     The funds advanced by the Company to purchase a Contract generally do not exceed: (i) for a new financed vehicle, the dealer's invoice plus taxes, title and license fees, any extended warranty and credit insurance; or (ii) for a used financed vehicle, the wholesale value assigned by a nationally recognized vehicle valuation service value guide, plus taxes, title and license fees, any extended warranty and credit insurance. However, the actual amount advanced for a Contract may be limited by a number of factors, including the length of the Contract term, the make, model and year of the financed vehicle and the creditworthiness of the obligor. These adjustments are made to insure that the financed vehicle constitutes adequate collateral to secure the Contract. Contracts purchased or originated in 2001 had an average loan to value ratio at purchase or origination of 100.0% which the Company believes is one of the lowest in the industry.

     Once the review of an application is completed, the Credit or Account Manager communicates the decision to the dealership specifying approval, conditional approval (such as an increase in the down-payment, reduction in the term of the financing, or the addition of a co-signer to the Contract), or denial.

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

     The Company conducts a post-funding credit review of a significant portion of its Contracts through its centralized Credit Audit Department. In the review, the funded application is re-examined to ensure compliance with the Company's underwriting requirements. As part of the post-funding review, a predetermined sampling of approximately one out of eight Contracts is selected for which the borrower is contacted to verify certain information on the Contract. The results are then reviewed by senior management to ensure consistent application of the Company's underwriting standards.

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

     The following table sets forth information about the Company's Contracts as of the dates indicated:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                      1997        1998         1999         2000         2001
                                    --------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Contracts purchased...............  $605,905   $1,038,535   $1,559,004   $1,671,703   $1,606,330
Average contract amount
  purchased.......................  $   12.1   $     12.1   $     12.2   $     12.6   $     14.0
Weighted average initial term
  (months)........................      57.0         57.5         57.0         57.2         58.2
Percentage of dollar amount of
  contracts purchased and
  collateralized by new motor
  vehicles........................     21.32%       17.97%       15.72%       18.01%       21.86%
Percentage of dollar amount of
  contracts purchased and
  collateralized by used motor
  vehicles........................     78.68%       82.03%       84.28%       81.99%       78.14%

     Periodically the Company performs an analysis of its serviced portfolio to evaluate the effectiveness of its underwriting guidelines. As external economic factors, credit delinquencies or credit losses change, the Company may adjust its underwriting guidelines and/or incentive compensation system to maintain the asset quality deemed acceptable by the Company's management.

SERVICING AND COLLECTION PROCEDURES

     The Company services all Contracts in its serviced portfolio, and utilized an external service provider for its loan accounting and collection system processing through June 30, 2001. The charges associated with this provider were directly correlated to the number of Contracts serviced by the Company. To reduce the costs of its growing portfolio, the Company installed an in-house loan accounting and collection system effective July 1, 2001, and terminated its contract with the external service provider shortly after the conversion. The Company currently outsources its customer billing functions. Through a service provider, the Company mails to each obligor a monthly billing statement approximately 20 days prior to the due date. The Company believes this method has proven to be more effective in controlling delinquency, and therefore losses, than payment coupon books which are delivered to the obligor at the time the Contract is purchased. The Company charges a late fee, where allowed by law, on any payment received after the expiration of the statutory or contractual grace period. Most payments from obligors are deposited directly into a lockbox account while the remainder of payments are received directly by the Company and promptly deposited by the Company into the lockbox account.

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

     To automate its collection procedures, the Company uses features of its computer systems to provide tracking and notification of delinquencies. The collection system provides relevant obligor information (for example, current addresses, phone numbers and loan information) and records of all Contracts. The system also records an obligor's promise to pay and provides supervisors the ability to review collection personnel activity and to modify collection priorities with respect to Contracts. These processes were also brought in-house in July 2001. The Company also utilizes a predictive dialing system to make phone calls to obligors whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of obligors from a file of records extracted from the Contract database. By eliminating time wasted on attempting to reach obligors, this system permits a collector to work on average 3 times the number of accounts. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all obligors who cannot be reached by telephone.

     Once an obligor is more seriously delinquent, these accounts are assigned to specific collectors at the Foothill Ranch or Hazelwood collection centers who have primary responsibility for such delinquent accounts until they are resolved. To expedite collections from late paying obligors, the Company uses several Western

Union payment services which allow an obligor to remit payments which are in turn deposited to the Company's lockbox account.

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

     Upon repossession and sale of the financed vehicle, any deficiency remaining is pursued against the obligor to the extent deemed practical by the Company and to the extent permitted by law. The loss recognition and collection policies and practices of the Company may change over time in accordance with the Company's business judgment.

MODIFICATIONS AND EXTENSIONS

     The Company offers certain credit-related extensions to obligors. These extensions are offered only when the Company believes that the obligor's financial difficulty has been resolved or will no longer impair the obligor's ability to make future payments.

INSURANCE

     Each Contract requires the obligor to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. In the event that the obligor fails to maintain the required insurance, however, the Company has purchased limited comprehensive and collision insurance from Great American Insurance Companies. A portion of the policy provides the Company with protection on each uninsured or underinsured financed vehicle against total loss, damage or theft. In conjunction with the blanket coverage, the Company also has the ability to place month-to-month insurance certificates through Great American Insurance Companies on uninsured accounts whose Contract allow for such placement. To further reduce its exposure to uninsured motorists, the Company operates an insurance tracking function at its corporate headquarters. This department systematically records cancellations, expirations and renewals and initiates contacts with both obligors and insurers to maximize compliance with Company policy.

FINANCING AND SALE OF CONTRACTS

     The Company finances the acquisition and origination of Contracts primarily through its Triple-A Facility. Due to the Company's decision to slow receivable growth, two additional warehouse lines were not renewed in 2001.

     CP Facility: As of December 31, 2001, the Company was party to a $355 million warehousing facility (the "CP Facility"), with Triple-A One Funding Corporation ("Triple-A"). Onyx Acceptance Financial Corporation ("Finco"), a special purpose subsidiary of the Company, is the borrower under the CP Facility.

The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation ("MBIA"). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges its Contracts held for sale to borrow from Triple-A. The CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers. A $150 million commercial paper facility with a commercial paper asset-backed conduit sponsored by The Chase Manhattan Bank expired in August 2001 and was not renewed.

     The Merrill Line: A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), had a $100 million line of credit (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provided warehouse funding for the purchase or origination of Contracts and was used in concert with the CP Facility the Company currently has in place. This line expired in February 2001 and was not renewed.

     The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets ("RISA") as well as through proceeds from subordinated debt offerings.

     The Residual Lines: The Company, through Fundco, currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer ("CSFB-Europe"), and Credit Suisse First Boston Corporation, as agent ("CSFB"). (The SBRC facility together with the CSFB-Europe facility described above are sometimes referred to herein as the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan; the Company expects each loan to be renewed at term. The CSFB -- Europe line was renewed in October 2001 for a one-year term.

     Residual Securitizations: The Company markets residual securitizations on a regular basis as a means to maximize its borrowing capacity and liquidity under its current residual financing lines. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used to pay down two of the Company's residual financing facilities and pay off another residual financing facility. The Company recently finalized its second residual securitization in March of 2002. The proceeds from this transaction were utilized to pay down the outstanding balance on the Residual Lines.

     Subordinated Debt: As of December 31, 2001, the Company had outstanding approximately $16.2 million of subordinated debt. $4.2 million of this amount is being amortized through February 2003 with a stated interest rate of 9.5%. The remaining balance has a stated interest rate of 12.5% and a maturity of June 2006.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2001.

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

     Securitization: Regular Contract securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.6 billion in 2001.

     The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's credit facilities used to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through December 31, 2001, the Company had securitized approximately $6.8 billion of Contracts in 26 separate transactions. In each of its securitizations, the Company sold its Contracts to a newly formed grantor or owner trust which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy (the "Financial Guarantee Insurance Policy") insuring the payment of principal and interest due on the asset-backed securities.

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

     Consumer Protection Laws: Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, states' adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code (the "UCC") and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit and collection practices. The Truth-in-Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants (including retail installment contract obligors) on the basis of specific enumerated criteria. Creditors are also required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved. The rules of the Federal Trade Commission (the "FTC") limit the types of property a creditor may accept as collateral to secure a consumer obligation, and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a holder. With respect to used vehicles specifically, the FTC's rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's Guide which explains any applicable warranty coverage for such vehicles. Also, some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases these provisions could affect the Company's ability to enforce the Contracts it purchases or originates.

EMPLOYEES

     The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal crossover of duties. At December 31, 2001, the Company had 990 full-time employees, none of whom were covered by collective bargaining agreements. The Company believes it has good relationships with its employees.

                                  RISK FACTORS

     You should carefully consider the following risks in your evaluation of us and our common stock. The risks and uncertainties described below may not be the only ones facing our Company. Additional risks and uncertainties, including, but not limited to, credit, economic, competitive, governmental and financial factors affecting our operations, markets, financial products, and services and other factors discussed in our future filings with the Securities and Exchange Commission may also adversely impact and impair our business. If any of these risks actually occur, our business, results of operations, cash flows or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

WE DEPEND ON WAREHOUSE FINANCING.

     We depend on a warehouse facility with a financial institution to finance the purchase or origination of Contracts pending securitization. See
"Business -- Financing and Sale of Contracts." Our business strategy requires that such financing continue to be available during the warehousing period.

     Whether the CP Facility continues to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facility and comply with certain financial covenants contained in the sale and servicing agreements between us, as seller, and our wholly-owned special purpose finance subsidiary, Finco as purchaser. These financial covenants include:

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

WE DEPEND ON RESIDUAL FINANCING.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets ("RISA"). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations"). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the fourth quarter of 2001, the Company recorded a $3.3 million write-down of the Company's RISA asset stemming from higher than expected losses and delinquency on securitizations executed prior to 2001. This write-down reduced the amount of cash available to the Company through its Residual Lines. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation experienced and the events of September 11th.

WE DEPEND ON RESIDUAL SECURITIZATIONS.

     We depend on securitizing future cash flows generated by RISA to pay off balances on our Residual Lines and increase liquidity. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the proceeds of the residual securitization could be significantly reduced, as the inherent risk associated with the securities would command a higher yield and generate reduced proceeds. The inability to successfully market these residual securitizations could materially and adversely affect our operations, financial condition and cash flows.

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

WE DEPEND ON CREDIT ENHANCEMENT.

     From inception through December 31, 2001, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve "AAA/Aaa" ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancements currently available to us. We cannot assure you that:

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

     Second, the spread can be adversely affected after a Contract is purchased or originated and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. While the CP Facility permits us to select maturities to coincide with the end of the warehouse period, if we selected a shorter maturity or had a delay in completing a securitization, we would face this risk.

     Third, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased or originated by us have fixed rates, we bear the risk of spreads narrowing because of interest-rate increases during the period from the date the Contracts are purchased until the pricing of our securitization of such Contracts. We employ a hedging strategy that is intended to minimize this risk and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for our securitizations. However, we cannot assure you that this strategy will consistently or completely offset adverse interest-rate movements during the warehousing period or that we will not sustain losses on hedging transactions. Our hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of our securitizations. If such estimates are significantly inaccurate, then our gains on sales of Contracts, results of operations and cash flows could be materially and adversely affected.

     We also have exposure to interest rate fluctuations under the Residual Lines. The interest rates are generally based on 30 day LIBOR and reset each month. In periods of increasing interest rates, our cash flows, results of operations and financial condition could be materially adversely affected.

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

     The gain on sale of Contracts recognized by us in each securitization and the value of the retained interest in securitized assets ("RISA") in each transaction reflects management's estimate of future credit losses and prepayments for the Contracts included in such securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceed those estimated, the value of the RISA would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. Our results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceed anticipated levels. If necessary, we would write-down the value of the RISA through a reduction to servicing fee income. Further, any write down of RISA could reduce the amount available to us under our Residual Lines, thus requiring us to pay down amounts outstanding under these facilities or provide additional collateral to cure the borrowing base deficiency.

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

     We are entitled to receive servicing income only while we act as servicer under the applicable sale and servicing agreement or pooling and servicing agreement. Under the CP Facility our right to act as servicer can be terminated by our lender or financial insurer, upon the occurrence of certain events.

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

     - the investor rate for securitizations; and

     - the marketability and execution of our residual interest securitizations.

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

     We believe that we are in compliance, in all material respects, with all such laws and regulations, and that such laws and regulations have had no material adverse effect on our ability to operate our business. However, we will be materially and adversely affected if we fail to comply with:

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

     For example, on January 25, 2000, a putative class action complaint was filed against us and certain of our officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from our prior use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin
v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). We have asserted that our previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. In February 2001, an amended complaint was dismissed with prejudice by the District Court; the Ninth Circuit Court of Appeals recently affirmed this dismissal.

     While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

ITEM 2.  PROPERTIES

     The Company did not own any real property at December 31, 2001. The Company's leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri collection center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood collection center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

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

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's prior use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087
(GLT)(EEx)). The Company has asserted that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. In February 2001, an amended complaint was dismissed with prejudice by the District Court; the Ninth Circuit Court of Appeals recently affirmed this dismissal.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
        PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the NASDAQ under the symbol "ONYX". The following table provides quarterly high and low closing prices for the Company's Common Stock for the years ended December 31, 2001 and December 31, 2000.

                                                              HIGH     LOW
                                                              -----   -----
2000
First quarter...............................................  $7.00   $5.00
Second quarter..............................................  $5.38   $3.38
Third quarter...............................................  $4.89   $3.50
Fourth quarter..............................................  $4.38   $2.63
2001
First quarter...............................................  $4.13   $3.00
Second quarter..............................................  $6.95   $3.53
Third quarter...............................................  $6.84   $5.00
Fourth quarter..............................................  $5.52   $4.30

     At March 23, 2002, there were approximately 1,320 beneficial holders of the Company's Common Stock.

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

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                1997        1998         1999         2000         2001
                                              --------   ----------   ----------   ----------   ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Net interest income.......................  $  6,594   $   11,731   $   11,873   $    8,285   $   21,594
  Servicing fee income......................     9,189       16,663       28,877       47,543       51,218
  Gain on sale of contracts.................    19,586       36,417       53,920       45,029       30,765
                                              --------   ----------   ----------   ----------   ----------
      Total revenues........................    35,369       64,811       94,670      100,857      103,577
                                              --------   ----------   ----------   ----------   ----------
EXPENSES:
  Provision for credit losses...............       785        1,580        1,246          990        1,079
  Interest expense -- other.................     1,557        4,419        5,727        5,592        5,492
  Operating expenses........................    30,741       48,426       70,959       84,304       89,535
                                              --------   ----------   ----------   ----------   ----------
      Total expenses........................    33,083       54,425       77,932       90,886       96,106
                                              --------   ----------   ----------   ----------   ----------
  Income before income taxes................     2,286       10,386       16,738        9,971        7,471
  Income taxes..............................       984        4,310        6,946        4,136        3,061
                                              --------   ----------   ----------   ----------   ----------
  Net income................................  $  1,302   $    6,076   $    9,792   $    5,835   $    4,410
                                              ========   ==========   ==========   ==========   ==========
  Net income per share of Common Stock:
    Basic...................................  $   0.22   $     0.99   $     1.59   $     1.03   $     0.88
    Diluted.................................  $   0.21   $     0.95   $     1.50   $     1.00   $     0.84
  Basic shares outstanding (in thousands)...     6,000        6,112        6,174        5,657        5,026
  Diluted shares outstanding (in
    thousands)..............................     6,294        6,425        6,514        5,811        5,232
OPERATING DATA:
  Contracts purchased during the period.....  $605,905   $1,038,535   $1,559,004   $1,671,703   $1,606,330
  Number of contracts purchased during the
    period..................................    50,214       86,150      127,628      131,648      115,141
  Contracts securitized during the period...  $527,276   $  911,760   $1,450,000   $1,720,000   $1,600,000
  Number of active dealerships (at end of
    period).................................     2,846        5,401        7,617        9,741       10,115
  Operating expenses as percentage of
    average serviced portfolio during the
    period(1)...............................       5.5%         4.7%         4.1%         3.4%         3.1%
SELECTED PORTFOLIO DATA:
  Serviced portfolio (at end of period).....  $757,277   $1,345,961   $2,133,460   $2,690,607   $2,864,338
  Average serviced portfolio during the
    period(1)...............................  $563,343   $1,023,237   $1,728,875   $2,456,796   $2,818,572
  Number of contracts in serviced portfolio
    (at end of period)......................    73,502      131,862      209,745      269,372      289,426
  Weighted average annual percentage rate
    (at end of period)(2)...................     14.66%       14.72%       14.77%       14.67%       13.38%
  Delinquencies as a percentage of the
    dollar amount of serviced portfolio (at
    end of period)(3).......................      2.13%        2.54%        2.81%        4.14%        4.01%
  Net charge-offs as a percentage of the
    average serviced portfolio during the
    period(1)...............................      2.03%        1.72%        1.85%        2.30%        2.78%

                                                                     AS OF DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1997       1998       1999       2000       2001
                                                    --------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.......................  $    991   $  1,929   $  5,190   $  3,130   $  1,135
  Contracts held for sale(4)......................    63,380    151,952    229,475    173,784    195,254
  Credit enhancement assets.......................    71,736    112,953    142,884    146,013    184,300
  Total assets....................................   141,836    275,422    393,835    331,380    386,285
  Warehouse borrowings............................    60,506    150,044    232,288    172,509    190,008
  Excess servicing and residual lines.............    30,000     49,556     55,880     41,138     68,355
  Subordinated debt...............................         0     10,000     10,000     19,505     16,232
  Stockholders' equity............................    37,717     43,824     53,108     55,593     59,701

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $7.1 billion in Contracts and currently has relationships with 10,115 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers serving many regions of the United States.

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

                         SELECTED FINANCIAL INFORMATION

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         2000         2001
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Contracts purchased during year..........................  $1,559,004   $1,671,703   $1,606,330
Average monthly purchases during the year................     129,917      139,308      133,860
Gain on sale of contracts................................      53,920       45,029       30,765
Total revenue(1).........................................      94,670      100,857      103,577
Contracts securitized during the year....................   1,450,000    1,720,000    1,600,000
Serviced portfolio at year end...........................   2,133,460    2,690,607    2,864,338

---------------
(1) Total revenue is comprised of net interest income, service fee income and gain on sale of contracts.

CONTRACTS PURCHASED AND SERVICED PORTFOLIO

     In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift its purchases of Contracts to a higher percentage of preferred product. The result has been increased credit scores, slower volume growth and an improvement in overall borrower statistics. This improvement continued throughout 2001. The reduction in volume for 2001 also reflects the general softening of the economy and, to a lesser extent, the events of September 11th and zero percent financing incentives offered by most of the automobile manufacturers shortly thereafter. The reduction in Contract purchases has resulted in a lower growth rate of the Company's serviced portfolio. The serviced portfolio at December 31, 1999, was $2.1 billion compared to $2.7 billion at December 31, 2000, an increase of 26.1%. This rate of growth declined to 6.5% for 2001 as the portfolio increased only slightly to $2.9 billion.

     With Contract purchases stable, management has continued to focus its efforts on reviewing and utilizing automation tools to assist in the underwriting and credit review processes. The resulting enhancements to the front-end credit decision processes are expected to improve not only the speed of the decision but also the ability of our credit officers to make a decision that is acceptable. Management has also enhanced the post funding review process of the underwriting decision so that the process is more automated and can be customized to select and analyze Contracts meeting specific criteria. Management will return to its expansion plans when it determines that the market environment has improved.

CRITICAL ACCOUNTING POLICIES

     Credit Enhancement Assets: SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Trust receivables...........................................  $  3,980   $  3,798
RISA........................................................   180,320    142,215
                                                              --------   --------
          Total.............................................  $184,300   $146,013
                                                              ========   ========

     Trust receivables represents initial deposits in spread accounts.

     Retained interest in securitized assets ("RISA") capitalized upon securitization of Contracts, represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. The Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.7 years. Credit loss assumptions range from 3.5% to 4.7% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which have generally been 3.5% over the investor rate with a floor of 9.5%. As of December 31, 2001, the discount rate used for valuing RISA was 9.5%, and loss assumptions ranged from 3.5% to 4.6% cumulative.

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

     During the fourth quarter of 2001, the Company recorded a $3.3 million write-down of the Company's RISA asset stemming from higher than expected losses and delinquency on securitizations executed prior to 2001. The Company attributes a portion of the higher losses and delinquency experienced to the economic slow-down the nation experienced and the events of September 11th.

     Effective April 1, 2001, the Company adopted EITF 99-20. Prior to the adoption of EITF 99-20, the balance of RISA was amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. The adoption of EITF 99-20 resulted in amounts previously recognized as service fee income being recognized as interest income.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The Company had net income of $4.4 million for the year ended December 31, 2001, compared to net income of $5.8 million and $9.8 million for the years ended December 31, 2000 and 1999, respectively. The decrease in net income for the year was principally due to a reduction in gains realized on securitizations from $45.0 million in 2000 to $30.8 million in 2001 and a $3.3 million write-down of the Company's RISA asset stemming from higher than expected losses and delinquency on securitizations executed prior to 2001. The Company attributes a portion of the higher losses and delinquency experienced to the economic slow-down the nation experienced and the events of September 11th. The decline in net income from 1999 to 2000 is attributable to the interest rate spread compression experienced on Contracts securitized during that year coupled with an increase in the loan loss reserve rate.

     Net Interest Income. Net interest income consists primarily of the difference between the finance revenue earned on Contracts held on the balance sheet during the warehousing period and the interest costs associated with the Company's borrowings to purchase such Contracts.

     Net interest income increased by 160% to $21.6 million for 2001, from $8.3 million during 2000, and $11.9 million during 1999. The increase for 2001 was principally due to excess service fee income reported as interest income in accordance with Emerging Issues Task Force ("EITF") 99-20, which requires that the Company recognize income from its RISA assets on a level yield "accrual" method over the remaining estimated life of the corresponding asset. Prior to EITF 99-20, the Company recognized income on its credit enhancement assets on a cash basis and as a component of service fee income. Total excess service fee income reclassified to interest income for the year was approximately $7.9 million. Without the effects of EITF 99-20, net interest income for the year would have been approximately $13.7 million. This increase is principally due to the reduction in the Company's cost of warehouse borrowings during the year. The weighted average cost of warehouse borrowings decreased to 6.16% for 2001, compared to 7.42% and 6.32% for 2000 and 1999 respectively. The average balance of Contracts held for sale, which provides collateral for warehouse borrowings, was $151.5 million, $159.2 million and $163.6 million for 2001, 2000 and 1999 respectively.

     Servicing Fee Income. Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

     Servicing fee income increased to $51.2 million for the year ended December 31, 2001, from $47.5 million for the year ended December 31, 2000, and $28.9 million for the year ended December 31, 1999. Without the effects of EITF 99-20, which requires that the Company recognize income from its RISA assets as a component of interest income, service fee income for 2001 would have been $59.1 million. The increase for 2001 was principally due to an increase in late fee income of approximately $1.5 million and an increase in contractual service fee income of approximately $2.2 million from the outstanding sold portfolio. The increase in service fee income in 2000 versus 1999 was principally due to an increase in contractual service fee income of approximately $7.5 million. For the year ended December 31, 2001, the size of the average sold portion of the serviced portfolio increased to $2.7 billion from $2.3 billion in 2000, and from $1.6 billion in 1999.

     Gain on Sale of Contracts. The Company computes a gain on sale with respect to Contracts securitized based on the present value of the estimated future excess cash flows to be received from such Contracts using a market discount rate. Gain on sale is recorded as a credit enhancement asset on the statement of financial condition. The gain recorded in the statement of income is adjusted for prepaid dealer participation, issuance costs and the gain or loss on the termination of the cash flow hedge. The gains on sales of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts.

     The following table illustrates the net interest rate spread for each of the Company's securitizations through December 31, 2001:

                                                  SECURITIZATION TRANSACTIONS(4)
                             ------------------------------------------------------------------------
                                            REMAINING     WEIGHTED   WEIGHTED
                                           BALANCE AT     AVERAGE    AVERAGE
                              ORIGINAL    DECEMBER 31,    CONTRACT   INVESTOR     GROSS        NET
SECURITIZATION                BALANCE         2001        RATE(1)    RATE(1)    SPREAD(2)   SPREAD(3)
--------------               ----------   -------------   --------   --------   ---------   ---------
                               (DOLLARS IN THOUSANDS)
1994-1 Grantor Trust.......  $   38,601    Paid in Full    13.75%      6.90%      6.85%       1.94%
1995-1 Grantor Trust.......     105,000    Paid in Full    14.94       7.00       7.94        1.86
1996-1 Grantor Trust.......     100,500    Paid in Full    15.07       5.40       9.67        3.83
1996-2 Grantor Trust.......      85,013    Paid in Full    14.84       6.40       8.44        3.61
1996-3 Grantor Trust.......     120,000    Paid in Full    14.54       6.45       8.09        3.14
1996-4 Grantor Trust.......     100,000    Paid in Full    14.80       6.20       8.60        3.28
1997-1 Grantor Trust.......      90,000    Paid in Full    13.86       6.55       7.31        2.78
1997-2 Grantor Trust.......     121,676    Paid in Full    14.85       6.35       8.50        3.11
1997-3 Grantor Trust.......     149,600    Paid in Full    14.77       6.35       8.42        3.30
1997-4 Grantor Trust.......     166,000    Paid in Full    14.69       6.30       8.39        3.27
1998-1 Grantor Trust.......     173,000    Paid in Full    14.91       5.95       8.96        3.40
1998-A Owner Trust.........     208,759   $      21,510    14.73       5.87       8.86        3.34
1998-B Owner Trust.........     250,000          34,902    14.73       5.78       8.95        3.18
1998-C Owner Trust.........     280,000          48,845    14.89       5.72       9.17        3.51

                                                  SECURITIZATION TRANSACTIONS(4)
                             ------------------------------------------------------------------------
                                            REMAINING     WEIGHTED   WEIGHTED
                                           BALANCE AT     AVERAGE    AVERAGE
                              ORIGINAL    DECEMBER 31,    CONTRACT   INVESTOR     GROSS        NET
SECURITIZATION                BALANCE         2001        RATE(1)    RATE(1)    SPREAD(2)   SPREAD(3)
--------------               ----------   -------------   --------   --------   ---------   ---------
                               (DOLLARS IN THOUSANDS)
1999-A Owner Trust.........     310,000          62,742    14.33       5.73       8.60        3.44
1999-B Owner Trust.........     350,000          88,912    14.65       5.86       8.79        3.54
1999-C Owner Trust.........     400,000         123,964    14.82       6.62       8.20        2.86
1999-D Owner Trust.........     390,000         136,966    15.01       6.90       8.11        2.87
2000-A Owner Trust.........     430,000         178,768    14.86       7.26       7.60        2.67
2000-B Owner Trust.........     450,000         215,375    15.18       7.29       7.89        2.64
2000-C Owner Trust.........     440,000         241,171    15.16       7.18       7.98        2.52
2000-D Owner Trust.........     400,000         243,331    13.95       6.76       7.19        1.87
2001-A Owner Trust.........     400,000         267,071    13.39       6.43       6.96        2.14
2001-B Owner Trust.........     400,000         303,641    12.69       5.08       7.61        2.23
2001-C Owner Trust.........     400,000         334,761    11.92       4.82       7.10        1.57
2001-D Owner Trust.........     400,000         365,873    10.90       3.80       7.10        1.73
                             ----------   -------------
          Total............  $6,758,149   $   2,667,832
                             ==========   =============

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

(4) The Company assumes an average prepayment speed of 1.75% per month of the original number of Contracts in the original pool balance ("ABS") and a discount rate ranging from 3.5% to 5.7% above the weighted average investor rate, and utilizes a lifetime loss rate ranging from 3.5% to 4.7% of the original balance, for all remaining securitizations.

     The Company completed four securitizations totaling $1.6 billion during the year ended December 31, 2001, resulting in gains on sale of Contracts of $30.8 million or 1.9% of the dollar amount of Contracts securitized, compared to four securitizations totaling $1.72 billion during the year ended December 31, 2000, resulting in gains on sale of Contracts totaling $45.0 million or 2.6%, and four securitizations totaling $1.45 billion during the year ended December 31, 1999, resulting in gains on sale of Contracts of $53.9 million or 3.7%.

     The reduction in the gain as a percentage of the Contracts securitized for 2001 was attributable to a decrease in net interest rate spreads. Over the past year, management has targeted higher credit-worthy borrowers resulting in a reduction in the weighted average net interest spread for securitizations executed during 2001. The weighted average net interest rate spread for all securitizations executed in 2001 was 1.91%, compared to 2.41% in 2000 and 3.15% in 1999. The reduction in net interest rate spread for 2001 was principally due to a reduction in the weighted average annual percentage rate in the Contracts securitized. Annual loss assumptions for the second, third and fourth quarter securitizations of 2000 were increased from 2.30% to 2.55% to counter increased losses in the serviced portfolio and was the primary reason for the decrease in gains recorded during 2000. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of preferred products. The result has been increased credit scores and an improvement in overall borrower statistics. This improvement continued throughout 2001. The allowance for loan loss has declined as a percentage of loans outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts. Delinquency has declined due in part to the newer Contracts originated. The majority of the charge-offs relate to older transactions that have been impacted by the slow-down in the economy and to a lesser extent, the softening of the used car market, which resulted in lower recovery rates on repossessions.

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

     Provision for Credit Losses. The Provision for credit losses represents net credit losses incurred during the warehouse period on owned Contracts. The provision for credit losses increased slightly to $1.1 million for the year ended December 31, 2001 compared to $990 thousand and $1.2 million for 2000 and 1999 respectively.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $52.8 million during the year ended December 31, 2001, compared to $46.3 million during the year ended December 31, 2000, and $40.0 million for the year ended December 31, 1999. In order to support the growth of the Company's serviced portfolio, the number of employees increased from 715 at December 31, 1999, to 896 at December 31, 2000, and to 990 at December 31, 2001. In addition, the Company incurred a full year of compensation expense for its new collection center and branch located in Hazelwood Missouri, which became fully staffed during the second half of 2000.

     System and Servicing Expense. System and servicing expense decreased to $4.3 million, compared to $5.5 million and $4.3 million for the years end December 31, 2001, 2000 and 1999 respectively. During the first half of 2001, the Company used the services of an external service provider for its collection and loan accounting processes. The charges associated with this provider were directly correlated to the number of Contracts serviced by the Company. As of July 1, 2001, the Company successfully converted to an in-house system and shortly thereafter terminated its agreement with the external provider. As of December 31, 2001, the Company serviced approximately 289,000 accounts, compared to approximately 269,000 accounts at year-end 2000 and 210,000 accounts at year-end 1999. In addition to the system cost savings of the in-house loan servicing and collection system, the Company also experienced reductions in systems and servicing expense as a direct result of renegotiated contracts with several of the Company's other service providers.

     Telephone and Data Line Expenses. Telephone and data line expenses decreased to $5.0 million from $6.0 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Although these charges generally increase with the growth of the serviced portfolio, the significant decrease between 2001 and the two prior years was principally due to renegotiated contracts for long distance rates with certain carriers during the second half of 2000 and to a lesser extent, a re-evaluation of the Company's existing uses of local carriers. Assuming no additional reduction in long distance rates, the Company expects these charges to increase relative to the continued growth of the serviced portfolio.

     Depreciation Expense. Depreciation expense increased slightly to $4.6 million from $4.4 million and $3.5 million for the years ended December 31, 2001, 2000, and 1999, respectively. These increases are in line with the Company's continued investment in technology and infrastructure to support the serviced portfolio. The increase for 2001 also reflects the installation of the Company's new loan accounting and collection system which was implemented as of July 1, 2001.

     Other Operating Expenses. Other operating expenses remained relatively stable at $22.8 million, compared to $22.2 million for the year ended December 31, 2000, and $17.1 million for the year ended December 31, 1999. The Company has made a significant effort to control operating expenses through renegotiation of existing service contracts beginning in 2000, and has effectively reduced its operating expenses as a percent of the serviced portfolio from these efforts. Total operating expenses as a percent of the average serviced portfolio decreased to 3.18% for 2001, compared to 3.43% and 4.14% for 2000 and 1999 respectively. Significant reductions in other operating expenses include insurance expense, which decreased to $3.7 million in 2001 from $4.6 million and $2.1 million for the years ended 2000 and 1999 respectively, and credit report expense which decreased to $1.4 million in 2001 from $2.4 million and $2.1 million in 2000 and 1999 respectively.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.0% for 2001 and 41.5% for 2000 and 1999.

FINANCIAL CONDITION

  CONTRACTS HELD FOR SALE

     Contracts held for sale are presented at the lower of cost or market value and totaled $195.3 million at December 31, 2001, compared to $173.8 million at December 31, 2000. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company's securitizations.

  CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Trust receivables...........................................   $  3,798     $  3,980
RISA........................................................    142,215      180,320
                                                               --------     --------
          Total.............................................   $146,013     $184,300
                                                               ========     ========

     Trust receivables represents initial deposits in spread accounts.

     Retained interest in securitized assets ("RISA") capitalized upon securitization of Contracts represent the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

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

     During 1999, the Emerging Issues Task Force ("EITF") issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 establishes new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests must recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement.

During the fourth quarter of 2001, the Company experienced higher than expected losses and delinquency due in part to the economic slow-down and events of September 11th; as a result of these factors, a pre-tax write-down of $3.3 million was realized in order to set the carrying value of the Company's existing RISA assets to their corresponding fair values in accordance with EITF 99-20.

     In initially valuing the RISA, the Company establishes an off balance sheet allowance for probable future credit losses. The allowance is based upon historical experience and management's estimate of other factors that may affect portfolio performance. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior estimates. The off balance sheet allowance decreased to 4.2% at December 31, 2001 compared to 4.6% at December 31, 2000 and 4.4% at December 31, 1999. The weighted average gross spread for securitizations executed during 2001 was 7.19% compared to 7.68% in 2000 and 8.40% in 1999.

     Estimated future undiscounted RISA earnings are calculated by taking the difference between the weighted average annual percentage rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0% and financial guaranty insurance fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses and by discounting to present value at the current market discount rates.

  ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At December 31, 2001, delinquencies represented 4.01% of the amount of Contracts in its serviced portfolio compared to 4.14% at December 31, 2000, and 2.81% at December 31, 1999. Net charge-offs as a percentage of the average serviced portfolio were 2.78% for the year ended December 31, 2001, compared to 2.30% and 1.85% for the years ended December 31, 2000, and 1999, respectively. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of preferred product. The result has been increased credit scores and an improvement in overall borrower statistics. This improvement continued throughout 2001. The allowance for loan loss has declined as a percentage of loans outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts. Delinquency has declined due in part to the newer Contracts originated. The majority of the charge-offs relate to older transactions that have been impacted by the slow-down in the economy and to a lesser extent, the softening of the used car market, which resulted in lower recovery rates on repossessions. In addition, zero percent finance incentives on new vehicles offered by automobile manufacturers during the fourth quarter and into 2002, led to reduced volume for the period.

                DELINQUENCY EXPERIENCE OF THE SERVICED PORTFOLIO

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Serviced portfolio...............................  $2,133,460   $2,690,607   $2,864,338
Delinquencies(1)(2) 30 - 59 days.................      36,886       71,681       78,056
60 - 89 days.....................................      14,965       23,085       20,859
90+ days.........................................       8,113       16,748       15,887
          Total delinquencies as a percent of
            serviced portfolio...................        2.81%        4.14%        4.01%

---------------

(1) Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent repossessed inventory as a percent of the serviced portfolio were 0.77%, 0.83% and 0.83% at December 31, 2001, 2000 and 1999 respectively. Delinquent contracts in bankruptcy as a percent of the serviced portfolio were 1.09%, 0.52% and 0.43% at December 31, 2001, 2000 and 1999 respectively.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                 LOAN LOSS EXPERIENCE OF THE SERVICED PORTFOLIO

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Number of contracts..............................     209,745      269,372      289,426
Period end serviced portfolio....................  $2,133,460   $2,690,607   $2,864,338
Average serviced portfolio(1)....................  $1,728,875   $2,456,796   $2,818,572
Number of gross charge-offs......................       6,398       10,091       12,985
Gross charge-offs................................  $   37,024   $   66,850   $   90,772
Net charge-offs(2)...............................  $   31,963   $   56,449   $   78,411
Net charge-offs as a percent of average serviced
  portfolio......................................        1.85%        2.30%        2.78%

---------------

(1) Average is based on daily balances.

(2) Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the monthly performance of each of the securitized pools outstanding for the period from the date of securitization through December 31, 2001.

                                                                       TRUST
                       ------------------------------------------------------------------------------------------------------
MONTH                  97-2   97-3   97-4   98-1   98-A   98-B   98-C   99-A   99-B   99-C   99-D   00-A   00-B   00-C   00-D
-----                  ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
 1...................  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%
 2...................  0.00%  0.00%  0.00%  0.01%  0.01%  0.00%  0.02%  0.00%  0.00%  0.01%  0.00%  0.00%  0.00%  0.00%  0.00%
 3...................  0.02%  0.02%  0.01%  0.02%  0.03%  0.02%  0.02%  0.02%  0.03%  0.03%  0.01%  0.02%  0.02%  0.01%  0.00%
 4...................  0.07%  0.09%  0.04%  0.08%  0.07%  0.08%  0.04%  0.05%  0.07%  0.06%  0.04%  0.04%  0.04%  0.03%  0.02%
 5...................  0.22%  0.13%  0.11%  0.14%  0.14%  0.19%  0.15%  0.11%  0.14%  0.16%  0.09%  0.11%  0.10%  0.06%  0.07%
 6...................  0.32%  0.24%  0.20%  0.24%  0.23%  0.33%  0.27%  0.21%  0.27%  0.28%  0.15%  0.18%  0.17%  0.11%  0.15%
 7...................  0.59%  0.36%  0.28%  0.40%  0.37%  0.45%  0.46%  0.35%  0.43%  0.47%  0.24%  0.37%  0.30%  0.26%  0.26%
 8...................  0.80%  0.47%  0.43%  0.53%  0.42%  0.61%  0.57%  0.49%  0.60%  0.64%  0.43%  0.63%  0.44%  0.41%  0.39%
 9...................  0.91%  0.62%  0.55%  0.68%  0.51%  0.82%  0.74%  0.63%  0.85%  0.83%  0.59%  0.87%  0.67%  0.65%  0.50%
10...................  1.07%  0.73%  0.72%  0.85%  0.70%  0.95%  0.94%  0.81%  1.07%  1.09%  0.76%  1.05%  0.90%  0.85%  0.65%
11...................  1.26%  0.81%  0.87%  1.04%  0.85%  1.10%  1.12%  1.04%  1.34%  1.31%  0.99%  1.27%  1.11%  1.08%  0.85%
12...................  1.42%  0.94%  0.95%  1.20%  1.01%  1.20%  1.30%  1.29%  1.56%  1.47%  1.20%  1.59%  1.38%  1.29%  1.03%
13...................  1.58%  1.10%  1.08%  1.33%  1.17%  1.36%  1.54%  1.49%  1.79%  1.62%  1.41%  1.82%  1.57%  1.42%  1.25%
14...................  1.68%  1.23%  1.19%  1.46%  1.37%  1.48%  1.73%  1.72%  1.90%  1.77%  1.52%  2.03%  1.84%  1.65%  1.41%
15...................  1.80%  1.38%  1.36%  1.61%  1.48%  1.64%  1.90%  1.90%  2.08%  2.00%  1.70%  2.25%  2.08%  1.93%
16...................  1.97%  1.58%  1.42%  1.71%  1.59%  1.89%  2.10%  2.10%  2.23%  2.08%  2.00%  2.48%  2.26%  2.16%
17...................  2.10%  1.68%  1.52%  1.88%  1.76%  2.05%  2.28%  2.26%  2.42%  2.29%  2.17%  2.64%  2.42%  2.42%
18...................  2.23%  1.77%  1.64%  2.01%  1.96%  2.22%  2.51%  2.46%  2.63%  2.48%  2.40%  2.80%  2.69%  2.65%
19...................  2.35%  1.91%  1.75%  2.17%  2.07%  2.37%  2.71%  2.59%  2.71%  2.61%  2.61%  2.98%  2.96%
20...................  2.48%  2.04%  1.85%  2.25%  2.25%  2.50%  2.83%  2.71%  2.89%  2.73%  2.87%  3.25%  3.20%
21...................  2.59%  2.11%  1.97%  2.41%  2.37%  2.67%  2.95%  2.83%  3.08%  2.92%  3.05%  3.52%  3.44%
22...................  2.72%  2.20%  2.08%  2.52%  2.48%  2.79%  3.08%  2.88%  3.21%  3.07%  3.20%  3.69%
23...................  2.81%  2.31%  2.12%  2.63%  2.65%  2.92%  3.25%  3.03%  3.31%  3.22%  3.33%  3.91%
24...................  2.85%  2.41%  2.23%  2.75%  2.76%  3.06%  3.39%  3.21%  3.43%  3.32%  3.53%
25...................  2.93%  2.51%  2.36%  2.86%  2.81%  3.14%  3.45%  3.28%  3.55%  3.43%  3.70%
26...................  2.96%  2.59%  2.41%  2.98%  2.95%  3.23%  3.57%  3.34%  3.67%  3.65%  3.88%
27...................  3.09%  2.71%  2.52%  3.06%  2.99%  3.28%  3.72%  3.47%  3.77%  3.79%  4.03%
28...................  3.17%  2.79%  2.55%  3.15%  3.03%  3.35%  3.81%  3.61%  3.88%  3.90%
29...................  3.22%  2.92%  2.62%  3.19%  3.12%  3.45%  3.91%  3.67%  4.01%  4.03%
30...................  3.26%  2.94%  2.71%  3.26%  3.13%  3.50%  4.05%  3.78%  4.14%
31...................  3.33%  3.01%  2.77%  3.33%  3.18%  3.57%  4.13%  3.85%  4.25%
32...................  3.39%  3.04%  2.81%  3.40%  3.24%  3.67%  4.21%  3.96%  4.37%
33...................  3.48%  3.08%  2.85%  3.42%  3.26%  3.73%  4.27%  4.07%
34...................  3.51%  3.11%  2.88%  3.46%  3.28%  3.81%  4.33%  4.18%
35...................  3.54%  3.20%  2.93%  3.53%  3.36%  3.86%  4.42%  4.25%
36...................  3.55%  3.21%  2.91%  3.56%  3.39%  3.91%  4.46%
37...................  3.56%  3.23%  2.94%  3.59%  3.42%  4.00%  4.55%
38...................  3.56%  3.24%  2.98%  3.64%  3.45%  4.04%  4.63%
39...................  3.58%  3.25%  3.00%  3.67%  3.48%  4.08%
40...................  3.58%  3.27%  3.01%  3.68%  3.56%  4.13%
41...................  3.58%  3.32%  3.03%  3.71%  3.58%
42...................  3.59%  3.34%  3.04%  3.73%  3.63%
43...................  3.60%  3.36%  3.07%  3.77%  3.64%
44...................  3.61%  3.40%  3.09%  3.80%
45...................  3.61%  3.39%  3.09%  3.83%
46...................  3.62%  3.38%  3.11%

                                 TRUST
                       -------------------------
MONTH                  01-A   01-B   01-C   01-D
-----                  ----   ----   ----   ----
 1...................  0.00%  0.00%  0.00%  0.00%
 2...................  0.00%  0.00%  0.00%  0.00%
 3...................  0.00%  0.01%  0.00%  0.00%
 4...................  0.02%  0.03%  0.02%
 5...................  0.07%  0.10%  0.05%
 6...................  0.12%  0.18%  0.11%
 7...................  0.20%  0.30%
 8...................  0.31%  0.39%
 9...................  0.47%
10...................  0.60%
11...................  0.77%
12...................
13...................
14...................
15...................
16...................
17...................
18...................
19...................
20...................
21...................
22...................
23...................
24...................
25...................
26...................
27...................
28...................
29...................
30...................
31...................
32...................
33...................
34...................
35...................
36...................
37...................
38...................
39...................
40...................
41...................
42...................
43...................
44...................
45...................
46...................

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing fees; (iii) releases from spread accounts; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company will provide the needed capital to fund the resumption in the expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

     The Company's primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding commercial paper obligations. These facilities are then used to fund the purchase of Contracts or to finance normal operating expenses. The Company has historically operated on a negative cash flow basis from operating activities with the exception of the year 2000. Cash used in operating activities was ($41.1) million for the year ended December 31, 2001, compared to $73.6 million provided by operating activities for the year ended December 31, 2000 and ($80.3) million used in 1999. During March 2000, the Company executed its first residual securitization by collateralizing excess cash flows from 15 of the Company's then outstanding securitizations, the proceeds of which were approximately $50.0 million. During 2001, net yield credit triggers on five of the Company's outstanding securitizations were hit, restricting future cash releases from the corresponding spread accounts. As a result, the minimum spread account balances were increased, and any subsequent spread releases were first used to reduce the outstanding reinsurance balance.

     The Company did not expand its branch network during 2001, but opted to center its efforts on building and maintaining its dealer relations through its existing branch locations. Capital acquisitions of $2.2 million during 2001 were principally due to the conversion and installation of the Company's in-house loan accounting and collection system. Capital acquisitions of $4.6 million during 2000 were principally due to the addition and staff build-up of the Company's new collection center in Hazelwood, Missouri, while acquisitions of $5.4 million during 1999 were principally due to the Company relocating its corporate office from Irvine, California to Foothill Ranch, California.

     Cash provided by financing activities was $41.2 million during 2001, compared to ($71.1) million used during 2000 and $89.0 provided in 1999. The significant outflow of cash during 2000 was principally due to the reduction in the Company's outstanding residual financing facilities in connection with the securitization of its residual cash flows and the repurchase of a portion of the Company's outstanding common stock. During 1999, the Company relied more heavily on its credit facilities to fund the ongoing growth of the Company; in doing so, the Company increased its serviced portfolio by approximately 59% over the prior year. During the fourth quarter of 2000 the Company modified its incentive compensation system to shift its purchases of Contracts to a higher percentage of preferred product and reduced the growth rate of the Company. This decision resulted in a reduction in the growth of the serviced portfolio during 2001 and a corresponding reduction in the use of the credit facilities in comparison to 1999 and 2000. Due to the Company's decision to slow receivable growth, two additional warehouse lines available to the Company were not renewed in 2001.

     CP Facility: As of December 31, 2001, the Company was party to a $355 million warehousing facility (the "CP Facility"), with Triple-A One Funding Corporation ("Triple-A"). Onyx Acceptance Financial Corporation ("Finco"), a special purpose subsidiary of the Company, is the borrower under the CP Facility. The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation ("MBIA"). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges its Contracts held for sale to borrow from Triple-A. The CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

     A $150 million commercial paper facility with a commercial paper asset-backed conduit sponsored by The Chase Manhattan Bank expired in August 2001 and was not renewed.

     A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), had a $100 million line of credit (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provided warehouse funding for the purchase or origination of Contracts. This line expired in February 2001 and was not renewed.

     The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings.

     The Residual Lines: The Company, through Fundco, currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer ("CSFB-Europe"), and Credit Suisse First Boston Corporation, as agent ("CSFB"). (The SBRC facility together with the CSFB-Europe facility described above are sometimes referred to herein as the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan; the Company expects each loan to be renewed at term. The CSFB-Europe line was renewed in October 2001 for a one-year term.

     As an additional source of funds, the Company utilizes residual securitizations to pay down its residual interest financing credit facilities to increase the Company's liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company recently completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction was finalized in March of 2002 and generated approximately $75.0 million in proceeds.

     Subordinated Debt: As of December 31, 2001, the Company had outstanding approximately $16.2 million of subordinated debt. $4.2 million of this amount is being amortized through February 2003 with a stated interest rate of 9.5%. The remaining balance has a stated interest rate of 12.5% and a maturity of June 2006.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2001.

     Stock Repurchase: On May 31, 2000, the Company's Board of Directors authorized a stock repurchase program to purchase up to $7.5 million of the Company's Common Stock, based on its view that the market value of the Company was not adequately reflected in the share price as traded on the Nasdaq National Market. During 2000, 1,200,254 shares were repurchased under the program for an aggregate amount of $5.3 million.

     Hedging and Interest Rate Risk Management: The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations. Such transactions involve the execution of forward interest rate swaps and/or the use of a pre-funding structure for the Company's securitizations. The Company is not required to maintain collateral on the outstanding hedging program, until the point where the fair value declines below ($1.0) million.

SECURITIZATIONS

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company's business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Securitizations are used by many financial institutions and are part of an $352.0 billion annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section "Risk Factors". The table below provides information about the trusts assets and liabilities as of December 31, 2000 and 2001.

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Total assets................................................  $2,719   $2,910
Total liabilities...........................................  $2,613   $2,777

     The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.6 billion in 2001. Since 1994, the Company has securitized $6.8 billion of its Contracts in 26 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company's CP Facility to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy (the "Financial Guarantee Insurance Policy") insuring the payment of principal and interest due on the asset-backed securities.

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

     In the first quarter of 2002, the Company securitized Contracts in the amount of $375.0 million. The Company also completed its second residual interest securitization in March of 2002 for the purpose of providing additional borrowing capacity under its existing Residual Lines. The proceeds of this transaction were approximately $75.0 million. Additionally, the Company has gone effective with a registration statement for the public sale of renewable unsecured subordinated notes of up to $50.0 million. The proceeds of this transaction are expected to be received over a period of several months, and will be used to fund ongoing operations; through March 28, the Company has received approximately $1.0 million from the sale of these subordinated notes.

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

CONTRACTUAL OBLIGATIONS

     The table below provides information about the Company's contractual obligations by category and expected maturity date as of December 31, 2001 (dollars in thousands).

                     CONTRACTUAL OBLIGATIONS DUE BY PERIOD

                                            TOTAL       2002     2003-2006   2007-2010   AFTER 2010
                                           --------   --------   ---------   ---------   ----------
Commercial Paper.........................  $190,008   $190,008
Subordinated Debt........................    16,232      4,232   $ 12,000
Residual Lines...........................    68,355     68,355
Capital Leases...........................       399        216        183
Operating Leases.........................    18,469      3,326     11,255     $3,888
Interest Rate Swaps......................   175,000     53,900    121,100
                                           --------   --------   --------     ------
Total Obligations........................  $468,463   $320,037   $144,538     $3,888
                                           ========   ========   ========     ======

FORWARD LOOKING INFORMATION

     The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. Cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements are included in this Annual Report on Form 10-K, including, without limitation, in Item 1, shown under the heading "Risk Factors".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company's ability to manage interest rate risk. First, Contracts are purchased at fixed interest rates, while the amounts borrowed under the warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in a securitization is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts originated by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date Contracts are purchased and the completion and pricing of securitization transactions.

     The Company uses several strategies to minimize interest rate risk, including the utilization of derivative financial instruments, the regular securitization of Contracts and pre-funding of securitization transactions. Pre-funding securitizations is the practice of issuing more asset-backed securities than the amount of Contracts initially sold to the Trust. The proceeds from the pre-funded portion are held in an escrow account until additional Contracts are sold to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, borrowing costs are locked in with respect to the Contracts subsequently delivered to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to the subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding.

     Derivative financial instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions. The Company sells fixed rate Contracts to the trusts that, in turn, sell fixed rate securities to investors. The fixed rates on securities issued by the trusts are indexed to Swap rates on U.S. Treasury Notes with similar average maturities or various London Interbank Offered Rates ("LIBOR"). The Company periodically executes the sale of forward swap agreements to lock in the indexed rate for specific anticipated securitization transactions. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company's risk tolerance. All transactions are entered into for purposes other than trading, and are settled quarterly upon pricing of the securitization.

     The Company remitted cash payments, net of expenses, of approximately $6.6 million in 2001, and $1.2 million in 2000, and received cash payments, net of expenses, of $1.8 million in 1999 to settle forward interest rate swap agreements. These amounts were included in the gain on sale of Contracts in securitization transactions. Cash payments are recovered over time through a higher gross interest rate spread on the related securitization transaction, while cash receipts are offset through a lower gross interest rate spread on the related securitization transaction. As of December 31, 2001, the Company had $175.0 million of forward interest rate swap agreements outstanding.

     The table below provides information about the Company's derivative financial instruments by expected maturity date as of December 31, 2001 (dollars in thousands). Notional amounts, which are used to calculate the contractual payments to be exchanged under the agreements, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company's exposure to loss through its use of the agreements.

YEARS ENDED DECEMBER 31,       2002        2003        2004        2005        2006      FAIR VALUE
------------------------     ---------   ---------   ---------   ---------   ---------   ----------
Interest Rate Swaps:
  Average Notional Amounts
     ($000's)..............  $ 149,189   $  93,616   $  45,311   $  12,427   $   1,304      $437
  Average interest rate
     paid..................       3.61%       3.61%       3.61%       3.61%       3.61%
  Average interest rate
     received..............   Variable    Variable    Variable    Variable    Variable

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and officers of the Company is incorporated herein by reference to the descriptions set forth under the captions "Election of Directors", "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders currently expected to be held May 30, 2002 (the "2002 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the descriptions to be set forth under the caption "Executive Compensation" in the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information to be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information to be set forth under the caption "Certain Transactions and Related Transactions" in the 2002 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

     The Company's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    45
Consolidated Statements of Financial Condition as of
  December 31, 2001 and 2000................................    46
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..........................    47
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............    48
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    49
Notes to Consolidated Financial Statements..................    50

     (a)(2) Exhibits

     The following Exhibits are attached hereto and incorporated herein by reference.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Certificate of Incorporation of the Company.(1)
  3.2     Bylaws of the Company.(1)
  4.1     Rights Agreement dated as of July 8, 1997, between the
          Company and American Stock Transfer and Trust Company, as
          Rights Agent (which includes the form of Certificate of
          Designation for the Series A Participating Preferred Stock
          and the form of Rights Certificate of the Company.(3)
 10.1     Form of Indemnification Agreement of the Company.(1)
 10.2     Second Amended and Restated 1994 Stock Option Plan.(1)
 10.3     Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.(1)
 10.4     Form of Stock Option Agreement under Second Amended and
          Restated 1994 Option Plan.(1)
 10.5     Form of Stock Purchase Agreement under Second Amended and
          Restated 1994 Stock Option Plan.(1)
 10.6     1994 Special Performance Option Grant Plan.(1)
 10.7     Form of Notice of Grant of Stock Option under 1994 Special
          Performance Option Grant Plan.(1)
 10.8     Form of Stock Option Agreement under 1994 Special
          Performance Option Grant Plan.(1)
 10.9     Form of Stock Purchase Agreement under 1994 Special
          Performance Option Grant Plan.(1)
 10.10    Third Amendment to Amended and Restated Investors' Rights
          Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27,
          1995.(1)
 10.11    Senior Subordinated Note and Warrant Purchase Agreement
          between and among Onyx Acceptance Corporation, Capital
          Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November 17, 1994.(1)
 10.12    Warrant to purchase Common Stock in favor of Capital
          Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)
 10.13    Warrant to purchase Common Stock in favor of Dominion Fund
          III, L.P. from Onyx Acceptance Corporation dated as of
          November 17, 1994.(1)
 10.14    Amended and Restated Co-Sale and First Refusal Agreement
          between and among Onyx Acceptance Corporation and the
          Shareholders identified therein dated as of November 17,
          1994.(1)
 10.15    Amended and Restated Investors' Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the
          Management Holders identified therein dated as of November
          17, 1994.(1)
 10.16    Amended and Restated Voting Agreement between and among Onyx
          Acceptance Corporation and the Shareholders identified
          therein dated as of November 17, 1994.(1)
 10.20    Sublease and Administrative Services Agreement between Onyx
          Acceptance Corporation and Onyx Acceptance Financial
          Corporation dated as of September 8, 1994.(1)
 10.21    Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of
          September 1, 1994.(1)
 10.22    Corporate Separateness Agreement between Onyx Acceptance
          Corporation and Onyx Acceptance Financial Corporation dated
          September 8, 1994.(1)
 10.24    First Amendment to Amended and Restated Investors' Rights
          Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December
          15, 1994.(1)
 10.25    Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated January 7, 1994.(1)
 10.26    Warrant to purchase Series A Preferred Stock in favor of
          Comdisco, Inc. from Onyx Acceptance Corporation dated as of
          January 7, 1994.(1)
 10.27    Warrant to purchase Common Stock in favor of Lighthouse
          Capital Partners from Onyx Acceptance Corporation dated
          November 3, 1995.(1)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.28    Master Lease Agreement between Lighthouse Capital Partners and Onyx Acceptance Corporation dated November 3, 1995.(1)
 10.29    Second Amendment to Amended and Restated Investors' Rights
          Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3,
          1995.(1)
 10.32    Option Agreement between Onyx Acceptance Corporation and
          John W. Hall dated as of December 20, 1994.(1)
 10.33    Promissory Note in favor of Onyx Acceptance Corporation from
          John Hall dated as of December 20, 1994.(1)
 10.34    Option Agreement between Onyx Acceptance Corporation and
          Brian MacInnis dated as of December 20, 1994.(1)
 10.35    Promissory Note in favor of Onyx Acceptance Corporation from
          Brian MacInnis dated as of December 20, 1994.(1)
 10.36    Stock Purchase Agreement between and among Brian MacInnis
          and certain Investors identified therein dated as of June 7,
          1995.(1)
 10.37    Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7,
          1995.(1)
 10.41    Onyx Acceptance Corporation 401(k) Plan dated January 1,
          1994.(1)
 10.46    Subordination and Intercreditor Agreement by and among State
          Street Bank and Trust Company, The First National Bank of
          Boston, Capital Resource Lenders II, L.P., Dominion Fund III
          and Onyx Acceptance Corporation dated as of January 31,
          1996.(1)
 10.48    Form of Dealer Agreement Non-Recourse (U) between Dealership and Onyx Acceptance Corporation.(1)
 10.49    Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx Acceptance Corporation.(1)
 10.50    1996 Stock Option/Stock Issuance Plan.(1)
 10.58    Form of Underwriting Agreement between Onyx Acceptance
          Financial Corporation and Merrill Lynch, Pierce, Fenner &
          Smith Incorporated in connection with 1997-1 Grantor
          Trust.(2)
 10.59    Form of Pooling and Servicing Agreement between Onyx
          Acceptance Financial Corporation, Onyx Acceptance
          Corporation, and Bankers Trust Company in connection with
          1997-2 Grantor Trust.(4)
 10.60    Form of Underwriting Agreement between Onyx Acceptance
          Financial Corporation, Merrill Lynch, Pierce, Fenner & Smith
          Incorporated in connection with 1997-2 Grantor Trust.(4)
 10.61    Form of Pooling and Servicing Agreement between Onyx
          Acceptance Financial Corporation, Onyx Acceptance
          Corporation and Bankers Trust Company in connection with
          1997-3 Grantor Trust.(5)
 10.62    Form of Underwriting Agreement between Onyx Acceptance
          Financial Corporation and Merrill Lynch, Pierce, Fenner &
          Smith Incorporated in connection with 1997-3 Grantor
          Trust.(5)
 10.63    1997-4 Spread Account Trust Agreement between Onyx
          Acceptance Financial Corporation and Bankers Trust
          (Delaware) dated as of December 12, 1997.(6)
 10.64    Form of Pooling and Servicing Agreement between Onyx
          Acceptance Financial Corporation, Onyx Acceptance
          Corporation and Bankers Trust Company in connection with
          1997-4 Onyx Acceptance Grantor Trust.(6)
 10.65    Form of Underwriting Agreement between Onyx Acceptance
          Financial Corporation, Onyx Acceptance Corporation and
          Merrill Lynch & Co. in connection with 1997-4 Onyx
          Acceptance Grantor Trust.(6)
 10.66    Term Loan Agreement by and between Bay View Capital
          Corporation and Onyx Acceptance Corporation dated February
          24, 1998.(7)
 10.67    Master Repurchase Agreement Annex by and between Merrill
          Lynch Mortgage Capital Inc. and Onyx Acceptance Financial
          Corporation dated February 4, 1998.(7)
 10.68    Master Assignment Agreement by and between Merrill Lynch
          Mortgage Capital Inc. and Onyx Acceptance Financial
          Corporation dated February 4, 1998.(7)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.69    Second Amendment to Master Assignment Agreement between Onyx
          Acceptance funding Corporation and Merrill Lynch Mortgage
          Capital Inc. dated July 7, 1999.(15)
 10.70    Amended and Restated Residual Interest in Securitized Assets
          Revolving Credit Agreement dated June 12, 1998 by and among
          Onyx Acceptance Corporation, State Street Bank and Trust
          Company, BankBoston and The Travelers Insurance Company.(8)
 10.71    Second Amendment to Loan Agreement and Pledge and Security
          Agreement by and among Onyx Acceptance Corporation, State
          Street Bank and Trust Company, BankBoston and The Travelers
          Insurance Company dated August 9, 1999.(15)
 10.72    Amended and Restated Pledge and Security Agreement dated
          June 12, 1998 by and among Onyx Acceptance Corporation,
          State Street Bank and Trust Company, BankBoston and The
          Travelers Insurance Company.(8)
 10.73    First Amendment to Loan Agreement and Confirmation of Pledge
          and Security Agreement dated June 29, 1999.(14)
 10.74    Amended and Restated Sale and Servicing Agreement between
          Onyx Acceptance Corporation and Onyx Acceptance Financial
          Corporation dated as of September 4, 1998.(9)
 10.75    Amended and Restated Triple-A One Funding Corporation Credit
          Agreement between and among Onyx Acceptance Financial
          Corporation, Triple-A One Funding Corporation, CapMAC
          Financial Services, Inc. and Capital Markets Assurance
          Corporation dated as of September 4, 1998.(9)
 10.76    Amended and Restated Triple-A One Funding Corporation
          Security Agreement between and among Onyx Acceptance
          Financial Corporation, Triple-A One Funding Corporation and
          Capital Markets Assurance Corporation dated as of September
          4, 1998.(9)
 10.77    Amended and Restated Subordinated Security Agreement between
          Onyx Acceptance Corporation and Onyx Acceptance Financial
          Corporation dated as of September 4, 1998.(9)
 10.78    Amended and Restated Insurance and Indemnity Agreement
          between and among Onyx Acceptance Corporation, Capital
          Markets Assurance Corporation, Onyx Acceptance Financial
          Corporation and Triple-A One Funding Corporation dated as of
          September 4, 1998.(9)
 10.79    Master Loan Agreement between Onyx Acceptance Financial
          Corporation and Salomon Brothers Realty Corp. dated
          September 3, 1998.(9)
 10.80    Form of Pooling and Servicing Agreement between Onyx
          Acceptance Corporation, Onyx Acceptance Financial
          Corporation, and Bankers Trust Company in connection with
          the 1998-1 Onyx Acceptance Grantor Trust.(10)
 10.81    Form of Underwriting Agreement between Onyx Acceptance
          Financial Corporation, Onyx Acceptance Corporation and
          Merrill Lynch & Co. in connection with the 1998-1 Onyx
          Acceptance Grantor Trust.(10)
 10.82    Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation, and
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owners Trust 1998-A.(11)
 10.83    Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation, and
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owners Trust 1998-B.(11)
 10.84    Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and Chase
          Manhattan Bank in connection with the Onyx Acceptance Owners
          Trust 1998-C.(11)
 10.85    Amendment Number One dated December 22, 1998 to Amended and
          Restated Onyx Warehouse Facility and Assignment and
          Assumption Agreement.(12)
 10.86    Amendment No. 2 to the Amended and Restated Onyx Warehouse
          Facility effective as of March 30, 1999 by and among Onyx
          Acceptance Corporation, Onyx Acceptance Financial
          Corporation, Triple-A One Funding Corporation, Capital
          Markets Assurance Corporation, CapMAC Financial Services,
          Inc. and MBIA Insurance Corporation.(13)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.87    Sale and Servicing Agreement between Onyx Acceptance
          Corporation as Seller and Servicer and Onyx Acceptance
          Receivables Corporation, as Purchaser, dated August 9,
          1999.(15)
 10.88    Security Agreement between Onyx Acceptance Receivables
          Corporation and The Chase Manhattan Bank as Funding Agent,
          dated August 9, 1999.(15)
 10.89    Subordinated Security Agreement between Onyx Acceptance
          Receivables Corporation, and Onyx Acceptance Corporation,
          dated August 9, 1999.(15)
 10.90    Asset Purchase Agreement between Park Avenue Receivables
          Corporation and The Chase Manhattan Bank and Onyx Acceptance
          Receivables Corporation, dated August 9, 1999.(15)
 10.91    Funding Agreement between Onyx Acceptance Receivables
          Corporation and Park Avenue Receivables Corporation and The
          Chase Manhattan Bank, dated August 9, 1999.(15)
 10.92    Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and Chase
          Manhattan Bank in connection with the Onyx Acceptance Owners
          Trust 1999-A.(16)
 10.93    Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and Chase
          Manhattan Bank in connection with the Onyx Acceptance Owners
          Trust 1999-B.(17)
 10.94    Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and Chase
          Manhattan Bank in connection with the Onyx Acceptance Owners
          Trust 1999-C.(18)
 10.95    Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and Chase
          Manhattan Bank in connection with the Onyx Acceptance Owners
          Trust 1999-D.(19)
 10.96    Consent and Amendment Agreement between and among Onyx
          Acceptance Corporation and State Street Bank and Trust
          Company, BankBoston and the Travelers Insurance Company.(15)
 10.97    Sale and Assignment Agreement dated March 29, 2000 among
          Onyx Acceptance Residual Funding Owner Trust 2000-A as
          Issuer, Onyx Acceptance Financial Corporation as Seller, and
          The Chase Manhattan Bank as Indenture Trustee and as Trust
          Agent.(20)
 10.98    Indenture dated March 29, 2000 between Onyx Acceptance
          Residual Funding Owner Trust 2000-A as Issuer, and The Chase
          Manhattan Bank, as Indenture Trustee.(20)
 10.99    Trust Agreement dated March 29, 2000 among Onyx Acceptance
          Financial Corporation, as Depositor, Bankers Trust as Owner
          Trustee and The Chase Manhattan Bank as Trust Agent.(20)
 10.100   Master Repurchase Agreement dated May 16, 2000, by and among
          Merrill Lynch International, Onyx Acceptance Funding
          Corporation, and Merrill Lynch, Pierce, Fenner & Smith
          Incorporated acting as Agent.(20)
 10.101   Indenture dated as of April 17, 2000 between Onyx Acceptance
          Corporation, as Issuer and Bankers Trust Company, as
          Trustee.(21)
 10.102   Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and The
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owner Trust 2000-A.(22)
 10.103   Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and The
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owner Trust 2000-B.(23)
 10.104   Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and The
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owner Trust 2000-C.(24)
 10.105   Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and The
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owner Trust 2000-D.(25)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.106   Master Repurchase Agreement dated October 13, 2000 by and
          between Credit Suisse First Boston (Europe) Limited, as
          buyer, Credit Suisse First Boston Corporation, as Agent and
          Onyx Acceptance Funding Corporation, as Seller.(26)
 10.107   Onyx Acceptance Corporation Non-Qualified Deferred
          Compensation Plan.(27)
 10.108   The Onyx Acceptance Corporation Non-Qualified Deferred
          Compensation Plan Trust Agreement.(27)
 10.109   Daybreak-The Big Picture Master License Agreement.(28)
 10.110   SuperSolutions Corporation Daybreak-The Big Picture Service
          Level Agreement.(28)
 10.111   Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and The
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owner Trust 2001-A.(29)
 10.112   Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and The
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owner Trust 2001-B.(30)
 10.113   Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and The
          Chase Manhattan Bank in connection with the Onyx Acceptance
          Owner Trust 2001-C.(31)
 10.114   Form of Sale and Servicing Agreement between Onyx Acceptance
          Corporation, Onyx Acceptance Financial Corporation and
          Citibank N.A. in connection with the Onyx Acceptance Owner
          Trust 2001-D.(32)
 10.115   Second Amended and Restated Triple-A One Credit Agreement,
          dated November 30, 2001 among Onyx Acceptance Financial
          Corporation, Triple-A One Funding Corporation, CapMac
          Financial Services, Inc., and Capital Markets Assurance
          Corporation.*
 10.116   Second Amended and Restated Subordinated Security Agreement
          dated as of November 30, 2001 between Onyx Acceptance
          Financial Corporation and Onyx Acceptance Corporation.*
 10.117   Second Amended and Restated Triple-A One Security Agreement
          dated as of November 30, 2001 among Onyx Acceptance
          Financial Corporation, Onyx Acceptance Corporation, Triple-A
          One Funding Corporation and Capital Markets Assurance
          Corporation.*
 10.118   Second Amended and Restated Sale and Servicing Agreement
          dated as of November 30, 2001 between Onyx Acceptance
          Financial Corporation and Onyx Acceptance Corporation.*
 10.119   Second Amended and Restated Definitions List dated as of
          November 30, 2001 among Onyx Acceptance Corporation, Onyx
          Acceptance Financial Corporation, MBIA Insurance
          Corporation, Capital Markets Assurance Corporation and
          CapMac Financial Services, Inc.*
 21.1     Subsidiaries of the Registrant.*
 23.1     Consent of Independent Accountants.*

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

(10) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-3 (Registration No. 333-46359).

(11) Incorporated by reference from Onyx Acceptance Financial Corporation's Registration Statement on Form S-3 (Registration No. 333-51239).

(12) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998. (File No. 000-28050).

(13) Incorporated by reference from the Company's Form 10-Q for quarterly period ended March 31, 1999. (File No. 000-28050).

(14) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 1999. (File No. 000-28050).

(15) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-28050).

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

(22) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated February 28, 2000. (File No. 333-92245).

(23) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated April 28, 2000. (File No. 333-92245).

(24) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated July 27, 2000. (File No. 333-92245).

(25) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K dated November 16, 2000. (File No. 333-92245).

(26) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2000. (File No. 000-28050).

(27) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-28050).

(28) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2001. (File No. 000-28050).

(29) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K filed March 14, 2001. (File No. 333-51636).

(30) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K filed May 31, 2001. (File No. 333-51636).

(31) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K filed August 14, 2001. (File No. 333-51636).

(32) Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K filed October 31, 2001. (File No. 333-51636).

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

            /s/ THOMAS C. STICKEL                Chairman of the Board of Directors    March 29, 2002
---------------------------------------------
              Thomas C. Stickel

              /s/ JOHN W. HALL                   President, Chief Executive Officer    March 29, 2002
---------------------------------------------               and Director
                John W. Hall                       (Principal Executive Officer)

            /s/ G. BRADFORD JONES                             Director                 March 29, 2002
---------------------------------------------
              G. Bradford Jones

            /s/ C. THOMAS MEYERS                              Director                 March 29, 2002
---------------------------------------------
              C. Thomas Meyers

              /s/ DON P. DUFFY                    Executive Vice President, Chief      March 29, 2002
---------------------------------------------     Financial Officer and Director,
                Don P. Duffy                          (Principal Financial and
                                                        Accounting Officer)

                          ONYX ACCEPTANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    45
Consolidated Statements of Financial Condition as of
  December 31, 2001 and 2000................................    46
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..........................    47
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............    48
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    49
Notes to Consolidated Financial Statements..................    50

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Onyx Acceptance Corporation

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Onyx Acceptance Corporation and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 and in Note 5 to the financial statements, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and Emerging Issues Task Force 99-20 respectively, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets".

PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 1, 2002

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Cash and cash equivalents...................................  $  1,135   $  3,130
Contracts held for sale (net of allowance)..................   191,524    170,755
Credit enhancement assets, at fair value....................   184,300    146,013
Furniture and equipment (net of accumulated depreciation)...     5,008      7,079
Other assets................................................     4,318      4,403
                                                              --------   --------
          Total Assets......................................  $386,285   $331,380
                                                              ========   ========

                                   LIABILITIES
Accounts payable............................................  $ 27,024   $ 22,706
Warehouse borrowings........................................   190,008    172,509
Excess servicing credit and residual lines..................    68,355     41,138
Subordinated debt...........................................    16,232     19,505
Capital lease obligations...................................       399        250
Accrued interest payable....................................       449        740
Other liabilities...........................................    24,117     18,939
                                                              --------   --------
          Total Liabilities.................................   326,584    275,787
Commitments and Contingencies

                              STOCKHOLDERS' EQUITY
Common stock
  Par value $0.01 per share; authorized 15,000,000 shares;
     issued and outstanding 5,078,046 as of December 31,
     2001 and issued and outstanding 4,989,504 shares as of
     December 31, 2000......................................        51         50
  Additional paid in capital................................    32,647     32,601
  Retained earnings.........................................    25,960     21,550
Accumulated other comprehensive income, net of tax..........     1,043      1,392
                                                              --------   --------
     Total Equity...........................................    59,701     55,593
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $386,285   $331,380
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2001          2000          1999
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Interest income........................................  $   31,843    $   23,046    $   24,433
  Interest expense -- warehouse line.....................      10,249        14,761        12,560
                                                           ----------    ----------    ----------
NET INTEREST INCOME......................................      21,594         8,285        11,873
  Gain on sale of contracts..............................      30,765        45,029        53,920
  Servicing fee income...................................      51,218        47,543        28,877
                                                           ----------    ----------    ----------
TOTAL REVENUES...........................................     103,577       100,857        94,670
EXPENSES:
  Provision for credit losses............................       1,079           990         1,246
  Interest expense -- other..............................       5,492         5,592         5,727
OPERATING EXPENSES:
  Salaries and benefits..................................      52,848        46,323        40,035
  Systems and servicing..................................       4,258         5,452         4,259
  Telephone and data lines...............................       5,014         5,950         6,089
  Depreciation...........................................       4,644         4,379         3,482
  General and administrative expenses....................      22,771        22,200        17,094
                                                           ----------    ----------    ----------
TOTAL OPERATING EXPENSES.................................      89,535        84,304        70,959
                                                           ----------    ----------    ----------
TOTAL EXPENSES...........................................      96,106        90,886        77,932
                                                           ----------    ----------    ----------
INCOME BEFORE INCOME TAXES...............................       7,471         9,971        16,738
  Income taxes...........................................       3,061         4,136         6,946
                                                           ----------    ----------    ----------
NET INCOME...............................................  $    4,410    $    5,835    $    9,792
                                                           ==========    ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK
  Basic..................................................  $     0.88    $     1.03    $     1.59
  Diluted................................................  $     0.84    $     1.00    $     1.50
                                                           ==========    ==========    ==========
Basic shares outstanding.................................   5,026,087     5,657,310     6,173,922
                                                           ==========    ==========    ==========
Diluted shares outstanding...............................   5,232,390     5,811,168     6,514,477
                                                           ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            ACCUMULATED
                                 COMMON STOCK     ADDITIONAL   RETAINED    COMPREHENSIVE        TOTAL
                                ---------------    PAID IN     EARNINGS    INCOME (LOSS),   STOCKHOLDERS'
                                SHARES   AMOUNT    CAPITAL     (DEFICIT)     NET OF TAX        EQUITY
                                ------   ------   ----------   ---------   --------------   -------------
                                                             (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1998........................   6,171    $ 62     $37,839      $ 5,923                        $43,824
Issuance of Common Stock......       7                  53                                          53
Comprehensive income:
  Unrealized losses in credit
     enhancement assets, net
     of tax of $391.5
     thousand.................                                                 $ (561)            (561)
Net Income....................                                    9,792                          9,792
                                ------    ----     -------      -------        ------          -------
          Total Comprehensive
            Income............                                    9,792          (561)           9,231
                                ------    ----     -------      -------        ------          -------
BALANCE, DECEMBER 31, 1999....   6,178      62      37,892       15,715          (561)          53,108
Issuance of Common Stock......      12                   6                                           6
Repurchase and retirement of
  Common Stock................  (1,200)    (12)     (5,297)                                     (5,309)
Comprehensive income:
  Unrealized gains in credit
     enhancement assets, net
     of tax of $1.4 million...                                                  1,953            1,953
Net Income....................                                    5,835                          5,835
                                ------    ----     -------      -------        ------          -------
          Total Comprehensive
            Income............                                    5,835         1,953            7,788
                                ------    ----     -------      -------        ------          -------
BALANCE, DECEMBER 31, 2000....   4,990      50      32,601       21,550         1,392           55,593
Issuance of Common Stock......      88       1          46                                          47
Comprehensive income:
  Unrealized loss in credit
     enhancement assets, net
     of tax of $242
     thousand.................                                                   (349)            (349)
  Adoption of FAS 133, net of
     tax of $596 thousand.....                                                   (840)            (840)
Loss on derivatives
  reclassified to earnings net
  of tax of $596 thousand.....                                                    840              840
Net Income....................                                    4,410                          4,410
                                ------    ----     -------      -------        ------          -------
          Total Comprehensive
            Income............                                    4,410          (349)           7,788
                                ------    ----     -------      -------        ------          -------
BALANCE, DECEMBER 31, 2001....   5,078    $ 51     $32,647      $25,960        $1,043          $59,701
                                ======    ====     =======      =======        ======          =======

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income................................................  $     4,410   $     5,835   $     9,792
     Adjustments to reconcile net income to net cash used in
       operating activities:
       Amortization of retained interest in securitized
          assets............................................       14,552        61,229        72,704
       Increase in retained interest in securitized
          assets............................................      (91,059)     (109,173)     (101,587)
       Cash released from securitization spread accounts....       38,402
       Sale of retained interest in securitized assets......                     49,924
       Write-off of participation on securitized loans......       31,526        40,288        41,694
       Provision for credit losses..........................        1,079           990         1,246
       Depreciation.........................................        4,644         4,379         3,482
       Increase in trust receivable.........................         (182)       (1,797)       (2,000)
       Decrease (increase) in other assets..................           85         4,724        (6,083)
       Increase in accounts payable.........................        4,319         1,639        10,107
       (Decrease) increase in accrued interest payable......         (291)         (727)          677
       Increase (decrease) in other liabilities.............        4,829        (1,644)        9,838
       Proceeds from the securitization of contracts held
          for sale..........................................    1,600,000     1,720,000     1,450,000
       Purchase of contracts held for sale..................   (1,606,330)   (1,671,704)   (1,559,004)
       Repurchase of trust contracts........................      (56,007)      (26,093)       (6,367)
       Principal payments received on contracts held for
          sale..............................................       39,892        32,220        41,202
       Payments of participation to dealers (net of
          chargeback collections and amortized expense).....      (30,929)      (36,465)      (46,002)
                                                              -----------   -----------   -----------
Cash (used in) provided by operating activities.............      (41,060)       73,625       (80,301)
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES
  Purchase of furniture and equipment.......................       (2,158)       (4,605)       (5,389)
                                                              -----------   -----------   -----------
Cash used in investing activities...........................       (2,158)       (4,605)       (5,389)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES
  Payments on capital leases................................         (267)         (308)         (349)
  Proceeds from warehouse line..............................    1,209,809     1,301,710     1,371,843
  Payments on warehouse line................................   (1,192,310)   (1,361,489)   (1,289,599)
  Proceeds from drawdown on excess service borrowings.......       46,200        34,000        39,257
  Payments to paydown excess service credit borrowings......      (18,983)      (48,741)      (32,934)
  Proceeds from subordinated debt...........................                     12,000
  Principal payments on subordinated debt...................       (3,273)       (2,496)
  Proceeds from exercise of options/warrants................           47             6            53
  Repurchase and retirement of common stock.................                     (5,309)
  Proceeds from other loans.................................                                    1,013
  Payments on other loans...................................                       (453)         (333)
                                                              -----------   -----------   -----------
Cash provided by (used in) financing activities.............       41,223       (71,080)       88,951
                                                              -----------   -----------   -----------
(Decrease) increase in cash and cash equivalents............       (1,995)       (2,060)        3,261
Cash and cash equivalents at beginning of period............        3,130         5,190         1,929
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of period..................  $     1,135   $     3,130   $     5,190
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash activities:
     Additions to capital leases............................  $       415   $       210   $        --
  Cash paid:
     Interest...............................................  $    16,032   $    21,080   $    17,610
     Income taxes...........................................  $    (2,316)  $     1,858   $     1,198

          See accompanying notes to consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     Onyx Acceptance Corporation, a Delaware Corporation, ("Onyx"), and its wholly owned special purpose finance subsidiaries Onyx Acceptance Financial Corporation ("OAFC"), Onyx Acceptance Funding Corporation ("OFC") and Onyx Acceptance Receivables Corporation ("OARC"), (collectively, the "Company"), is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the "Contracts"). Onyx was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx provides an independent source to automobile dealers to finance their customers' purchases of new and used vehicles. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of credit applications.

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

     Contracts Held for Sale: Contracts held for sale are stated at the lower of cost or market value.

     The Company defers certain Contract origination fees and participation paid to dealers. At the time of sale or securitization, these balances are written off and are included as part of the computation of the gain on sale of Contracts.

     The current policy of the Company is to recognize losses on repossessed vehicles in the month in which the vehicle is sold or in which the scheduled payment becomes 120 days delinquent, whichever occurs first. Losses may occur in connection with delinquent Contracts for which the vehicle was not repossessed, either because of a discharge of the obligor's indebtedness in a bankruptcy proceeding or due to the Company's inability to locate the financed vehicle or the obligor. In these cases, losses are recognized at the time a Contract is deemed uncollectable or during the month a scheduled payment under the Contract becomes 120 days past due, whichever occurs first.

     Sales of Contracts: The Company purchases Contracts which will be sold to investors with servicing rights retained by the Company. The Company sells a majority of its Contracts and does not purchase any residual interest in securitized or sold Contracts. Contracts are sold at or near par value. For Contracts securitized, the Company retains a participation in the future cash flows released by trusts, while for cash sales no participation is retained in the future cash flows. As of December 31, 2001 the Company was servicing all the Contracts sold to the trusts. As of December 31, 2001 and 2000, 27% and 30% respectively, of the sold portfolio was originated in California.

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

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

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

     Derivative Financial Instruments: The Company maintains an overall risk management strategy that incorporates the use of interest rate and derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. Derivative instruments that are used as part of the Company's interest rate management strategy include forward interest rate swaps. These instruments are designated as cash flow hedges. Onyx does not use any of these instruments for trading or speculative purposes.

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

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction of the variability of cash flows that are to be received or paid in connection with the securitization (a "cash flow" hedge). Changes in the fair value of a derivative that are highly effective and previously designated to qualify as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges or specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

     At December 31, 2001, the Company had entered into four year amortizing forward swap agreements with a notional face amount outstanding of $175.0 million with maturities matching the average life of the Contracts being hedged. At December 31, 2001, these agreements had a fair value of $0.4 million. At December 31, 2000, the Company had forward swap agreements outstanding totaling $225 million with a fair value of ($1.4) million.

     Gain on Sale of Contracts for the year ended December 31, 2001, included a loss of $6.6 million related to hedging activities. Included in Gain on Sale of Contracts for the year ended December 31, 2000 was a loss of $1.2 million due to hedging activities, while the Gain on Sale for the year ended December 31, 1999 included a gain arising from hedging activities of $1.8 million.

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

     Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001 Onyx adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged.

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

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning January 1, 2002. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes FAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement also supersedes APB-30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. At present, the Company believes that FAS-144 will not have a material effect on its consolidated financial statements.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTE 4 -- CONTRACTS HELD FOR SALE

     Contracts held for sale consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Gross Contracts held for sale...............................  $196,182   $175,911
Less unearned interest......................................    (2,208)    (3,302)
                                                              --------   --------
Contracts held for sale.....................................   193,974    172,609
Dealer participation........................................    (2,450)    (1,854)
                                                              --------   --------
          Total.............................................  $191,524   $170,755
                                                              ========   ========

     As of December 31, 2001 and 2000, 28% and 30% of Contracts held for sale were originated in California, respectively.

     At December 31, 2001, contractual maturities of Contracts held for sale were as follows:

                                                              (IN THOUSANDS)(1)
2002........................................................      $  4,354
2003........................................................        12,226
2004........................................................         9,648
2005........................................................        19,656
2006 and thereafter.........................................       149,371
                                                                  --------
                                                                  $195,255
                                                                  ========

---------------

(1) Actual maturities may vary depending on prepayment speed, charge-offs and deferments.

     Contracts serviced by the Company for the benefit of others totaled approximately $2.7 billion at December 31, 2001 and $2.5 billion December 31, 2000. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE 5 -- CREDIT ENHANCEMENT ASSETS

     SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Trust receivables...........................................  $  3,980   $  3,798
RISA........................................................   180,320    142,215
                                                              --------   --------
          Total.............................................  $184,300   $146,013
                                                              ========   ========

     Trust receivables represents initial deposits in spread accounts.

     Retained interest in securitized assets ("RISA") capitalized upon securitization of Contracts, represents the present value of the estimated future earnings to be received by the Company from the excess spread

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. The Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.7 years. Credit loss assumptions range from 3.5% to 4.7% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which have generally been 3.5% over the investor rate with a floor of 9.5%. As of December 31, 2001, the discount rate used for valuing RISA was 9.5%, and loss assumptions ranged from 3.5% to 4.6% cumulative.

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

     During the fourth quarter of 2001, the Company recorded a $3.3 million write-down of the Company's RISA asset stemming from higher than expected losses and delinquency on securitizations executed prior to 2001. The Company attributes a portion of the higher losses and delinquency experienced to the economic slow-down the nation experienced and the events of September 11th.

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

     The following table presents the estimated future undiscounted RISA earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0% and financial guaranty insurance fees, after giving effect to

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Estimated net undiscounted RISA earnings....................  $  324,162   $  289,837
Off balance sheet allowance for losses......................    (110,347)    (116,086)
Discount to present value...................................     (33,495)     (31,536)
                                                              ----------   ----------
Retained interest in securitized assets.....................  $  180,320   $  142,215
                                                              ==========   ==========
Outstanding balance of contracts sold through
  securitizations...........................................  $2,635,042   $2,513,407

     At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                  DECEMBER 31,
                                                                      2001
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Expected credit loss assumption (annual rate)...............    2.00% to 2.75%
Impact of fair value of 10% adverse change..................         $10.6
Impact of fair value of 20% adverse change..................         $21.1
Expected prepayment rate assumption (annual rate)...........         1.75%
Impact of fair value of 10% adverse change..................         $ 8.9
Impact of fair value of 20% adverse change..................         $17.2
Expected discount rate on RISA (annual rate)................    3.50% over the
                                                               pass through rate
Impact of fair value of 10% adverse change..................         $ 1.2
Impact of fair value of 20% adverse change..................         $ 2.2

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption for the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in the changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTE 6 -- FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
OWNED:
  Office furniture..........................................  $  4,365   $  4,100
  Computer equipment........................................    14,953     12,918
  Leasehold improvements....................................     1,814      1,690
                                                              --------   --------
          Total.............................................    21,132     18,708
                                                              --------   --------
CAPITALIZED LEASES:
  Computer equipment........................................       399        250
                                                              --------   --------
          Total.............................................       399        250
                                                              --------   --------
Total furniture and equipment...............................    21,531     18,958
Less: accumulated depreciation and amortization.............   (16,523)   (11,879)
                                                              --------   --------
Furniture and equipment, net................................  $  5,008   $  7,079
                                                              ========   ========

NOTE 7 -- WAREHOUSE BORROWING

     As of December 31, 2001, the Company was party to a $355 million warehousing facility (the "CP Facility") with Triple-A One Funding Corporation ("Triple-A"). Onyx Acceptance Financial Corporation ("Finco"), a special purpose subsidiary of the Company, is the borrower under the CP Facility. The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation ("MBIA"). MBIA provides credit enhancement for the facility by issuing a financial guaranty insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges its Contracts held for sale to borrow from Triple-A.

     A $150 million commercial paper facility with a commercial paper asset-backed conduit sponsored by The Chase Manhattan Bank expired in August 2001 and was not renewed.

     A subsidiary of the Company, Onyx Acceptance Funding Corporation ("Fundco"), had a $100 million line of credit (the "Merrill Line"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), which provided warehouse funding for the purchase or origination of Contracts. This line expired in February 2001 and was not renewed.

NOTE 8 -- RESIDUAL LINES

     The Company, through Fundco, currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation ("SBRC") and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer ("CSFB-Europe"), and Credit Suisse First Boston Corporation, as agent ("CSFB"). (The SBRC facility together with the CSFB-Europe facility described above are sometimes referred to herein as the "Residual Lines"). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan; the Company expects each loan to be renewed at term. The CSFB-Europe line was renewed in October 2001 for a one-year term.

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     Interest paid under each line is generally tied to the 30 day Libor Rate. The average interest rates for the year ending 2001 were 6.59% for the SBRC facility and 6.49% for the CSFB facility. For the year ending December 31, 2000, the average interest rates were 9.32% and 9.06% under a prior credit facility with Merrill Lynch International and the SBRC facility respectively. The decrease in average interest rates paid on the facilities from 2000 to 2001 was consistent with the decrease in the average 30 day Libor Rate over the same time periods.

NOTE 9 -- SUBORDINATED DEBT

     As of December 31, 2001, the Company had outstanding approximately $16.2 million of subordinated debt. In February 2000, the Company exercised its option to extend the term of one of the original offerings by three years during which the loan will fully amortize through February 2003. The remaining principal balance outstanding as of December 31, 2001 was $4.2 million and bears a fixed interest rate of 9.5%. During the second quarter of 2000, the Company issued $12.0 million in subordinated debt with a stated interest rate of 12.5% and a maturity of June 2006.

     The facilities and lines as discussed in Notes 7, 8 and 9 above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2001.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Leases: The Company leases furniture, fixtures and equipment under capital leases with terms in excess of one year. The Company leases its office space under operating leases with options to renew. Certain operating lease agreements provide for escalations based on contractual provisions.

     Future minimum lease payments required under capital leases and non-cancelable operating leases are as follows as of December 31, 2001:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2002........................................................   $261      $ 3,379
2003........................................................    174        3,297
2004........................................................     39        3,272
2005........................................................      0        2,908
2006 and thereafter.........................................      0        5,940
                                                               ----      -------
          Total.............................................    474      $18,796
                                                               ====      =======
Less amounts representing interest..........................    (75)
                                                               ----
Present value of net minimum lease payments.................   $399
                                                               ====

     Rental expenses for premises and equipment amounted to approximately $4.2 million, $4.0 million and $3.1 million for the years ended December 31, 2001, 2000, and 1999 respectively.

NOTE 11 -- LEGAL PROCEEDINGS

     As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. The Company, as the assignee of finance Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company's prior use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al, in the U.S. District Court for the Central District of California (Case number SACV 00-0087
(GLT)(EEx)). The Company has asserted that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. In February 2001, an amended complaint was dismissed with prejudice by the District Court; the Ninth Circuit Court of Appeals recently affirmed this dismissal.

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

NOTE 12 -- STOCK OPTIONS

     As of December 31, 2001, the Company has reserved 1,851,578 shares for future issuance to certain employees under its stock option plans. The options may be exercised at prices ranging from $0.51 per share to $11.50 per share at any time, in whole or part, within ten years after the date of grant. Reserved, unoptioned shares totaled 65,743 at December 31, 2001, 101,645 at December 31, 2000, and 249,488 at December 31, 1999.

     A summary of the status of the Company's stock option plan as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                         2001                   2000                   1999
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
OPTIONS                           SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------                          ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  1,611,359    $5.66     1,290,136    $5.66     1,120,697    $5.59
Granted........................    347,581    $3.73       478,450    $4.06       256,325    $6.11
Exercised......................    (11,111)   $4.27       (11,954)   $0.51        (6,770)   $7.83
Forfeited......................   (161,994)   $6.81      (145,273)   $5.66       (80,116)   $6.01
                                 ---------              ---------              ---------
Outstanding at end of year.....  1,785,835    $4.86     1,611,359    $5.22     1,290,136    $5.66
                                 =========              =========              =========
Options exercisable at year
  end..........................  1,127,364                960,169                774,506
                                 =========              =========              =========

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                                   OPTIONS EXERCISABLE
                                         OPTIONS OUTSTANDING                  ------------------------------
                          -------------------------------------------------     NUMBER
                            NUMBER      WEIGHTED-AVERAGE                      EXERCISABLE
                          OUTSTANDING      REMAINING       WEIGHTED-AVERAGE       AT        WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES  AT 12/31/01   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/01      EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0.51...................      93,637    2.2 years             $      .51          93,637         $  .51
$3.38 - 3.75............     412,832    9.2                         3.61          33,928           3.40
$4.25 - 5.81............   1,172,985    7.1                         5.25         901,174           5.46
$6.75 - 7.25............      22,323    5.5                         6.95          17,110           6.92
$7.88 - 9.13............      27,600    7.4                         8.11          25,057           8.04
$10.29 - 11.50..........      56,458    5.4                        10.92          56,458          10.92
                           ---------    ---------             ----------       ---------         ------
$0.51 - 11.50...........   1,785,835    7.25                  $     4.86       1,127,364         $ 5.34
                           =========    ---======             ==========       =========         ======

     Substantially all of the options granted by the Company vest over a four year period, 25% after one year and the remaining 75% ratably over the following 36 month period. All of the options are granted at the closing price on the effective date of the grant.

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

                                                               DECEMBER 31,
                                                 ----------------------------------------
                                                    2001           2000           1999
                                                 ----------     ----------     ----------
Risk free interest rate........................         4.6%           6.2%           5.6%
Expected stock price volatility................        75.0%          85.0%          76.0%
Expected life of options.......................  four years     four years     four years
Expected dividends.............................        none           none           none

     The following table presents the pro forma disclosures required for SFAS 123 for the years ended December 31:

                                                              2001     2000     1999
                                                             ------   ------   ------
Pro forma net income (in thousands)........................  $3,881   $4,943   $7,831
Pro forma net income per share -- basic....................  $ 0.77   $ 0.87   $ 1.27
Pro forma net income per share -- diluted..................  $ 0.75   $ 0.85   $ 1.23

NOTE 13 -- EMPLOYEE 401K DEFERRED SAVINGS PLAN

     The Company has established a salary deferral savings program pursuant to IRS Code Section 401(k) (the "401(k) Plan") for qualified employees. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. Effective July 1, 1998, the Company amended the 401(k) Plan to permit matching Company contributions. Employee contributions up to the lesser of $10,000 or 6% of pre-tax earnings made after one year of service may be matched by a Company contribution equal to 50% of the employee's contribution upon Board approval. Matching contributions are made in the Company's common

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES stock and begin vesting 20% per year following the completion of one year of service. Company expense related to the 401(k) Plan totaled approximately $409,000 in 2001 and approximately $333,000 in 2000.

NOTE 14 -- SHAREHOLDERS' EQUITY

     Preferred Stock: The Company has 3 million shares of preferred stock authorized of which 200,000 shares have been designated Series A participating Preferred Stock. No shares of preferred stock were outstanding as of December 31, 2001 and December 31, 2000.

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

NOTE 15 -- SHARE REPURCHASES

     On May 31, 2000, the Company's Board of Directors authorized a stock repurchase program to purchase up to $7,500,000 of the Company's Common Stock. As of December 31, 2001, 1,200,254 shares had been repurchased under the program for an aggregate amount of $5.3 million.

NOTE 16 -- INCOME TAXES

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 2001, 2000 and 1999:

                                                             2001     2000      1999
                                                            ------   -------   ------
                                                                 (IN THOUSANDS)
Current:
  Federal.................................................  $  256   $(2,020)  $2,318
  State...................................................     288      (177)   1,228
                                                            ------   -------   ------
          Total...........................................     544    (2,197)   3,546
                                                            ------   -------   ------
Deferred:
  Federal.................................................   2,105     5,151    3,267
  State...................................................     412     1,182      133
                                                            ------   -------   ------
          Total...........................................   2,517     6,333    3,400
                                                            ------   -------   ------
          Combined Total..................................  $3,061   $ 4,136   $6,946
                                                            ======   =======   ======

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 2001, 2000 and 1999:

                                                              2001     2000     1999
                                                              ----     ----     ----
Statutory regular federal income tax rate (benefit).........   34%      34%      34%
State taxes (net of federal benefit)........................    6        6        6
Other.......................................................    1        1        1
                                                               --       --       --
                                                               41%      41%      41%
                                                               ==       ==       ==

     The components of the deferred income tax asset or (liability) as of December 31, 2001 and 2000 are as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Property and equipment......................................  $  2,087   $  1,617
Unrealized gain (loss) in credit enhancement assets.........      (725)       991
Accrued liabilities.........................................       730        769
Capitalized costs...........................................    (1,073)    (1,034)
Allowance for credit losses.................................       524        494
Gain on sale of Contracts...................................   (33,736)   (20,000)
Net operating losses........................................    12,855      2,477
Credit carryover............................................       223         18
State taxes.................................................     1,213        999
                                                              --------   --------
                                                              $(17,902)  $(13,669)
                                                              ========   ========

     As of December 31, 2001, the Company had net operating loss carryforwards for federal and state purposes of approximately $32.0 million and $28.5 million, respectively. These carryforwards will begin to expire in 2020 and 2010 for federal and state taxes respectively.

     Pursuant to sections 382 and 383 of the Internal Revenue Code, the utilization of net operating loss and tax credit carryforwards may be subject to substantial limitations if ownership changes occur.

NOTE 17 -- WARRANTS

     At December 31, 2001, the Company had the following warrants outstanding to purchase shares of common stock:

                                     BALANCE            NET           BALANCE            NET           BALANCE
                                  OUTSTANDING AT   REDUCTIONS TO   OUTSTANDING AT   REDUCTIONS TO   OUTSTANDING AT
                       EXERCISE    DECEMBER 31,     OUTSTANDING     DECEMBER 31,     OUTSTANDING     DECEMBER 31,
                        PRICE          1999          WARRANTS           2000          WARRANTS           2001
                       --------   --------------   -------------   --------------   -------------   --------------
Warrants.............   $ 0.03         1,636             0              1,636            1,636               0
Warrants.............   $ 0.51        84,311             0             84,311           84,311               0
Warrants.............   $11.50        16,332             0             16,332           16,332               0
Warrants.............   $17.15         3,791             0              3,791                0           3,791
Warrants.............   $ 8.88       180,529             0            180,529                0         180,529
                                     -------             --           -------          -------         -------
          Total......                286,599             0            286,599          102,279         184,320
                                     =======             ==           =======          =======         =======

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     At December 31, 2001, all the Company's warrants outstanding to purchase shares of common stock were exercisable.

     During 2001, 17,968 warrants expired, and 84,311 warrants were exercised. No warrants were exercised during 2000.

NOTE 18 -- NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company's potential common stock on net income per share.

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                              2001      2000      1999
                                                             -------   -------   -------
                                                              (IN THOUSANDS, EXCEPT NET
                                                                  INCOME PER SHARE)
Net income.................................................  $4,410    $5,835    $9,792
                                                             ------    ------    ------
Weighted average shares outstanding........................   5,026     5,657     6,174
Net effect of dilutive stock options/warrants..............     206       154       340
                                                             ------    ------    ------
Fully diluted weighted average shares outstanding..........   5,232     5,811     6,514
                                                             ======    ======    ======
Net income per share.......................................  $ 0.88    $ 1.03    $ 1.59
                                                             ======    ======    ======
Net income per share assuming full dilution................  $ 0.84    $ 1.00    $ 1.50
                                                             ======    ======    ======

     As of December 31, 2001, 2000 and 1999, 2.4 million, 1.5 million and 310.3 thousand of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were antidilutive.

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The estimated fair values of the Company's financial instruments are as follows at December 31:

                                                        2001                 2000
                                                 ------------------   ------------------
                                                 CARRYING    FAIR     CARRYING    FAIR
                                                  AMOUNT     VALUE     AMOUNT     VALUE
                                                 --------   -------   --------   -------
                                                              (IN MILLIONS)
Cash and cash equivalents......................  $   1.1    $   1.1   $   3.1    $   3.1
Contracts held for sale........................  $ 195.3    $ 203.3   $ 173.8    $ 179.6
Credit enhancement assets......................  $ 184.3    $ 184.3   $ 146.0    $ 146.0
Warehouse borrowings...........................  $(190.0)   $(190.0)  $(172.5)   $(172.5)
Excess service and residual lines..............  $ (68.4)   $ (68.4)  $ (41.1)   $ (41.1)
Hedging Forward agreements.....................  $  (0.4)   $   0.4   $     0    $  (1.4)

NOTE 20 -- RELATED PARTY TRANSACTIONS

     The Company has a note receivable from a certain officer and shareholder in the amount of $175,000. Principal and accrued interest under the terms of the note are due on December 20, 2004.

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                    -----------------------------------------------
                                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                    --------   -------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
  Interest income.................................   $5,637    $8,831       $9,401        $7,974
  Interest expense................................    4,186     2,899        1,943         1,222
  Net interest income.............................    1,451     5,932        7,458         6,752
  Provision for credit losses.....................      334       130          502           114
  Income before income taxes......................    1,513     3,118        2,241           599
  Income taxes....................................      628     1,294          899           240
  Net income......................................      885     1,824        1,342           359
  Net income per common share (Basic).............   $ 0.18    $ 0.37       $ 0.27        $ 0.07
  Net income per common share (Diluted)...........   $ 0.17    $ 0.35       $ 0.25        $ 0.07
2000
  Interest income.................................   $8,898    $4,438       $3,098        $6,612
  Interest expense................................    4,940     3,347        2,814         3,660
  Net interest income.............................    3,958     1,091          284         2,952
  Provision for credit losses.....................      434       285          (73)          344
  Income before income taxes......................    2,859     2,674        2,924         1,513
  Income taxes....................................    1,186     1,110        1,213           626
  Net income......................................    1,673     1,564        1,711           887
  Net income per common share (Basic).............   $ 0.27    $ 0.26       $ 0.32        $ 0.17
  Net income per common share (Diluted)...........   $ 0.26    $ 0.25       $ 0.32        $ 0.17

                  ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTE 22 -- SUBSEQUENT EVENTS (UNAUDITED)

     In the first quarter of 2002, the Company securitized Contracts in the amount of $375.0 million. The Company also completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its existing Residual Lines. The proceeds of this transaction were approximately $75.0 million. Additionally, the Company has gone effective with a registration statement for the public sale of renewable unsecured subordinated notes of up to $50.0 million. The proceeds of this transaction are expected to be received over a period of several months, and will be used to fund ongoing operations; through March 28th, the Company has received approximately $1.0 million from the sale of these subordinated notes.

                               INDEX TO EXHIBITS

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                           DESCRIPTION                                PAGE
-------                          -----------                            ------------
   3.1   Certificate of Incorporation of the Company(1)..............
   3.2   Bylaws of the Company(1)....................................
                                          10.1 through 11.114 Omitted
10.115   Second Amended and Restated Triple-A One Credit Agreement,
         dated November 30, 2001 among Onyx Acceptance Financial
         Corporation, Triple-A One Funding Corporation, CapMac
         Financial Services, Inc., and Capital Markets Assurance
         Corporation.*
10.116   Second Amended and Restated Subordinated Security Agreement
         dated as of November 30, 2001 between Onyx Acceptance
         Financial Corporation and Onyx Acceptance Corporation.*
10.117   Second Amended and Restated Triple-A One Security Agreement
         dated as of November 30, 2001 among Onyx Acceptance
         Financial Corporation, Onyx Acceptance Corporation, Triple-A
         One Funding Corporation and Capital Markets Assurance
         Corporation.*
10.118   Second Amended and Restated Sale and Servicing Agreement
         dated as of November 30, 2001 between Onyx Acceptance
         Financial Corporation and Onyx Acceptance Corporation.*
10.119   Second Amended and Restated Definitions List dated as of
         November 30, 2001 among Onyx Acceptance Corporation, Onyx
         Acceptance Financial Corporation, MBIA Insurance
         Corporation, Capital Markets Assurance Corporation and
         CapMac Financial Services, Inc.*
  21.1   Subsidiaries of the Registrant*.............................
  23.1   Consent of Independent Accountants*.........................

---------------

 *  Filed herewith.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-00680).