Form 10-Q
period 2002-03-31
ONYX ACCEPTANCE CORP
filed 2002-05-15
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

YES    [X]    NO  [   ]

     As of March 14, 2002 there were 5,086,793 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2002	2001

	(DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents	$6,818	$1,135
Credit enhancement assets, at fair value	189,552	184,300
Contracts held for sale	201,913	189,265
Contracts held for investment (net of allowance)	3,082	2,259
Other assets	10,380	9,326

Total assets	$411,745	$386,285

LIABILITIES
Accounts payable	$31,062	$27,024
Debt	290,063	274,595
Other liabilities	28,152	24,965

Total liabilities	349,277	326,584
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,086,793 as of March 31, 2002 and 5,078,046 as of December 31, 2001	51	51
Paid in capital	32,651	32,647
Retained earnings	26,369	25,960
Accumulated other comprehensive income, net of tax	3,397	1,043

Total equity	62,468	59,701

Total liabilities and equity	$411,745	$386,285

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

	(Dollars in Thousands except per share data)
REVENUES:
Interest income	$8,255	$5,637
Interest expense	2,597	4,186

Net interest income	5,658	1,451
Gain on sale of contracts	4,295	9,319
Service fee income	13,473	14,248

Total Revenues	23,426	25,018
EXPENSES:
Provision for credit losses	479	334
Interest expense — other	1,036	1,540
OPERATING EXPENSES:
Salaries and benefits	13,401	12,507
Systems and servicing	578	1,550
Telephone and data lines	882	1,150
Depreciation	1,000	1,254
General and administrative expenses	5,351	5,170

Total Operating Expenses	21,212	21,631

Total Expenses	22,727	23,505

Income before Income Taxes	699	1,513
Income Taxes	290	628

Net Income	$409	$885

Net Income per share — Basic	$0.08	$0.18
Net Income per share — Diluted	$0.08	$0.17
Basic Shares Outstanding	5,081,156	4,989,504
Diluted Shares Outstanding	5,191,935	5,132,111

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	GAIN,
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL

BALANCE, DECEMBER 31, 2001	5,078	$51	$32,647	$25,960	$1,043	$59,701
Stock issued for options exercised	9		4			4
Comprehensive income:
Unrealized gains in securitized assets, net of tax of $1.5 million					2,132	2,132
Unrealized gain on hedging activities, net of tax of $157 thousand					222	222
Net income				409		409

Total comprehensive income				409	2,354	2,763

BALANCE, MARCH 31, 2002	5,087	$51	$32,651	$26,369	$3,397	$62,468

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net cash used in operating activities	$(10,078)	$(14,001)
INVESTING ACTIVITIES:
Cash used for purchases of property and equipment	(516)	(1,032)
FINANCING ACTIVITIES:
Proceeds from exercise of employee options	4	—
Payments on capital lease obligations	(94)	(91)
Proceeds from lease refinance	900	—
Payments on residual lines of credit	(68,355)	(6,817)
Proceeds from drawdown on residual lines of credit	75,476	8,750
Paydown of warehouse lines related to securitizations	(363,223)	(331,000)
Proceeds from warehouse lines	371,726	347,794
Proceeds from issuance of subordinated debt	712	—
Principal payments on subordinated debt	(869)	(792)

Net cash provided by financing activities	16,277	17,844

Increase in cash and cash equivalents	5,683	2,811
Cash and cash equivalents at beginning of period	1,135	3,130

Cash and cash equivalents at end of period	$6,818	$5,941

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $7.5 billion in Contracts and currently has relationships with 10,256 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers serving many regions of the United States.

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

NOTE 2 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company’s 2001 Annual Report on Form 10-K.

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

NOTE 3 — CONTRACTS HELD FOR SALE

     Contracts held for sale consisted of the following:

	March 31,	December 31,
	2002	2001

	(In Thousands)
Gross contracts held for sale	$206,890	$193,879
Less unearned interest	(2,332)	(2,164)

Contracts held for sale	204,558	191,715
Dealer participation	(2,645)	(2,450)

Total	$201,913	$189,265

NOTE 4 — CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $1.3 million allowance for future losses for both March 31, 2002 and December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

NOTE 5 — CREDIT ENHANCEMENT ASSETS

     SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

	March 31,	December 31,
	2002	2001

	(In Thousands)
Trust receivable	$3,980	$3,980
RISA	185,572	180,320

Total	$189,552	$184,300

     Trust receivables represents initial deposits in spread accounts.

     Retained interest in securitized assets (“RISA”) capitalized upon securitization of Contracts, represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

     Prepayment and credit loss assumptions are utilized to project future cash flows upon securitization and are based on historical experience. In calculating the gain on sale, the Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.7 years. Credit loss assumptions range from 3.5% to 4.7% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. The fair value of the RISA at quarter-end is calculated by discounting the excess spread at a rate management believes to be representative of market at the time of securitization. Historically, this rate has equaled 3.5% over the investor rate. During the first quarter of 2002, management revisited the assumptions used in deriving an appropriate discount rate. Management has developed a systematic methodology that is a function of both market benchmark rates and the seasoning of a securitization’s cash flow. As of March 31, 2002, the discount rate used for valuing RISA ranged from 8.8% to 11.5%, and loss assumptions ranged from 3.7% to 5.1% cumulative.

     Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets has established new income and impairment recognition standards for interests in certain securitized assets. The Company adopted EITF 99-20 effective April 1, 2001. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in the present value of estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement.

     During the first quarter of 2002, the Company recorded a pre-tax write-down of the Company’s RISA asset by $1.35 million stemming from higher than expected losses and delinquency on a securitization executed prior to 2001. This write-down was recorded against the gain on sale. Prior to the adoption of EITF 99-20, the balance of RISA was amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. The adoption of EITF 99-20 resulted in amounts previously recognized as service fee income being recognized as interest income. In initially valuing the RISA, the Company reduces projected cash flows for probable credit losses by establishing an off balance sheet allowance for estimated credit losses over the life of the underlying Contracts. The allowance is based upon historical experience and management’s estimate of future performance regarding credit losses. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management’s prior estimates.

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

	March 31,	December 31,

	2002	2001

	(In thousands)
Estimated net undiscounted RISA earnings	$314,226	$324,162
Off balance sheet allowance for losses	(95,293)	(110,347)
Discount to present value	(33,361)	(33,495)

Retained interest in securitized assets	$185,572	$180,320

Outstanding balance of contracts sold through securitizations	$2,624,325	$2,635,042

NOTE 6 — NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (“EPS”):

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

	(In Thousands, Except Per Share data)
Net Income	$409	$885

Weighted average shares outstanding	5,081	4,990
Net effect of dilutive stock options/warrants	111	142

Diluted weighted average shares outstanding	5,192	5,132

Net income per share:
Basic EPS	$0.08	$0.18

Diluted EPS	$0.08	$0.17

     At March 31, 2002, there were 1.76 million options and 184 thousand warrants outstanding.

NOTE 7 — NEW PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 was effective for the Company on January 1, 2002. The adoption of these statements had no effect on the Company’s financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes FAS-121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement also supersedes those portions of APB-30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a business segment.” This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of FAS-144 did not have a material effect on the Company’s consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements with regard to extinguishments of debt made to satisfy sinking-fund requirements, accounting for intangible assets of motor carriers and accounting for leases. Adoption of SFAS No. 145 will not have a material effect on the Company’s financial statements.

NOTE 8 — CONTINGENCIES

     The Company is party to various legal proceedings similar to actions brought against other companies in the motor vehicle finance and other industries, which may or may not be covered under insurance policies it holds. The Company vigorously defends such proceedings; however, there is no assurance as to the results. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition.

NOTE 9 — SUBSEQUENT EVENTS

     During the second quarter of 2002, the Company securitized $400 million in Contracts, and refinanced the Company’s residual securitization from the first quarter of 2000 in the amount of $21.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $7.5 billion in Contracts and currently has relationships with 10,256 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers serving many regions of the United States.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income consists primarily of 1) the difference between the finance revenue earned on Contracts held on balance sheet during the warehousing period and the interest costs associated with the Company’s borrowings to purchase such Contracts; and 2) the difference between income accreted on RISA and the interest costs associated with residual line borrowings secured by RISA.

     Net interest income increased to $5.7 million for the first quarter 2002, from $1.5 million for the same period in 2001. The increase for 2002 was principally due to $2.8 million of net interest income related to RISA and residual borrowings. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), which became effective beginning in the second quarter 2001, the Company is required to recognize income of RISA on a level yield “accrual” method over the remaining estimated life of the corresponding asset and record RISA-related income as interest income instead of as excess service fee income. Total excess service fee income recognized as interest income for the quarter was approximately $4.3 million. Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $1.5 million. The Company has elected to reclassify this interest expense as a component of net interest income to better match RISA revenues with RISA-secured expenses. Without the effects of EITF 99-20 and RISA expense reclassifications, net interest income for first quarter 2002 would have been approximately $2.8 million. This increase is principally due to the reduction in the Company’s cost of warehouse borrowings during the period. The weighted average cost of warehouse borrowings decreased to 1.85% for the quarter ended March 31, 2002, compared to 5.75% for the same period in 2001. The average balance of Contracts held on balance sheet, which provides collateral for warehouse borrowings, was $141.5 million and 205.8 million for the first quarter of 2002 and 2001 respectively.

GAIN ON SALE OF CONTRACTS

     The Company computes a gain on sale with respect to Contracts securitized based on the present value of the estimated future excess cash flows to be received from such Contracts using a market discount rate. Gain on sale is recorded as a credit enhancement asset on the statement of financial condition. The gain recorded in the statement of income is adjusted for prepaid dealer participation, issuance costs and the gain or loss on the termination of the cash flow hedge. The gain on the sale of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts.

     The Company completed one securitization qualifying for sale treatment totaling $375.0 million during the quarter ended March 31, 2002, resulting in a gain of $5.6 million or 1.5% of the dollar amount of Contracts securitized, compared to a securitization of $400.0 million in the first quarter of 2001, resulting in a gain of $9.3 million or 2.3% of the dollar amount securitized. Included in the 2002 first quarter gain is a pre-tax write-down of $1.35 million of the Company’s RISA asset stemming from higher than expected losses and delinquency on a securitization executed prior to 2001.

     The reduction in the gain as a percentage of the Contracts securitized for the first quarter of 2002 was attributable to a decrease in net interest rate spreads. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the securitization transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities.

     The Company has had a reduction in the weighted average net interest spread for securitizations executed during the first quarters of 2002 and 2001. The weighted average net interest rate spread for the securitization executed during the first quarter of 2002 was 1.61%, compared to 2.14% for the same period in 2001. The reduction in net interest rate spread for 2002 was principally due to a reduction in the weighted average annual percentage rate in the Contracts securitized, which decreased to 10.68% versus 13.39% for the same period in 2001. The allowance for loan loss has declined as a percentage of loans outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts. Delinquency has declined due in part to the newer Contracts originated. The majority of the charge-offs relate to older transactions that have been impacted by the slow-down in the economy and to a lesser extent, the softening of the used car market, which resulted in lower recovery rates on repossessions.

SERVICE FEE INCOME

     Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

     Servicing fee income was $13.5 million for the quarter ended March 31, 2002, compared to $14.2 million for the quarter ended March 31, 2001, or $13.4 million, excluding excess service fee income as reported prior to the adoption of EITF 99-20. Service fee income increased as a result of the growth of the average serviced portfolio, which increased to $2.86 billion versus $2.76 billion in 2001.

PROVISION FOR CREDIT LOSSES

     The Provision for credit losses represents actual net credit losses incurred on Contracts held on balance sheet. The provision for credit losses increased to $0.5 million for the period ended March 31, 2002 compared to $0.3 million for the same period in 2001.

OTHER INTEREST EXPENSE

     Other interest expense was $1.0 million for the period ending March 31, 2002, compared to $1.5 million for the same period in 2001. Other interest expense includes interest on the Company's subordinated debt, capital lease obligations and hedging activities under the guidelines of FAS-133. For the first quarter of 2001, the Company also included interest from its residual lines of credit. For 2002, the Company has classified interest expense from its residual lines of credit under net interest income as a means to match income generated under the provisions of EITF 99-20.

OPERATING EXPENSES

     The Company has made a significant effort to control operating expenses through renegotiation of existing service contracts beginning in 2000, and has effectively reduced its operating expenses as a percent of the serviced portfolio as a result of these efforts. Total operating expenses as a percent of the average serviced portfolio decreased to 2.97% for the quarter ended March 31, 2002, compared to 3.14% for the quarter ended March 31, 2001.

     The Company incurred salary and benefit expenses of $13.4 million for the period ended March 31, 2002, compared to $12.5 million for the same period in 2001. The increase is primarily due to staff additions in the Company’s collection and customer service departments. The increase is also related to normal merit increases and higher health care costs in connection with the Company’s benefit plans.

     System and servicing expense decreased during the quarter ended March 31, 2002. During the first half of 2001, the Company used the services of an external service provider for its collection and loan accounting processes. The charges associated with this provider were directly correlated to the number of Contracts serviced by the Company. As of July 1, 2001, the Company successfully converted to an in-house system and shortly thereafter terminated its agreement with the external provider. In addition to the system cost savings of the in-house loan servicing and collection system, the Company also experienced reductions in systems and servicing expense as a direct result of renegotiated contracts with several of the Company’s other service providers.

     Telephone and data line expenses decreased for the quarters ended March 31, 2002. Although these charges generally increase with the growth of the serviced portfolio, the significant decrease was principally due to renegotiated contracts with the Company’s data and voice carriers. Assuming no additional reduction in long distance rates, the Company expects these charges to increase relative to the continued growth of the serviced portfolio.

     Depreciation expense decreased for the period ended March 31, 2002. Most of the system upgrades in connection with the Company’s relocation to Foothill Ranch during 1999 have been fully depreciated. Management expects that depreciation expense will continue to run approximately $1.0 million per quarter for the remainder of the year. Other operating expenses remained relatively stable at $5.4 million.

INCOME TAXES

     The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for the quarters ended March 31, 2002 and 2001 was 41.5%.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $201.9 million at March 31, 2002, compared to $191.5 million at December 31, 2001. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $375.0 million during the first quarter of 2002. The Company plans to continue to securitize Contracts on a regular basis.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	FOR THE QUARTERS ENDED

	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,	MAR. 31,
	2001	2001	2001	2001	2002

		(DOLLARS IN THOUSANDS)
Contracts purchased during period	$430,524	$379,595	$430,940	$365,270	$378,180
Average monthly volume during period	143,508	126,531	143,646	121,757	126,060
Gain on sale of Contracts	9,319	10,257	6,591	7,938	5,645
RISA write-down	—	—	—	3,340	1,350
Contracts securitized during period	400,000	400,000	400,000	400,000	375,000
Servicing portfolio at period end	2,784,411	2,807,181	2,876,986	2,864,338	2,848,022

CONTRACTS HELD FOR INVESTMENT

Contracts held for investment are net of a $1.3 million allowance for future losses for both March 31, 2002 and December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations due to delinquency status or minimum balance requirements.

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of predictive dialing and other systems. Annualized net charge-offs as a percentage of the average serviced portfolio were 3.35% for the quarter ended March 31, 2002, compared to 2.68% for the same period in 2001. The increase in charge-offs is principally due to older Contracts that have been impacted by both the slow-down in the economy during 2000 and 2001. At March 31, 2002, thirty plus day delinquencies represented 2.34% of the amount of Contracts in its serviced portfolio compared to 4.01% at December 31, 2001. The reduction in delinquency is principally due to the Company’s efforts to improve borrower credit statistics, and to a lesser extent, to seasonal fluctuations. Off balance sheet reserves at March 31, 2002 were 3.6%, compared to 4.2% at December 31, 2001. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitizations. The allowance for loan loss has declined as a percentage of loans outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	March 31, 2002		December 31, 2001

	Amount	No.	Amount	No.

		(Dollars in Thousands)
Serviced portfolio	$2,848,022	289,709	$2,864,338	289,426
Delinquencies(1)(2)
30 – 59 days	$42,947	5,178	$78,056	8,918
60 – 89 days	11,404	1,448	20,859	2,456
90+ days	12,183	1,814	15,887	2,023

Total	$66,534	8,440	$114,802	13,397

Total delinquencies as a percent of Serviced portfolio	2.34%	2.91%	4.01%	4.63%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.71% and 0.77% at March 31, 2002 and December 31, 2001, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 1.06% and 1.09% at March 31, 2002 and December 31, 2001, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	FOR THE THREE MONTHS ENDED
	MARCH 31,

	2002	2001

	(DOLLARS IN THOUSANDS)
Average servicing portfolio(1)	$2,857,281	$2,758,385
Number of gross charge-offs	3,303	3,108
Gross charge-offs	$28,258	$20,907
Net charge-offs(2)	$23,922	$18,488
Annualized net charge-offs as a percent of average Serviced portfolio	3.35%	2.68%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

The following table illustrates the monthly cumulative loss performance of each of the securitized pools outstanding for the period from the date of securitization through March 31, 2002:

MONTH	98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A

1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40 41 42 43	0.00% 0.00% 0.02% 0.08% 0.19% 0.33% 0.45% 0.61% 0.82% 0.95% 1.10% 1.20% 1.36% 1.48% 1.64% 1.89% 2.05% 2.22% 2.37% 2.50% 2.67% 2.79% 2.92% 3.06% 3.14% 3.23% 3.28% 3.35% 3.45% 3.50% 3.57% 3.67% 3.73% 3.81% 3.86% 3.91% 4.00% 4.04% 4.08% 4.13% 4.18% 4.21% 4.23%	0.00% 0.02% 0.02% 0.04% 0.15% 0.27% 0.46% 0.57% 0.74% 0.94% 1.12% 1.30% 1.54% 1.73% 1.90% 2.10% 2.28% 2.51% 2.71% 2.83% 2.95% 3.08% 3.25% 3.39% 3.45% 3.57% 3.72% 3.81% 3.91% 4.05% 4.13% 4.21% 4.27% 4.33% 4.42% 4.46% 4.55% 4.63% 4.73% 4.76% 4.80%	0.00% 0.00% 0.02% 0.05% 0.11% 0.21% 0.35% 0.49% 0.63% 0.81% 1.04% 1.29% 1.49% 1.72% 1.90% 2.10% 2.26% 2.46% 2.59% 2.71% 2.83% 2.88% 3.03% 3.21% 3.28% 3.34% 3.47% 3.61% 3.67% 3.78% 3.85% 3.96% 4.07% 4.18% 4.25% 4.32% 4.37% 4.44%	0.00% 0.00% 0.03% 0.07% 0.14% 0.27% 0.43% 0.60% 0.85% 1.07% 1.34% 1.56% 1.79% 1.90% 2.08% 2.23% 2.42% 2.63% 2.71% 2.89% 3.08% 3.21% 3.31% 3.43% 3.55% 3.67% 3.77% 3.88% 4.01% 4.14% 4.25% 4.37% 4.49% 4.55% 4.66%	0.00% 0.01% 0.03% 0.06% 0.16% 0.28% 0.47% 0.64% 0.83% 1.09% 1.31% 1.47% 1.62% 1.77% 2.00% 2.08% 2.29% 2.48% 2.61% 2.73% 2.92% 3.07% 3.22% 3.32% 3.43% 3.65% 3.79% 3.90% 4.03% 4.19% 4.28% 4.43%	0.00% 0.00% 0.01% 0.04% 0.09% 0.15% 0.24% 0.43% 0.59% 0.76% 0.99% 1.20% 1.41% 1.52% 1.70% 2.00% 2.17% 2.40% 2.61% 2.87% 3.05% 3.20% 3.33% 3.53% 3.70% 3.88% 4.03% 4.22% 4.42% 4.58%	0.00% 0.00% 0.02% 0.04% 0.11% 0.18% 0.37% 0.63% 0.87% 1.05% 1.27% 1.59% 1.82% 2.03% 2.25% 2.48% 2.64% 2.80% 2.98% 3.25% 3.52% 3.69% 3.91% 4.12% 4.32% 4.52%	0.00% 0.00% 0.02% 0.04% 0.10% 0.17% 0.30% 0.44% 0.67% 0.90% 1.11% 1.38% 1.57% 1.84% 2.08% 2.26% 2.42% 2.69% 2.96% 3.20% 3.44% 3.69% 3.94% 4.18%	0.00% 0.00% 0.01% 0.03% 0.06% 0.11% 0.26% 0.41% 0.65% 0.85% 1.08% 1.29% 1.42% 1.65% 1.93% 2.16% 2.42% 2.65% 2.97% 3.25% 3.48%	0.00% 0.00% 0.00% 0.02% 0.07% 0.15% 0.26% 0.39% 0.50% 0.65% 0.85% 1.03% 1.25% 1.41% 1.62% 1.86% 2.04%	0.00% 0.00% 0.00% 0.02% 0.07% 0.12% 0.20% 0.31% 0.47% 0.60% 0.77% 0.95% 1.14% 1.31%	0.00% 0.00% 0.01% 0.03% 0.10% 0.18% 0.30% 0.39% 0.50% 0.65% 0.77%	0.00% 0.00% 0.00% 0.02% 0.05% 0.11% 0.18% 0.29% 0.38%	0.00% 0.00% 0.00% 0.02% 0.04% 0.08%	0.00% 0.00% 0.01%

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing fees; (iii) releases from spread accounts; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company will provide the needed capital to fund the further expansion of the Company, Contract purchases, and investments in origination and servicing capabilities.

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding commercial paper obligations. These facilities are then used to fund the purchase of Contracts or to finance normal operating expenses. The Company has historically operated on a negative cash flow basis from operating activities. Cash used in operating activities was $10.1 million for the quarter ended March 31, 2002, compared to $14.0 million for the same period in 2001. The reduction in cash used in operating activities for 2002 is principally due to the reduction in Contract purchases for the quarter and the relative size of the Company’s securitization for the same period. During the first quarter of 2002, the Company securitized $375.0 million in Contracts and generated approximately $378.2 million in Contract volume. During the first quarter of 2001, the Company securitized $400.0 million in Contracts with Contract volume of $430.5 million.

     The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and did not open any branches location during the quarter. Management is currently reviewing market conditions in both Ohio and New York. Capital acquisitions of $516.0 thousand during the first quarter of 2002 were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure, while acquisitions during 2001 were principally due to the initial charges related to the conversion and installation of the Company’s in-house loan accounting and collection system. During the quarter, the Company successfully completed its second residual securitization from the residual cash flows of nine outstanding securitizations. The Company did not record a gain on the transaction, as it was structured as a financing transaction rather than a sale. The transaction was rated by Moody’s Investor Service Inc. as Ba2, with proceeds of approximately $75.0 million. A spread account equal to one year’s interest was structured into the transaction. The proceeds of the residual securitization were used to pay down the Company’s Residual Lines (described below) with affiliates of its securitization underwriters.

     CP Facility: As of March 31, 2002, the Company was party to a $355 million warehousing facility (the “CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the CP Facility. The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges its Contracts held for sale to borrow from Triple-A. The CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

     The Residual Lines: The Company, through Onyx Acceptance Funding Corporation (“Fundco”), currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation (“SBRC”) and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). (The SBRC facility together with the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan; the Company expects each loan to be renewed at term. The CSFB-Europe line was renewed in October 2001 for a one-year term.

     As an additional source of funds, the Company utilizes residual securitizations to pay down its residual interest financing credit facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company recently completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction was finalized in March of 2002 and generated approximately $75.0 million in proceeds.

     Subordinated Debt: As of March 31, 2002, the Company had outstanding approximately $16.1 million of subordinated debt. $3.4 million of which is being amortized through February 2003 with a stated interest rate of 9.5%. $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $0.7 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance outstanding as of March 31, 2002 was 8.35%. The notes have varying maturities ranging from three months through March of 2007.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of March 31, 2002.

     Hedging and Interest Rate Risk Management. The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company’s securitizations. The Company is not required to maintain collateral on the outstanding hedging program.

Securitizations

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangement is Contract securitizations. Regular securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed a AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $375 million in the first quarter of 2002.

     During the second quarter of 2002, the Company executed a securitization totaling $400 million and refinanced the Company’s residual securitization from the first quarter of 2000 in the amount of $21.0 million. The Company plans to continue to integrate residual securitizations in its business plan as a regular source of liquidity.

     The net proceeds of securitizations are used to pay down outstanding indebtedness incurred under the Company’s credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through March 31, 2002, the Company has securitized $7.1 billion of its Contracts in 27 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issues certificates and/or notes in an amount equal to the aggregate principal balance of the Contracts.

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

INTEREST RATE EXPOSURE AND HEDGING

     The Company is able through the use of varying maturities on advances from the CP Facility to lock in rates during the warehousing period, when in management’s judgment it is appropriate, to limit interest rate exposure during such warehousing period (See “Risk Factors — Interest Rate Fluctuations”).

     The Company has the ability to move rates upward in response to rising borrowing costs because the Company currently does not originate Contracts near the maximum rates permitted by law. Further, the Company employs a hedging strategy, which primarily consists of the execution of forward interest rate swaps. These hedges are entered into by the Company in numbers and amounts which generally correspond to the anticipated principal amount of the projected next securitization. Gains and losses relative to these hedges are recognized in full at the time of securitization as an adjustment to the gain on sale of the Contracts. The Company has only used counterparties with investment grade debt ratings from national rating agencies for its hedging transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company’s ability to manage interest rate risk. First, Contracts are purchased at fixed interest rates, while the amounts borrowed under the warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in a securitization is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts originated by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date Contracts are purchased and the completion and pricing of securitization transactions.

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

     Derivative financial instruments are utilized to manage the gross interest rate spread on the Company’s securitization transactions. The Company sells fixed rate Contracts to the trusts that, in turn, sell fixed rate securities to investors. The fixed rates on securities issued by the trusts are indexed to Swap rates on U.S. Treasury Notes with similar average maturities or various London Interbank Offered Rates (“LIBOR”). The Company periodically executes the sale of forward swap agreements to lock in the indexed rate for specific anticipated securitization transactions. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. All transactions are entered into for purposes other than trading, and are settled quarterly upon pricing of the securitization.

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

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company’s officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company’s prior use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter is entitled D. Colin v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). The Company has asserted that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. In February 2001, an amended complaint was dismissed with prejudice by the District Court; the Ninth Circuit Court of Appeals recently affirmed this dismissal.

     Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company’s business. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company’s automobile finance business.

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

     We have operated on a negative cash flow basis and expect to do so in the future as long as the volume of Contract purchases continues to grow. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We Depend on Warehouse Financing.

     We depend on a warehouse facility with a financial institution to finance the purchase or origination of Contracts pending securitization. See “Business — Financing and Sale of Contracts.” Our business strategy requires that such financing continue to be available during the warehousing period.

     Whether the CP Facility continues to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facility and comply with certain financial covenants contained in the sale and servicing agreement between us, as seller, and our wholly-owned special purpose finance subsidiary, Finco, as purchaser. These financial covenants include:

•	a minimum ratio of net worth plus subordinated debt to total assets;

•	a maximum ratio of credit enhancement assets to tangible net worth; and

•	earnings before interest, depreciation and taxes coverage ratio.

     We cannot assure you that our CP Facility will be available to us or that it will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facility when it expires, our results of operations, financial condition and cash flows could be materially and adversely affected.

We Depend on Residual Financing.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the first quarter of 2002, the Company recorded a $1.35 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on a securitization executed prior to 2001. This write-down reduced the amount of cash available to the Company through its Residual Lines. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation experienced and the events of September 11th.

We Depend on Residual Securitizations.

     We depend on securitizing future cash flows generated by RISA to pay off balances on our Residual Lines and increase liquidity. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the proceeds of a residual securitization could be significantly reduced, and the resulting risk associated with the securities could command a higher yield. The inability to successfully market these residual securitizations could materially and adversely affect our operations, financial condition and cash flows.

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

     If we were unable to profitably securitize a sufficient number of our Contracts in a particular financial reporting period, then our revenues for such period could decline and could result in lower net income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase our interest rate risk by increasing the warehousing period for our Contracts. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources,” and “Business Financing and Sale of Contracts.”

We Depend on Credit Enhancement.

     From inception through March 31, 2002, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

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

     Second, the spread can be adversely affected after a Contract is purchased or originated and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. While the CP Facility permits us to select maturities to coincide with the projected end of the warehouse period, if we selected a shorter maturity or had a delay in completing a securitization, we would face this risk.

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

     Our servicing income can also be adversely affected by prepayments of or defaults under Contracts in the serviced portfolio. Our contractual servicing revenue is based on a percentage of the outstanding principal balance of such Contracts. Thus, if Contracts are prepaid or charged-off, then our servicing revenue will decline to the extent of such prepaid or charged-off Contracts.

     The gain on sale of Contracts recognized by us in each securitization and the value of the retained interest in securitized assets (“RISA”) in each transaction reflects management’s estimate of future credit losses and prepayments for the Contracts included in such securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceed those estimated, the value of the RISA would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. Our results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceed anticipated levels. If necessary, we would write-down the value of the RISA through a reduction to servicing fee income. Further, any write down of RISA could reduce the amount available to us under our Residual Lines, thus possibly requiring us to pay down amounts outstanding under these facilities or provide additional collateral to cure any borrowing base deficiency.

We Will Be Adversely Affected If We Lose Servicing Rights.

     Our results of operations, financial condition and cash flows would be materially and adversely affected if any of the following were to occur:

•	loss of the servicing rights under our sale and servicing agreement for the CP Facility;

•	loss of the servicing rights under the applicable pooling and servicing or sale and servicing agreement of a grantor trust or owner trust, respectively; or

•	a trigger event that would block release of future excess cash flows generated from the grantor trusts’ or owner trusts’ respective spread accounts.

     We are entitled to receive servicing income only while we act as servicer under the applicable sale and servicing agreement or pooling and servicing agreement. Under the CP Facility our right to act as servicer can be terminated by our lender or financial insurer, upon the occurrence of certain events.

Our Quarterly Earnings May Fluctuate.

     Our revenues have fluctuated in the past and are expected to fluctuate in the future principally as a result of the following factors:

•	the timing and size of our securitizations;

•	variations in the volume of our Contract acquisitions;

•	the interest rate spread between our cost of funds and the average interest rate of purchased Contracts;

•	the effectiveness of our hedging strategies;

•	the investor rate for securitizations; and

•	the marketability and execution of our residual interest securitizations.

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

We May Be Harmed by Adverse Economic Conditions.

     We are a motor vehicle consumer auto finance company whose activities are dependent upon the sale of motor vehicles. Our ability to continue to acquire Contracts in the markets in which we operate and to expand into additional markets is dependent upon the overall level of sales of new and used motor vehicles in those markets. A prolonged downturn in the sale of new and used motor vehicles, whether nationwide or in the California market, could have an adverse impact upon us, our results of operations and our ability to implement our business strategy.

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

We Are Subject to System Risks.

     As of July 1, 2001, the Company converted from an external service provider for its loan accounting and collections system to an in-house system. If issues with the in-house system arise in the future, we may be unable to acquire Contracts and service the outstanding portfolio. The failure of this system could materially and adversely affect our results of operations, financial condition and cash flows.

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

We Are Subject to Litigation Risks.

     We are party to various legal proceedings, similar to actions brought against other companies in the motor vehicle finance industry and other businesses. Companies in the motor vehicle finance industry have also been named as defendants in an increasing number of class action lawsuits brought by purchasers of motor vehicles and others claiming violation of various federal and state consumer credit, as well as similar and other, laws and regulations.

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

Item 2. Properties

     The Company did not own any real property at March 31, 2002. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri collection center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood collection center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)	Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE

4.2	Indenture, dated as of February 11, 2002, by and between Onyx Acceptance Corporation, as Obligor, and U.S. Bank National Association, a national banking association, as trustee.*

10.120	Sale and Assignment Agreement, dated March 15, 2002, among Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, Onyx Acceptance Financial Corporation, as Seller, and JPMorgan Chase Bank, as Indenture Trustee and as Trust Agent.

10.121	Indenture, dated February 20, 2002, between Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.

10.122	Trust Agreement, dated March 15, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust (Delaware), as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent, with respect to Onyx Acceptance Residual Funding Owner Trust 2002-A.

10.123	Amended and Restated Indenture, dated April 12, 2002, between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.

10.124	Amended and Restated Trust Agreement, dated April 12, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust (Delaware), as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent, with respect to Onyx Acceptance Residual Funding Owner Trust 2000-A1.

10.125	Distribution and Management Agreement, dated as of February 15, 2002, by and between Onyx Acceptance Corporation and Sumner Harrington Ltd., a Minnesota corporation, as agent.*

10.126	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-A, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-A.**

21.1	Subsidiaries of the Registrant.

*	Previously filed with the Commission as an exhibit to the Registrant’s Form 8-K on March 1, 2002.
**	Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K filed February 7, 2002. (File No. 333-51636).

(b)	REPORTS ON FORM 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

	By:	/s/ JOHN W. HALL

John W. Hall President and Principal Executive Officer

Date: May 15, 2002	By:	/s/ DON P. DUFFY

Don P. Duffy Executive Vice President and Principal Financial Officer
Date: May 15, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

4.2	Indenture, dated as of February 11, 2002, by and between Onyx Acceptance Corporation, as Obligor, and U.S. Bank National Association, a national banking association, as trustee.*

10.120	Sale and Assignment Agreement, dated March 15, 2002, among Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, Onyx Acceptance Financial Corporation, as Seller, and JPMorgan Chase Bank, as Indenture Trustee and as Trust Agent.

10.121	Indenture, dated March 15, 2002, between Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.

10.122	Trust Agreement, dated March 15, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust, as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent.

10.123	Amended and Restated Indenture, dated April 12, 2002, between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.

10.124	Amended and Restated Trust Agreement, dated April 12, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust, as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent.

10.125	Distribution and Management Agreement, dated as of February 15, 2002, by and between Onyx Acceptance Corporation and Sumner Harrington Ltd., a Minnesota corporation, as agent.*

10.126	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-A, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-A.**

21.1	Subsidiaries of the Registrant.

*	Previously filed with the Commission as an exhibit to the Registrant’s Form 8-K on March 1, 2002.
**	Incorporated by reference from Onyx Acceptance Financial Corporation's Current Report on Form 8-K filed February 7, 2002. (File No. 333-51636).