Form 10-Q
period 2002-06-30
ONYX ACCEPTANCE CORP
filed 2002-08-14
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

YES [X]  NO [   ]

     As of August 14, 2002 there were 5,086,793 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents	$3,081	$1,135
Restricted cash	6,401	—
Credit enhancement assets, at fair value	173,934	184,300
Contracts held for sale	252,542	189,265
Contracts held for investment (net of allowance)	3,120	2,259
Other assets	10,193	9,326

Total assets	$449,271	$386,285

LIABILITIES
Accounts payable	$37,808	$27,024
Debt	323,253	274,595
Other liabilities	26,591	24,965

Total liabilities	387,652	326,584
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,086,793 as of June 30, 2002 and 5,078,046 as of December 31, 2001	51	51
Paid in capital	32,651	32,647
Retained earnings	26,733	25,960
Accumulated other comprehensive income, net of tax	2,184	1,043

Total equity	61,619	59,701

Total liabilities and equity	$449,271	$386,285

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Interest income	$9,606	$7,778	$17,861	$13,417
Interest expense	3,561	3,742	6,158	7,927

Net interest income	6,045	4,036	11,703	5,490
Gain on sale of contracts	2,382	10,257	6,677	19,576
Service fee income	13,157	13,752	26,630	27,998

Total Revenues	21,584	28,045	45,010	53,064
EXPENSES:
Provision for credit losses	(1,758)	130	(1,279)	464
Interest expense-other	893	680	1,929	2,220
OPERATING EXPENSES:
Salaries and benefits	14,048	14,160	27,449	26,667
Systems and servicing	801	1,546	1,379	3,097
Telephone and data lines	603	1,329	1,485	2,479
Depreciation	870	1,220	1,870	2,474
General and administrative expenses	5,506	5,862	10,857	11,032

Total Operating Expenses	21,828	24,117	43,040	45,749

Total Expenses	20,963	24,927	43,690	48,433

Income before Income Taxes	621	3,118	1,320	4,631
Income Taxes	257	1,294	547	1,922

Net Income	$364	$1,824	$773	$2,709

Net Income per share — Basic	$0.07	$0.37	$0.15	$0.54
Net Income per share — Diluted	$0.07	$0.35	$0.15	$0.53
Basic Shares Outstanding	5,086,793	4,989,504	5,083,975	4,989,504
Diluted Shares Outstanding	5,248,299	5,156,902	5,220,117	5,144,507

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED OTHER
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	INCOME
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL

BALANCE, DECEMBER 31, 2001	5,078	$51	$32,647	$25,960	$1,043	$59,701
Stock issued for options exercised	9		4			4
Comprehensive income:
Unrealized gains in securitized assets, net of tax of $1.2 million					1,737	1,737
Unrealized loss on hedging activities, net of tax of $423 thousand					(596)	(596)
Net income				773		773

Total comprehensive income				773	1,141	1,914

BALANCE, JUNE 30, 2002	5,087	$51	$32,651	$26,733	$2,184	$61,619

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net cash used in operating activities	$(40,178)	$417
INVESTING ACTIVITIES:
Cash used for purchases of property and equipment	(832)	(1,477)
FINANCING ACTIVITIES:
Proceeds from exercise of employee options	4	—
Payments on capital lease obligations	(207)
Proceeds from lease refinance	900	251
Payments on residual lines of credit	(90,498)	(13,884)
Proceeds from drawdown on residual lines of credit	77,480	26,100
Paydown of warehouse lines related to securitizations	(636,223)	(660,310)
Proceeds from warehouse lines	695,225	653,398
Proceeds from issuance of subordinated debt	4,465	—
Principal payments on subordinated debt	(1,789)	(1,601)

Net cash provided by financing activities	49,357	3,954

Increase in cash and cash equivalents	8,347	2,894
Cash and cash equivalents at beginning of period	1,135	3,130

Cash and cash equivalents at end of period	$9,482	$6,024

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $7.9 billion in Contracts and currently has relationships with 10,456 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers serving many regions of the United States.

     The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives excess cash flows generated by owner trusts, and earns fees from servicing the securitized Contracts.

     RECLASSIFICATION

     Certain amounts in the prior quarter and year to date condensed consolidated financial statements have been reclassified to conform to the corresponding 2002 presentation.

NOTE 2 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company’s 2001 Annual Report on Form 10-K.

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

NOTE 3 — RESTRICTED CASH

     Restricted cash represents amounts held in reserve accounts providing credit enhancement on the Company’s outstanding residual securitization.

NOTE 4 — CONTRACTS HELD FOR SALE

     Contracts held for sale consisted of the following:

	June 30,	December 31,
	2002	2001

	(In Thousands)
Gross contracts held for sale	$257,042	$193,879
Less unearned interest	(2,194)	(2,164)

Contracts held for sale	254,848	191,715
Dealer participation	(2,306)	(2,450)

Total	$252,542	$189,265

NOTE 5 — CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $1.3 million allowance for future losses for both June 30, 2002 and December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

NOTE 6 — CREDIT ENHANCEMENT ASSETS

     SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

	June 30,	December 31,
	2002	2001

	(In Thousands)
Trust receivable	$3,500	$3,980
RISA	170,434	180,320

Total	$173,934	$184,300

     Trust receivables represents initial deposits in spread accounts.

     Retained interest in securitized assets (“RISA”) is capitalized upon securitization of Contracts, and represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

     Prepayment and credit loss assumptions are utilized to project future cash flows upon securitization and are based on historical experience. In calculating the gain on sale, the Company uses a 1.75% prepayment rate for all outstanding securitizations resulting in an average Contract life range of 1.6 to 1.7 years. Net credit loss assumptions range from 3.5% to 4.7% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. The fair value of the RISA at quarter-end is calculated by discounting the excess spread at a rate management believes to be representative of market at the time of securitization. Historically, this rate has equaled 3.5% over the investor rate. As a result of recent market transactions during the first quarter of 2002, Management revised the assumptions used in deriving an appropriate discount rate. Management has developed a systematic methodology that is a function of both market benchmark rates and the seasoning of a securitization’s cash flow. As of June 30, 2002, the discount rate used for valuing RISA ranged from 8.8% to 11.3%, and loss assumptions ranged from 3.8% to 5.6% cumulative. For the securitization executed during the second quarter of 2002, Management applied a discount rate of 11.5% and a cumulative loss assumption of 4.1%.

     Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets has established new income and impairment recognition standards for interests in certain securitized assets. The Company adopted EITF 99-20 effective April 1, 2001. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in the present value of estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement. During the quarter, the Company recorded a $3.0 million pre-tax impairment charge stemming from reduced cash flows and higher loss and delinquency rates on certain pre-2001 securitizations than initially projected at the inception of the transactions.

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

	June 30,	December 31,
	2002	2001

	(In thousands)
Estimated net undiscounted RISA earnings	$316,839	$324,162
Off balance sheet allowance for losses	(112,485)	(110,347)
Discount to present value	(33,920)	(33,495)

Retained interest in securitized assets	$170,434	$180,320

Outstanding balance of contracts sold through securitizations	$2,635,575	$2,635,042

NOTE 7 — NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (“EPS”):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

	(IN THOUSANDS, EXCEPT $ PER SHARE)
Net Income	$364	$1,824	$773	$2,709

Weighted average shares outstanding	5,087	4,990	5,084	4,990
Net effect of dilutive stock options/warrants	161	167	136	155

Diluted weighted average shares outstanding	5,248	5,157	5,220	5,145

Net income per share:
Basic EPS	$0.07	$0.37	$0.15	$0.54

Diluted EPS	$0.07	$0.35	$0.15	$0.53

     At June 30, 2002, there were 1.99 million options and 184 thousand warrants outstanding.

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

NOTE 9 — SUBSEQUENT EVENTS

     During the third quarter of 2002, the Company securitized $450 million in Contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $7.9 billion in Contracts and currently has relationships with 10,456 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers serving many regions of the United States.

     The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives excess cash flows generated by owner trusts, and earns fees from servicing the securitized Contracts.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are an integral part of the compilation of the Company’s financial condition and results of operations. Critical accounting policies require complicated and often intricate calculations and judgments because they often rely on estimates based on continually changing market conditions. The following is a summary of accounting policies we consider critical.

     Retained Interest in Securitized Assets (“RISA”)

     RISA represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments. The estimates that Management makes during the execution of the securitization relate to the expected prepayment rate of the Contracts in the transaction, the discount rate to be applied to the cash flows and the amount of cumulative losses that will be experienced by the Contracts that are sold in the transaction. As these estimates are made at the inception of the transaction, they will have a degree of uncertainty as the transaction ages. The major impacts to these estimates relate to the general state of the economy at any given time and its effect on the performance of the Contracts in the transaction.

     RISA is classified in a manner similar to available for sale assets and as such is marked to market each quarter. Market value changes are calculated by discounting the estimated cash flows using a current market discount rate. Each quarter Management reviews its estimates of the cash flows and adjusts any that are inconsistent with its current estimates. If the effect of the new estimates reduces the present value of the cash flows and if the fair market value has declined below the carrying amount of the transaction, Management will record an impairment loss on the transaction. If the new estimated present value has declined but the carrying amount remains below the fair value, any change in the market value of the RISA are reported as a separate component of shareholders’ equity on the consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

     Hedging Activities

     The Contracts originated and held by us earn interest at a fixed rate and, accordingly, we have exposure to changes in interest rates during the warehouse period. We therefore employ a hedging strategy that is intended to minimize the risk of interest rate fluctuations. Such transactions involve the execution of forward interest rate swaps and/or the use of a pre-funding structure for securitizations. Management monitors the hedging activities on a frequent basis to ensure that the value of hedges, their correlation to the Contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. Our hedging strategy requires estimates of monthly Contract acquisition volume and timing of securitizations. The amount and timing of hedging transactions are determined by senior management, and are based upon the amount of Contracts purchased and the interest rate environment.

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

     Net interest income increased to $6.0 million for the quarter ended June 30, 2002, from $4.0 million for the same period in 2001. This increase was principally due to an increase in interest income generated from the Company’s RISA and a decrease in interest expense on the Company’s commercial paper line. Total commercial paper interest expense for the quarter was $0.9 million, compared to $2.3 million for the same period in 2001. For the quarter ended June 30, 2002 total income recognized under EITF 99-20 was approximately $4.9 million, versus approximately $1.9 million for the same period in 2001. Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $2.2 million for the quarter, compared to $0.8 million for the quarter ended June 30, 2001. The Company classifies this interest expense as a component of net interest income to better match RISA revenues with RISA-secured expenses. For the six-month period ended June 30, 2002 net interest income increased to $11.7 million, compared to $5.5 million for the same period in 2001. This increase was principally due to the timing of the adoption of EITF 99-20, which became effective April 1, 2001. Total income for the six-month period recognized under the guidelines of EITF 99-20 was approximately $9.2 million. For the first quarter of 2001, income generated by the RISA asset was recognized as a component of service fee income.

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

     The Company completed one securitization qualifying for sale treatment totaling $400.0 million during the quarter ended June 30, 2002, resulting in a gain of 4.5 million, or 1.1% of the dollar amount of Contracts securitized, compared to a securitization of $400.0 million in the second quarter of 2001, resulting in a gain of $10.3 million or 2.6% of the dollar amount securitized.

     The reduction in the gain as a percentage of the Contracts securitized for the second quarter of 2002 was principally due to a reduction in the weighted average net interest spread for the securitization executed during the first and second quarters of 2002. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the securitization transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities.

     The weighted average net interest rate spread for the securitization executed during the second quarter of 2002 was 1.32%, compared to 2.23% for the same period in 2001. The reduction in net interest rate spread for 2002 was principally due to a reduction in the weighted average annual percentage rate of the Contracts securitized, which decreased to 10.46% versus 12.69% for the same period in 2001. For the six-month period ended June 30, 2002, the weighted average net interest rate spread decreased to 1.46%, compared to 2.18% for the same period in 2001. The weighted average annual percentage rate of the Contract securitized decreased to 10.57% for the six-month period ended June 30, 2002, compared to 13.04% for the same period in 2001.

     During the second quarter of 2002, the Company elected to refinance its residual cash flow securitization, which was originally executed during the first quarter of 2000. The resulting gain of approximately $0.8 million was recorded as a component of the $2.4 million gain on sale of Contracts listed in the income statement. The $15.2 million net proceeds from this transaction were used in part to pay down one of the Company’s residual interest financing facilities.

     For the six-month period ended June 30, 2002, the Company securitized a total of $775.0 million, and recorded a combined gain of $10.2 million, or 1.3% of the amount securitized, compared to $800.0 million securitized in 2001 and a gain of $19.6 million or 2.5% of the amount securitized.

     During the quarter and six-month period ended June 30, 2002, the Company recorded a $3.0 million and $4.4 million pre-tax impairment charge, respectively, on its RISA asset. While the Company has experienced a significant reduction in the overall delinquency rates since December 31, 2001, certain pre-2001 securitizations experienced higher losses and delinquency rates than initially projected at the inception of the transactions, which have been impacted by the slow-down in the economy and the lower credit quality of the borrower.

SERVICE FEE INCOME

     Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

     Servicing fee income was $13.2 million and $26.6 million for the quarter and six-month period ended June 30, 2002, compared to $13.8 million and $28.0 million for the same periods in 2001. Included in the first three months of 2001, was approximately $1.1 million of excess service fee income recorded prior to the adoption of EITF 99-20. Excluding the effects of EITF 99-20, service fee income for the six-month period of 2001 would have been approximately $26.9 million. Service fee income remained stable as the average serviced portfolio increased to $2.9 billion as of June 30, 2002 versus $2.8 billion in 2001.

PROVISION FOR CREDIT LOSSES

     The Provision for credit losses represents actual net credit losses incurred on Contracts held on balance sheet. The provision for credit losses decreased $(1.8) million and $(1.3) million for the three and six-month period ended June 30, 2002, respectively, compared to $0.1 million and $0.5 million for the same periods in 2001. The provision for credit losses for the three and six month period ended June 30, 2002 reflects a sales tax refund of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off.

OTHER INTEREST EXPENSE

     Other interest expense was $0.9 million for the period ending June 30, 2002, compared to $0.7 million for the same period in 2001. For the six-month period, other interest expense was $1.9 million, compared to $2.2 million for the same period in 2001. Other interest expense includes interest on the Company’s subordinated debt, capital lease obligations and hedging activities under the guidelines of FAS 133. For the first quarter of 2001, the Company also included interest of approximately $0.9 million from its residual lines of credit. For 2002, the Company has classified interest expense from its residual lines of credit under net interest income as a means to match income generated under the provisions of EITF 99-20. For the three-month period ended June 30, 2002, other interest expense was $0.9 million, compared to $0.7 million for the same period in 2001. The increase in interest expense for the second quarter was principally due to additional interest costs related to the Company’s subordinated renewable note program initiated during the first quarter of 2002.

OPERATING EXPENSES

     The Company has made a significant effort to control operating expenses through renegotiation of existing service contracts beginning in 2000, and has effectively reduced its operating expenses as a percent of the serviced portfolio as a result of these efforts. Total operating expenses as a percent of the average serviced portfolio decreased to 3.01% for the six months ended June 30, 2002, compared to 3.30% for the six months ended June 30, 2001. Total operating expenses for the quarter ended June 30, 2002 decreased to $21.8 million, compared to $24.1 million for the same period in 2001. For the six-month period ended June 30, 2002, total operating expenses decreased by 6.0%, or $2.7 million versus the same period in 2001. Significant decreases in operating expense categories for the six-month period were realized in systems and servicing expense, telephone and utilities expense and legal and professional expense. The combined reduction of the three expense categories versus 2001 was approximately $3.8 million.

     The Company incurred salary and benefit expenses of $14.0 million for the quarter ended June 30, 2002, compared to $14.2 million for the same period in 2001. During the first and second quarter of 2001, the Company relied on the services of temporary staff to maintain its collection and data entry departments. Through the process of renegotiation and the establishment of a national service contract, the Company effectively reduced the costs related to these services during 2002, and expects that future expenses will decline further. Total fees for temporary services for the three and six-month period ended June 30, 2002 were $0.6 million and $1.4 million, compared to $1.1 million and $2.3 million for the same periods in 2001. For the six-month period ended June 30, 2002, total salary and benefit expense was $27.4 million, compared to $26.7 million in 2001. The increase for the six-month period is principally due to normal merit increases and higher health care costs in connection with the Company’s benefit plans.

     System and servicing expense decreased to $0.8 million and $1.4 million for the three and six-month period ended June 30, 2002, compared to $1.5 million and $3.1 million for the same period in 2001. During the first half of 2001, the Company used the services of an external service provider for its collection and loan accounting processes. The charges associated with this provider were directly correlated to the number of Contracts serviced by the Company. As of July 1, 2001, the Company successfully converted to an in-house system and shortly thereafter terminated its agreement with the external provider. In addition to the system cost savings of the in-house loan servicing and collection system, the Company also experienced reductions in systems and servicing expense as a direct result of renegotiated contracts with several of the Company’s other service providers.

     Telephone and data line expenses decreased to $0.6 million and $1.5 million for the three and six-month period ended June 30, 2002, compared to $1.3 million and $2.5 million for the same periods in 2001. The significant decrease was principally due to renegotiated contracts with the Company’s data and voice carriers. Assuming no additional reduction in both local and long distance rates, the Company expects these charges to increase relative to the growth of the serviced portfolio.

     Depreciation expense decreased to $0.9 million and $1.9 million for the three and six-month period ended June 30, 2002, compared to $1.2 million and $2.5 million for the same periods in 2001. Most of the system upgrades in connection with the Company’s relocation to Foothill Ranch during 1999 have been fully depreciated. Management expects that depreciation expense will continue to run approximately $1.0 million per quarter for the remainder of the year. Other operating expenses remained relatively stable at $5.5 million and $10.9 million for the three and six-month period ended June 30, 2002, compared to $5.9 million and $11.0 million for the same periods in 2001.

INCOME TAXES

     The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for the quarters ended June 30, 2002 and 2001 was 41.5%.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale totaled $254.8 million at June 30, 2002, compared to $191.7 million at December 31, 2001. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $400.0 million during the second quarter of 2002. The Company plans to continue to securitize Contracts on a regular basis.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	FOR THE QUARTERS ENDED

	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,
	2002	2002	2001	2001	2001

		(DOLLARS IN THOUSANDS)
Contracts purchased during period	$442,919	$378,180	$365,270	$430,940	$379,595
Average monthly volume during period	147,640	126,060	121,757	143,646	126,531
Gain on sale of Contracts	4,536	5,645	7,938	6,591	10,257
RISA write-down	3,002	1,350	3,340	—	—
Contracts securitized during period	400,000	375,000	400,000	400,000	400,000
Servicing portfolio at period end	2,895,511	2,848,022	2,864,338	2,876,986	2,807,181

CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $1.3 million allowance for future losses for both June 30, 2002 and December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations due to delinquency status or minimum balance requirements.

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of predictive dialing and other systems. Annualized net charge-offs as a percentage of the average serviced portfolio were 2.78% and 3.06% for the quarter and six-month period ended June 30, 2002, compared to 2.67% for the same periods in 2001. The increase in charge-offs is principally due to older Contracts that have been impacted by both the slow-down in the economy during 2000 and 2001. At June 30, 2002, thirty plus day delinquencies represented 2.12% of the amount of Contracts in its serviced portfolio compared to 4.01% at December 31, 2001. The reduction in delinquency is principally due to the Company’s efforts to improve borrower credit statistics, and to a lesser extent, to seasonal fluctuations. Off balance sheet reserves at June 30, 2002 were 4.3%, compared to 4.2% at December 31, 2001. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the grantor and owner trusts in connection with securitizations.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	June 30, 2002		December 31, 2001

	Amount	No.	Amount	No.

	(Dollars in Thousands)
Serviced portfolio	$2,895,511	291,941	$2,864,338	289,426
Delinquencies(1)(2)
30 — 59 days	$41,810	5,297	$78,056	8,918
60 — 89 days	11,429	1,508	20,859	2,456
90+ days	8,194	1,308	15,887	2,023

Total	$61,433	8,113	$114,802	13,397

Total delinquencies as a percent of Serviced portfolio	2.12%	2.78%	4.01%	4.63%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.53% and 0.77% at June 30, 2002 and December 31, 2001, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 1.02% and 1.09% at June 30, 2002 and December 31, 2001, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

	(DOLLARS IN THOUSANDS)
Period end Contracts outstanding	$2,895,511	$2,807,181	$2,895,511	$2,807,181
Average servicing portfolio(1)	$2,871,633	$2,794,503	$2,864,457	$2,776,444
Number of gross charge-offs	3,535	3,508	6,838	6,616
Gross charge-offs	$26,621	$22,322	$54,879	$43,229
Net charge-offs(2)	$19,958	$18,627	$43,880	$37,115
Annualized net charge-offs as a percent of average Servicing portfolio	2.78%	2.67%	3.06%	2.67%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the monthly cumulative loss performance of each of the securitized pools outstanding for the period from the date of securitization through June 30, 2002:

MONTH	98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.02%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.02%	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%
4	0.08%	0.04%	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%
5	0.19%	0.15%	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%
6	0.33%	0.27%	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%
7	0.45%	0.46%	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%
8	0.61%	0.57%	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%
9	0.82%	0.74%	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%
10	0.95%	0.94%	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%
11	1.10%	1.12%	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%
12	1.20%	1.30%	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%
13	1.36%	1.54%	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%
14	1.48%	1.73%	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%
15	1.64%	1.90%	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%	1.62%	1.47%
16	1.89%	2.10%	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%	1.86%	1.64%
17	2.05%	2.28%	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%	2.04%	1.78%
18	2.22%	2.51%	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%	2.20%
19	2.37%	2.71%	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%	2.41%
20	2.50%	2.83%	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%	2.60%
21	2.67%	2.95%	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%
22	2.79%	3.08%	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%
23	2.92%	3.25%	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%
24	3.06%	3.39%	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%
25	3.14%	3.45%	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%
26	3.23%	3.57%	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%
27	3.28%	3.72%	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%
28	3.35%	3.81%	3.61%	3.88%	3.90%	4.22%	4.87%
29	3.45%	3.91%	3.67%	4.01%	4.03%	4.42%	5.04%
30	3.50%	4.05%	3.78%	4.14%	4.19%	4.58%
31	3.57%	4.13%	3.85%	4.25%	4.28%	4.71%
32	3.67%	4.21%	3.96%	4.37%	4.43%	4.84%
33	3.73%	4.27%	4.07%	4.49%	4.60%	4.98%
34	3.81%	4.33%	4.18%	4.55%	4.71%
35	3.86%	4.42%	4.25%	4.66%	4.83%
36	3.91%	4.46%	4.32%	4.79%
37	4.00%	4.55%	4.37%	4.86%
38	4.04%	4.63%	4.44%	4.94%
39	4.08%	4.73%	4.51%
40	4.13%	4.76%	4.56%
41	4.18%	4.80%	4.66%
42	4.21%	4.87%
43	4.23%	4.94%
44	4.25%	5.00%

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial cash and capital resources to operate its business. Its primary uses of cash include: (i) acquisition of Contracts; (ii) payments of dealer participation; (iii) securitization costs; (iv) settlements of hedging transactions; (v) operating expenses; and (vi) interest expense. The capital resources available to the Company include: (i) interest income during the warehousing period; (ii) servicing fees; (iii) releases from spread accounts; (iv) settlements of hedging transactions; (v) sales of Contracts in securitizations; and (vi) borrowings under its credit facilities. Management believes that the resources available to the Company will provide the needed capital to fund Contract purchases, investments in origination and servicing capabilities, and ongoing operations.

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding commercial paper obligations. These facilities are then used to fund the purchase of Contracts or to finance normal operating expenses. The Company has historically operated on a negative cash flow basis from operating activities. Cash used in operating activities was $40.2 million for the six months ended June 30, 2002, compared to $0.4 million provided during the same period in 2001. The increase in cash used in operating activities for 2002 was principally due to two clean-up calls on outstanding securitizations executed during the period which totaled approximately $47.2 million, compared to one clean-up call during the six-month period ended June 2001 for approximately $13.3 million.

     The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and did not open any branches during the quarter. Management is currently reviewing market conditions in both Ohio and New York. Capital acquisitions of $832 thousand during the six months ending June of 2002 were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure, while acquisitions during 2001 were principally due to the initial charges related to the conversion and installation of the Company’s in-house loan accounting and collection system.

     CP Facility: As of June 30, 2002, the Company was party to a $355 million warehousing facility (the “CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the CP Facility. The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges its Contracts held for sale to borrow from Triple-A. The CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

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

     As an additional source of funds, the Company utilizes residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company recently completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction was finalized in March of 2002 and generated approximately $75.0 million in proceeds.

     During the second quarter of 2002, the Company elected to refinance its residual cash flow securitization, which was originally executed during the first quarter of 2000. The resulting gain of approximately $0.8 million was recorded as a component of the $2.4 million gain on sale of Contracts listed in the income statement. The $15.2 million net proceeds from this transaction were used in part to pay down one of the Company’s residual interest financing facilities.

     Subordinated Debt: As of June 30, 2002, the Company had outstanding approximately $18.9 million of subordinated debt, $2.5 million of which is being amortized through February 2003 with a stated interest rate of 9.5%. $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $4.4 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance outstanding as of June 30, 2002 was 8.74%. The notes have varying maturities ranging from three months to ten years.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of June 30, 2002.

SECURITIZATIONS

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangement is Contract securitizations. Regular securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed two AAA/Aaa rated publicly underwritten asset-backed securitizations during the first and second quarters of 2002 in the amount of $375 million and $400 million respectively. During the first quarter, the Company completed its second residual securitization from the residual cash flows of nine outstanding securitizations. The Company did not record a gain on the transaction, as it was structured as a financing transaction rather than a sale. The transaction was rated by Moody’s Investor Service, Inc. as Ba2, with proceeds of approximately $75.0 million. A spread account equal to one year’s interest was structured into the transaction. The proceeds of the residual securitization were used to pay down the Company’s Residual Lines with affiliates of its securitization underwriters. The Company plans to continue to integrate residual securitizations in its business plan as a regular source of liquidity. Additionally, the Company refinanced its residual securitization from the first quarter of 2000 in the amount of $21.0 million.

     The net proceeds of securitizations are used to pay down outstanding indebtedness incurred under the Company’s credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through June 30, 2002, the Company has securitized $7.5 billion of its Contracts in 28 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issues certificates and/or notes in an amount equal to the aggregate principal balance of the Contracts.

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

     On January 25, 2000, a putative class action complaint was filed against the Company and certain of the Company’s officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from the Company’s prior use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter was entitled D. Colin v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). The Company asserted that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. In February 2001, an amended complaint was dismissed with prejudice by the District Court; the Ninth Circuit Court of Appeals affirmed this dismissal, and plaintiff’s time to appeal this ruling has expired.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 30, 2002 (the “Meeting”). At the Meeting, the stockholders were asked to vote on certain Company proposals.

1.	Election of directors.

The stockholders elected the director nominee, G. Bradford Jones, to serve for a three year term expiring at the Annual Meeting in the year 2005.

	VOTES FOR	VOTES AGAINST	ABSTENTIONS

THE VOTING WENT AS FOLLOWS:	4,649,724	39,249	—

The stockholders elected the director nominee, C. Thomas Meyers, to serve for a three year term expiring at the Annual Meeting in the year 2005.

	VOTES FOR	VOTES AGAINST	ABSTENTIONS

THE VOTING WENT AS FOLLOWS:	4,649,724	39,249	—

2.	Ratification of the selection of independent accountants.

     The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002 was also approved by the stockholders.

	VOTES FOR	VOTES AGAINST	ABSTENTIONS

THE VOTING WENT AS FOLLOWS:	4,652,237	26,128	10,608

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

     We have operated on a negative cash flow basis and expect to do so in the future as long as the volume of Contract purchases continues to grow on an annual basis. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We Depend on Residual Financing.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the second quarter of 2002, the Company recorded a $3.0 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on several securitizations executed in 2000. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation experienced and the events of September 11th.

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

We Depend on Credit Enhancement.

     From inception through June 30, 2002, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

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

     The gain on sale of Contracts recognized by us in each securitization and the value of the retained interest in securitized assets (“RISA”) in each transaction reflects management’s estimate of future credit losses and prepayments for the Contracts included in such securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceed those estimated, the value of the RISA would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. Our results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceed anticipated levels. Under certain circumstances, we would be required to record an impairment charge through a reduction to gain-on-sale. Further, any impairment of RISA could reduce the amount available to us under our Residual Lines, thus possibly requiring us to pay down amounts outstanding under these facilities or provide additional collateral to cure any borrowing base deficiency.

Effects of Terrorist Attacks and Military Response.

     The effects that the attacks in the United States, possible future attacks or other incidents and military action may have on the performance of the Contracts cannot be determined at this time. Federal agencies and non-governmental lenders have and may continue to defer, reduce or forgive payments and delay collateral foreclosure proceedings in respect of Contracts involving obligors affected in some way by the past and possible future attacks or other incidents and the related military action.

     In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proportion of Contracts whose interest rates are reduced by the application of the Soldiers’ and Sailors’ Civil Relief Act of 1940 (the “Relief Act”). The Relief Act provides, generally, that an obligor who is covered by the Relief Act may not be charged interest on the related Contract in excess of 6% annually during the period of the obligor’s active duty. In addition, under the Military Reservist Relief Act, a California statute, under certain circumstances, California residents called into active duty with the reserves can delay payments on retail installment sales contracts for a period not to exceed 180 days, beginning with the order to active duty and ending 30 days after release.

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

We Are Subject to Many Regulations.

     Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

•	require us to obtain and maintain certain licenses and qualifications;

•	limit the interest rates, fees and other charges we are allowed to charge;

•	limit or prescribe certain other terms of our Contracts;

•	require us to protect the privacy of consumer information;

•	require specific disclosures; and

•	define our rights to repossess and sell collateral.

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

     For example, on January 25, 2000, a putative class action complaint was filed against us and certain of our officers and directors alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 arising from our prior use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements. The matter was entitled D. Colin v. Onyx Acceptance Corporation, et al. in the U.S. District Court for the Central District of California (Case number SACV 00-0087 (GLT)(EEx)). We asserted that our previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. In February 2001, an amended complaint was dismissed with prejudice by the District Court; the Ninth Circuit Court of Appeals affirmed this dismissal, and plaintiff’s time to appeal this ruling has expired.

     While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

Item 2. Properties

     The Company did not own any real property at June 30, 2002. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri collection center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood collection center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE

4.2	Indenture, dated as of February 11, 2002, by and between Onyx Acceptance Corporation, as Obligor, and U.S. Bank National Association, a national banking association, as trustee.*

10.127	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-B, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A., in connection with the Onyx

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	EXHIBIT TITLE

Acceptance Owner Trust 2002-B.**

21.1	Subsidiaries of the Registrant.

99.1	Certification of the EVP, CFO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, CEO and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Commission as an exhibit to the Registrant’s Form 8-K on March 1, 2002.

**	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 15, 2002 (File No. 333-51636).

(b)	REPORTS ON FORM 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

	By:	/s/ JOHN W. HALL

Date: August 14, 2002		John W. Hall President and Principal Executive Officer

	By:	/s/ DON P. DUFFY

Date: August 14, 2002		Don P. Duffy Executive Vice President and Principal Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

4.2	Indenture, dated as of February 11, 2002, by and between Onyx Acceptance Corporation, as Obligor, and U.S. Bank National Association, a national banking association, as trustee.*

10.127	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-B, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A., in connection with the Onyx Acceptance Owner Trust 2002-B.**

21.1	Subsidiaries of the Registrant.

99.1	Certification of the EVP, CFO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, CEO and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Commission as an exhibit to the Registrant’s Form 8-K on March 1, 2002.

**	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 15, 2002 (File No. 333-51636).