Form 10-Q
period 2002-09-30
ONYX ACCEPTANCE CORP
filed 2002-11-14
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO___________________________

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

YES [X] NO [    ]

         As of November 14, 2002 there were 5,086,793 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(DOLLARS IN THOUSANDS)
ASSETS

Cash and cash equivalents	$104	$1,135

Restricted cash	4,785	—

Credit enhancement assets, at fair value	180,870	184,300

Contracts held for sale	213,698	189,265

Contracts held for investment (net of allowance)	4,521	2,259

Other assets	9,241	9,326

Total assets	$413,219	$386,285

LIABILITIES

Accounts payable	$33,117	$27,024

Debt:

Warehouse lines	214,008	190,008

Excess service lines	52,359	68,355

Subordinated debt/other	21,471	16,232

Total debt	287,838	274,595

Other liabilities	29,107	24,965

Total liabilities	350,062	326,584

EQUITY

Common stock Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,086,793 as of September 30, 2002 and 5,078,046 as of December 31, 2001	51	51

Paid in capital	32,651	32,647

Retained earnings	27,375	25,960

Accumulated other comprehensive income, net of tax	3,080	1,043

Total equity	63,157	59,701

Total liabilities and equity	$413,219	$386,285

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	(UNAUDITED)		(UNAUDITED)
REVENUES:

Interest income	$10,298	$7,833	$28,159	$21,249

Interest expense	2,845	2,849	9,003	10,775

Net interest income	7,453	4,984	19,156	10,474

Gain on sale of contracts, net	3,625	6,591	10,302	26,167

Service fee income	12,842	13,936	39,472	41,934

Total Revenues	23,920	25,511	68,930	78,575

EXPENSES:

Provision for credit losses	818	502	(461)	966

Interest expense-other	1,225	812	3,154	3,032

OPERATING EXPENSES:

Salaries and benefits	13,549	13,228	40,998	39,895

Systems and servicing	777	476	2,156	3,573

Telephone and data lines	1,056	1,201	2,541	3,680

Depreciation	806	1,094	2,676	3,568

General and administrative expenses	4,592	5,957	15,449	16,989

Total Operating Expenses	20,780	21,956	63,820	67,705

Total Expenses	22,823	23,270	66,513	71,703

Income before Income Taxes	1,097	2,241	2,417	6,872

Income Taxes	455	899	1,002	2,821

Net Income	$642	$1,342	$1,415	$4,051

Net Income per share — Basic	$0.13	$0.27	$0.28	$0.81

Net Income per share — Diluted	$0.12	$0.25	$0.27	$0.78

Basic Shares Outstanding	5,086,793	5,047,292	5,084,914	5,008,767

Diluted Shares Outstanding	5,142,298	5,354,351	5,194,178	5,214,455

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED OTHER
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	INCOME
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL

BALANCE, DECEMBER 31, 2001	5,078	$51	$32,647	$25,960	$1,043	$59,701

Stock issued for options exercised	9		4			4

Comprehensive income:

Unrealized gains in securitized assets, net of tax of $2.0 million					2,777	2,777

Unrealized loss on hedging activities, net of tax of $525 thousand					(740)	(740)

Net income				1,415		1,415

Total comprehensive income				1,415	2,037	3,452

BALANCE, SEPTEMBER 30, 2002	5,087	$51	$32,651	$27,375	$3,080	$63,157

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

	(Dollars in Thousands)
OPERATING ACTIVITIES:

Net cash used in operating activities	$(9,067)	$(44,552)

INVESTING ACTIVITIES:

Cash used for purchases of property and equipment	(998)	(2,140)

FINANCING ACTIVITIES:

Proceeds from exercise of employee options	4	47

Payments on capital lease obligations	(331)	—

Proceeds from lease refinance	900	206

Payments on residual lines of credit	(102,474)	(13,884)

Proceeds from drawdown on residual lines of credit	86,480	32,600

Paydown of warehouse lines related to securitizations	(900,223)	(925,310)

Proceeds from warehouse lines	924,223	958,305

Proceeds from issuance of subordinated debt	8,120	—

Principal payments on subordinated debt	(2,880)	(2,427)

Net cash provided by financing activities	13,819	49,537

Increase in cash and cash equivalents	3,754	2,845

Cash and cash equivalents at beginning of period	1,135	3,130

Cash and cash equivalents at end of period	$4,889	$5,975

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

         Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $8.3 billion in Contracts and currently has relationships with over 10,600 dealerships.

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

NOTE 2 — BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company’s 2001 Annual Report on Form 10-K.

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

NOTE 3 — RESTRICTED CASH

         Restricted cash represents amounts held in reserve accounts providing credit enhancement on the Company’s outstanding on balance sheet residual securitization.

NOTE 4 — CONTRACTS HELD FOR SALE

         Contracts held for sale consisted of the following, and are carried at the lower of cost or market value:

	September 30,	December 31,
	2002	2001

	(In Thousands)
Gross contracts held for sale	$218,407	$193,879

Less unearned interest	(1,608)	(2,164)

Contracts held for sale	216,799	191,715

Dealer participation (net)	(3,101)	(2,450)

Total	$213,698	$189,265

NOTE 5 — CONTRACTS HELD FOR INVESTMENT

         Contracts held for investment are net of a $1.9 million allowance for future losses for September 30, 2002 and a $1.3 million allowance for December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

NOTE 6 — CREDIT ENHANCEMENT ASSETS

         SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

         Credit enhancement assets consisted of the following:

	September 30,	December 31,
	2002	2001

	(In Thousands)
Trust receivable	$3,500	$3,980

RISA	177,370	180,320

Total	$180,870	$184,300

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

         Prepayment and credit loss assumptions are utilized to project future cash flows upon securitization and are based on historical experience. In calculating the gain on sale, the Company uses a 1.75% prepayment rate for all outstanding securitizations resulting in an average Contract life range of 1.6 to 1.7 years. Net credit loss assumptions at the time of securitization ranged from 3.5% to 4.7% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. The fair value of the RISA at quarter-end is calculated by discounting the excess spread at a rate management believes to be representative of market at the time of securitization. Historically, this rate has equaled 3.5% over the weighted average security rate paid to investors. As a result of recent market transactions during the first quarter of 2002, Management revised the assumptions used in deriving an appropriate discount rate. Management has developed a systematic methodology that is a function of both market benchmark rates and the seasoning of a securitization’s cash flow. As of September 30, 2002, the discount rate used for valuing RISA ranged from 8.8% to 11.3%, and loss assumptions ranged from 3.8% to 5.8% cumulative. For the securitization executed during the third quarter of 2002, Management applied a discount rate of 11.3% and a cumulative loss assumption of 3.8%.

         Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets established new income and impairment recognition standards for interests in certain securitized assets. The Company adopted EITF 99-20 effective April 1, 2001. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in the present value of estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement. During the quarter and nine-month period ended September 30, 2002, the Company recorded a $5.2 million and $9.6 million pre-tax impairment charge on certain pre-2001 securitizations stemming from reduced cash flows and higher loss and delinquency rates than initially projected at the inception of the transactions. These impairment charges are reflected in the gain on sale line item in the income statement.

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

	September 30,	December 31,
	2002	2001

	(In thousands)
Estimated net undiscounted RISA earnings	$321,301	$324,162

Off balance sheet allowance for losses	(107,212)	(110,347)

Discount to present value	(36,719)	(33,495)

Retained interest in securitized assets	$177,370	$180,320

Outstanding balance of contracts sold through securitizations	$2,679,062	$2,635,042

NOTE 7 — NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share (“EPS”):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

	(IN THOUSANDS, EXCEPT $ PER SHARE)
Net Income	$642	$1,342	$1,415	$4,051

Weighted average shares outstanding	5,087	5,047	5,085	5,009

Net effect of dilutive stock options/warrants	55	307	109	205

Diluted weighted average shares outstanding	5,142	5,354	5,194	5,214

Net income per share:

Basic EPS	$0.13	$0.27	$0.28	$0.81

Diluted EPS	$0.12	$0.25	$0.27	$0.78

         At September 30, 2002, there were 1.99 million options and 184 thousand warrants outstanding.

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

NOTE 9 — SUBSEQUENT EVENTS

         In October of 2002, the Company securitized $450 million in Contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $8.3 billion in Contracts and currently has relationships with over 10,600 dealerships. The Company has expanded its operations from a single office in California to 18 Auto Finance Centers serving many regions of the United States.

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

         Retained Interest in Securitized Assets (“RISA”)

         RISA represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments. The estimates that Management makes during the execution of the securitization relate to the expected prepayment rate of the Contracts in the transaction, the discount rate to be applied to the cash flows and the amount of cumulative losses that will be experienced by the Contracts that are sold in the transaction. As these estimates are made at the inception of the transaction, they will have a degree of uncertainty as the transaction ages. The major impacts to these estimates relate to the general state of the economy at any given time and its effect on the performance of the Contracts in the transaction. During 1999, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 established income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method.

         RISA is classified in a manner similar to available for sale assets and as such is marked to market each quarter. Market value changes are calculated by discounting the estimated cash flows using a current market discount rate. Each quarter Management reviews its estimates of the cash flows and adjusts any that are inconsistent with its current estimates. If the effect of the new estimates reduces the present value of the cash flows and if the fair market value has declined below the carrying amount of the transaction, Management will record an impairment loss on the transaction. If the new estimated present value has declined but the carrying amount remains below the fair value, any change in the market value of the RISA is reported as a separate component of shareholders’ equity on the consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

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

         The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the RISA attributable to the risk of changing interest rates. The Company's interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions. Interest rate swap agreements are unwound upon securitization, whereby the gain or loss on the hedge is recorded to income and the associated component of the gain or loss previously recorded in other comprehensive income in reversed.

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

         All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction of the variability of cash flows that are to be received or paid in connection with the securitization (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and previously designated to qualify as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.

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

         Net interest income increased to $7.5 million for the quarter ended September 30, 2002, from $5.0 million for the same period in 2001. For the nine-month period, net interest income increased to $19.2 million, compared to $10.5 million for the same period in 2001. The increases were principally due to an increase in interest income generated from the Company’s RISA and a decrease in interest expense on the Company’s commercial paper line.

         The increase in net interest income was also due to an increase in yields realized under the provisions of Emerging Issues Task Force (“EITF”) 99-20, which requires amounts previously recognized as excess service fee income to be recognized as interest income. For the quarter ended September 30, 2002 total income recognized under EITF 99-20 was approximately $5.4 million, versus approximately $4.0 million for the same period in 2001. For the nine months ended September 30, 2002, income recognized under EITF 99-20 was $13.6 million, compared to $5.9 million for the same period in 2001. There was no EITF 99-20 income recognized in the first quarter of 2001, as the provisions did not become effective until April 1, 2001. Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $1.8 million for the quarter, compared to $0.9 million for the quarter ended September 30, 2001. For the nine-month period ended September 30, 2002, interest expense under the residual lines was $5.5 million, compared to $1.7 million for the same period in 2001. The Company classifies this interest expense as a component of net interest income to better match RISA revenues with RISA-secured expenses.

         Total commercial paper interest expense for the quarter was $1.0 million, compared to $1.9 million for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, interest expense on the Company’s commercial paper line was $3.5 million and $9.0 million respectively. The weighted average interest rate paid on the Company’s commercial paper line for the quarter was approximately 1.8%, compared to 3.7% for the same period in 2001. For the nine months ended September 30, 2002, the weighted average rate remained at approximately 1.8%, compared to 4.7% for the same period in 2001. Finance revenue earned on Contracts held on for sale and investment was $4.5 million and $3.8 million for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, finance revenue was $12.5 million and $13.8 million, respectively. The average balance of Contracts held on balance sheet was $158.0 million and $109.1 million for the quarters ended September 30, 2002 and 2001, respectively. For the nine-month period ended September 30, 2002 and 2001, the average balance of Contracts held on balance sheet were $147.4 million and $164.0 million, respectively.

         The following table illustrates the components of net interest income:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest Income
Interest Income — Contracts	$4,457	$3,763	$12,464	$13,813
Interest Income — RISA/Other	5,841	4,070	15,695	7,436

Total interest income	10,298	7,833	28,159	21,249

Interest Expense
Commercial paper	1,077	1,943	3,453	9,027
Residual lines	1,768	906	5,550	1,748

Total interest expense	2,845	2,849	9,003	10,775

Net interest income	$7,453	$4,984	$19,156	$10,474

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

         The Company completed one securitization qualifying for sale treatment totaling $450.0 million during the quarter ended September 30, 2002, resulting in a gain of $8.8 million, or 1.9% of the dollar amount of Contracts securitized, compared to a securitization of $400.0 million in the third quarter of 2001, resulting in a gain of $6.6 million or 1.6% of the dollar amount securitized. For the nine-month period ended September 30, 2002, the Company securitized a total of $1.2 billion, and recorded a combined gain of $19.0 million, or 1.6% of the amount securitized, compared to $1.2 billion securitized in 2001 and a gain of $26.2 million or 2.2% of the amount securitized. During the second quarter of 2002, the Company elected to refinance its residual cash flow securitization, which was originally executed during the first quarter of 2000, and recorded a gain of approximately $0.8 million.

         The increase in the gain as a percentage of the Contracts securitized for the third quarter of 2002 was principally due to a wider net interest rate spread realized on the third quarter securitization. The weighted average net interest rate spread for the securitization executed during the third quarter of 2002 was 1.89%, compared to 1.57% for the same period in 2001. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the securitization transaction and net of projected credit losses. The increase in spread was principally due to a reduction in the loss assumption for the third quarter securitization compared to the securitization executed during the third quarter of 2001. Management believes the reduction in the loss assumption is warranted, given the performance of securitizations executed after 2000, which have outperformed Management’s original credit assumptions. Interest rate spread is also affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities. For the nine-month period ended September 30, 2002, the weighted average net interest rate spread decreased to 1.62%, compared to 1.98% for the same period in 2001.

         During the quarter and nine-month period ended September 30, 2002, the Company recorded a $5.2 million and $9.6 million pre-tax impairment charge, respectively, on its RISA asset. While the Company has experienced a significant reduction in its overall delinquency rates since December 31, 2001, certain pre-2001 securitizations experienced higher losses and delinquency rates than initially projected at the inception of the transactions, which have been impacted by the slow-down in the economy and the lower credit quality of the borrower. The impairment charges have been recorded to reduce the gain on sale recorded in the three and nine-month periods ended September 30, 2002.

SERVICE FEE INCOME

         Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

         Servicing fee income was $12.8 million and $39.5 million for the quarter and nine-month period ended September 30, 2002, compared to $13.9 million and $41.9 million for the same periods in 2001. Included in the first three months of 2001, was approximately $1.1 million of excess service fee income recorded prior to the adoption of EITF 99-20. Excluding the effects of EITF 99-20, service fee income for the nine-month period of 2001 would have been approximately $40.8 million. The reduction in service fee income was principally due to a reduction in investment income received on trust cash accounts during the current periods reported.

PROVISION FOR CREDIT LOSSES

         The Provision for credit losses represents estimated net credit losses incurred on Contracts held on balance sheet. The provision for credit losses was $0.8 million and $(0.5) million for the three and nine-month period ended September 30, 2002, respectively, compared to $0.5 million and $1.0 million for the same periods in 2001. The provision for credit losses for the nine-month period ended September 30, 2002 reflects a sales tax refund applied during the second quarter of 2002 in the amount of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off.

OTHER INTEREST EXPENSE

         Other interest expense was $1.2 million for the period ending September 30, 2002, compared to $0.8 million for the same period in 2001. For the nine-month period, other interest expense was $3.2 million, compared to $3.0 million for the same period in 2001. Other interest expense includes interest and amortized fees on the Company’s subordinated debt, capital lease obligations and hedging activities under the guidelines of FAS 133. For the first quarter of 2001, the Company also included interest of approximately $0.9 million from its residual lines of credit. For 2002, the Company has classified interest expense from its residual lines of credit under net interest income as a means to match income generated under the provisions of EITF 99-20. The increase in interest expense for the third quarter and nine-month period ended September 30, 2002 was principally due to interest recorded in connection with FAS 133. Charges related to the guidelines of FAS 133 were $0.3 million and $0.8 million for the quarter and nine-month period ended September 30, 2002, compared to $0.2 million and $0.3 million for the same periods in 2001, respectively. The increases were principally due to increases in the ineffective portion of the unrealized loss on cash flow hedges due to more rapid interest rate declines throughout 2002 versus 2001 and the change in value of the forward premium between the swap execution date and the financial reporting date.

OPERATING EXPENSES

         The Company has made a significant effort to control operating expenses through renegotiation of existing service contracts beginning in 2000, and has effectively reduced its operating expenses as a percent of the serviced portfolio as a result of these efforts. Total operating expenses as a percent of the average serviced portfolio decreased to 2.96% for the nine months ended September 30, 2002, compared to 3.22% for the nine months ended September 30, 2001. Total operating expenses for the quarter ended September 30, 2002 decreased to $20.8 million, compared to $22.0 million for the same period in 2001. For the nine-month period ended September 30, 2002, total operating expenses decreased by 5.7%, or $3.9 million versus the same period in 2001. Significant decreases in operating expense categories for the nine-month period were realized in systems and servicing expense, telephone and utilities expense and legal and professional expense. The combined reduction of the three expense categories versus 2001 was approximately $4.0 million.

         The Company incurred salary and benefit expenses of $13.5 million for the quarter ended September 30, 2002, compared to $13.2 million for the same period in 2001. For the nine-month period ended September 30, 2002, total salary and benefit expense was $41.0 million, compared to $39.9 million for the same period in 2001. The increase for the three and nine-month period is principally due to normal merit increases and higher health care costs in connection with the Company’s benefit plans. Increases in salary and benefit expenses were partially offset by decreases in charges in connection with the services of temporary staff agencies. These charges are included as a component of total salaries and benefits displayed in the income statement. During 2001, the Company relied on the services of temporary staff to maintain its collection and data entry departments. Through the process of renegotiation and the establishment of a national service contract, the Company effectively reduced the costs related to these services during 2002, and expects that future expenses will decline further. During the third quarter of 2002, the Company has also initiated an automated process of receiving borrower credit applications electronically, which will further reduce staffing requirements in the Company’s data entry department. Total fees for temporary services for the three and nine-month period ended September 30, 2002 were $0.4 million and $1.8 million, compared to $0.9 million and $3.2 million for the same periods in 2001.

         System and servicing expense increased to $0.8 million for the quarter ended September 30, 2002 from $0.5 million for the quarter ended September 30, 2001. The increase is principally due to charges in connection with billing and correspondence fees from the Company’s outside service provider. During the quarter, the Company elected to transfer a significant portion of its customer correspondence to its outside service provider as a means to increase efficiency and consistency. For the nine-month period ended September 30, 2002, system and servicing charges decreased by $1.4 million. During the first half of 2001, the Company used the loan accounting and collection system of an external service provider. The charges associated with this provider were directly correlated to the number of Contracts serviced by the Company. As of July 1, 2001, the Company successfully converted to an in-house system and shortly thereafter terminated its agreement with the external provider.

         Telephone and data line expenses decreased to $1.1 million and $2.5 million for the three and nine-month period ended September 30, 2002, compared to $1.2 million and $3.7 million for the same periods in 2001. The significant decrease for the nine-month period was principally due to renegotiated contracts with the Company’s data and voice carriers during the year. Assuming no additional reduction in both local and long distance rates, the Company expects these charges to increase relative to the growth of the serviced portfolio.

         Depreciation expense decreased to $0.8 million and $2.7 million for the three and nine-month period ended September 30, 2002, compared to $1.1 million and $3.6 million for the same periods in 2001. Most system upgrades and leasehold improvements associated with the Company’s relocation to Foothill Ranch during 1999, and have been fully depreciated. Other operating expenses decreased by $1.4 million for the quarter and $1.5 million for the nine-month period ended September 30, 2002, compared to the same periods in 2001. Other operating expenses include professional fees, marketing, supplies, facility related charges, collection expenses, insurance fees and credit bureau fees. Significant reductions were realized in professional related fees during the quarter and nine-month period. Professional fees decreased by $0.3 million and $1.4 million for the quarter and nine-month period ended September 30, 2002, compared to the same periods in 2001. The decrease is principally due to the general improvement of the serviced portfolio.

INCOME TAXES

         The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for the quarter ended September 30, 2002 was 41.5%. For the quarter ended September 30, 2001, the effective tax rate was 40.1%.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

         Contracts held for sale totaled $216.8 million at September 30, 2002, compared to $191.7 million at December 31, 2001. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $450.0 million during the third quarter of 2002. The Company plans to continue to securitize Contracts on a regular basis.

         The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	FOR THE QUARTERS ENDED

	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,
	2002	2002	2002	2001	2001

	(DOLLARS IN THOUSANDS)
Contracts purchased during period	$403,199	$442,919	$378,180	$365,270	$430,940

Average monthly volume during period	134,399	147,640	126,060	121,757	143,646

Gain on sale of Contracts	8,807	4,536	5,645	7,938	6,591

RISA write-down	5,181	3,002	1,350	3,340	—

Contracts securitized during period	450,000	400,000	375,000	400,000	400,000

Servicing portfolio at period end	2,902,674	2,895,511	2,848,022	2,864,338	2,876,986

CONTRACTS HELD FOR INVESTMENT

         Contracts held for investment are net of a $1.9 million allowance for future losses for September 30, 2002 and a $1.3 million allowance for December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

ASSET QUALITY

         The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of predictive dialing and other systems. Annualized net charge-offs as a percentage of the average serviced portfolio were 2.53% and 2.88% for the quarter and nine-month period ended September 30, 2002, compared to 2.64% and 2.66% for the same periods in 2001. At September 30, 2002, thirty plus day delinquencies represented 2.26% of the amount of Contracts in its serviced portfolio compared to 4.01% at December 31, 2001. The reduction in delinquency and charge-offs for the quarter is principally due to the Company’s efforts to improve borrower credit statistics, and, to a lesser extent, to seasonal fluctuations. The increase in charge-offs for the nine-month period of 2002 is principally due to higher delinquency rates experienced during the fourth quarter of 2001. Off balance sheet reserves at September 30, 2002 were 4.0%, compared to 4.2% at December 31, 2001. Off balance sheet reserves are those reserves established and maintained on Contracts sold to the owner trusts in connection with securitizations.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	September 30, 2002		December 31, 2001

	Amount	No.	Amount	No.

	(Dollars in Thousands)
Serviced portfolio	$2,902,674	291,908	$2,864,338	289,426

Delinquencies(1)(2)

30 - 59 days	$46,528	6,022	$78,056	8,918

60 - 89 days	10,545	1,447	20,859	2,456

90+ days	8,549	1,406	15,887	2,023

Total	$65,622	8,875	$114,802	13,397

Total delinquencies as a percent of Serviced portfolio	2.26%	3.04%	4.01%	4.63%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.53% and 0.77% at September 30, 2002 and December 31, 2001, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 1.04% and 1.09% at September 30, 2002 and December 31, 2001, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

	(DOLLARS IN THOUSANDS)
Period end Contracts outstanding	$2,902,674	$2,876,986	$2,902,674	$2,876,986

Average servicing portfolio(1)	$2,902,140	$2,850,260	$2,877,018	$2,801,049

Number of gross charge-offs	3,201	3,197	10,039	9,813

Gross charge-offs	$21,620	$22,100	$76,499	$65,329

Net charge-offs(2)	$18,343	$18,835	$62,223	$55,950

Annualized net charge-offs as a percent of average Servicing portfolio	2.53%	2.64%	2.88%	2.66%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

         The following table illustrates the monthly cumulative loss performance of each of the securitized pools outstanding for the period from the date of securitization through September 30, 2002:

MONTH	98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

2	0.00%	0.02%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

3	0.02%	0.02%	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%

4	0.08%	0.04%	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%

5	0.19%	0.15%	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%

6	0.33%	0.27%	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%

7	0.45%	0.46%	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%

8	0.61%	0.57%	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%

9	0.82%	0.74%	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%

10	0.95%	0.94%	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%	0.44%

11	1.10%	1.12%	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%	0.51%

12	1.20%	1.30%	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%	0.59%

13	1.36%	1.54%	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%	0.78%

14	1.48%	1.73%	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%	0.89%

15	1.64%	1.90%	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%	1.62%	1.47%	1.33%	1.00%

16	1.89%	2.10%	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%	1.86%	1.64%	1.43%

17	2.05%	2.28%	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%	2.04%	1.78%	1.55%

18	2.22%	2.51%	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%	2.20%	1.96%

19	2.37%	2.71%	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%	2.41%	2.10%

20	2.50%	2.83%	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%	2.60%	2.25%

MONTH	98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C

21	2.67%	2.95%	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%	2.75%

22	2.79%	3.08%	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%	2.92%

23	2.92%	3.25%	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%	3.03%

24	3.06%	3.39%	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%

25	3.14%	3.45%	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%	4.37%

26	3.23%	3.57%	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%	4.54%

27	3.28%	3.72%	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%	4.74%

28	3.35%	3.81%	3.61%	3.88%	3.90%	4.22%	4.87%	4.91%

29	3.45%	3.91%	3.67%	4.01%	4.03%	4.42%	5.04%	5.07%

30	3.50%	4.05%	3.78%	4.14%	4.19%	4.58%	5.23%	5.22%

31	3.57%	4.13%	3.85%	4.25%	4.28%	4.71%	5.35%

32	3.67%	4.21%	3.96%	4.37%	4.43%	4.84%	5.48%

33	3.73%	4.27%	4.07%	4.49%	4.60%	4.98%

34	3.81%	4.33%	4.18%	4.55%	4.71%	5.11%

35	3.86%	4.42%	4.25%	4.66%	4.83%	5.21%

36	3.91%	4.46%	4.32%	4.79%	4.95%	5.32%

37	4.00%	4.55%	4.37%	4.86%	5.00%

38	4.04%	4.63%	4.44%	4.94%	5.07%

39	4.08%	4.73%	4.51%	5.00%

40	4.13%	4.76%	4.56%	5.05%

41	4.18%	4.80%	4.66%	5.12%

42	4.21%	4.87%	4.69%

43	4.23%	4.94%	4.72%

44	4.25%	5.00%	4.77%

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

         The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding commercial paper obligations. These facilities are then used to fund the purchase of Contracts or to finance normal operating expenses. The Company has historically operated on a negative cash flow basis from operating activities. Cash used in operating activities was $9.0 million for the nine months ended September 30, 2002, compared to $44.6 million during the same period in 2001. The change in cash used in operating activities for the nine months ended September 30, 2002 versus 2001 is principally due to the relative size of the securitizations executed in comparison to the total volume of Contracts originated during the same time period. For the nine-month period ended September 30, 2002, the Company securitized approximately $1.23 billion in Contracts and originated approximately $1.22 billion during the same period. During the nine months ended September 30, 2001, the Company securitized $1.20 billion in Contracts and originated approximately $1.24 billion in Contracts. During 2001, net yield credit triggers on five of the Company's outstanding securitizations were hit, restricting future cash releases from the corresponding spread accounts. As a result, the minimum spread account balances were increased, and any subsequent spread releases were first used to reduce the outstanding reinsurance balance.

         The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and did not open any branches during the quarter. Management is currently reviewing market conditions in both Ohio and New York. Capital acquisitions of $998 thousand during the nine months ending September of 2002 were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure, while acquisitions during 2001 were principally due to the initial charges related to the conversion and installation of the Company’s in-house loan accounting and collection system.

         CP Facility: As of September 30, 2002, the Company was party to a $355 million warehousing facility (the “CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the CP Facility. The CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges its Contracts held for sale to borrow from Triple-A. The CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

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

         As an additional source of funds, the Company utilizes residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction generated approximately $75.0 million in proceeds.

         Subordinated Debt: As of September 30, 2002, the Company had outstanding approximately $21.5 million of subordinated debt, $1.6 million of which is being amortized through February 2003 with a stated interest rate of 9.5%. $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $7.9 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance outstanding as of September 30, 2002 was 8.94%. The renewable notes have varying maturities ranging from three months to ten years.

         The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of September 30, 2002.

SECURITIZATIONS

         Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangement is Contract securitizations. Regular securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed three AAA/Aaa rated publicly underwritten asset-backed securitizations during the first, second and third quarters of 2002 in the amount of $375 million, $400 million and $450 million, respectively. During the first quarter, the Company completed its second residual securitization from the residual cash flows of nine outstanding securitizations. The Company did not record a gain on the transaction, as it was structured as a financing transaction rather than a sale. The transaction was rated by Moody’s Investor Service, Inc. as Ba2, with proceeds of approximately $75.0 million. A spread account equal to one year’s interest was structured into the transaction. The proceeds of the residual securitization were used to pay down the Company’s Residual Lines with affiliates of its securitization underwriters. Additionally, the Company refinanced its residual securitization from the first quarter of 2000 in the amount of $21.0 million during the second quarter of 2002. The Company plans to continue to integrate residual securitizations in its business plan as a regular source of liquidity.

         The net proceeds of securitizations are used to pay down outstanding indebtedness incurred under the Company’s credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through September 30, 2002, the Company has securitized $7.95 billion of its Contracts in 29 separate transactions. In each of its securitizations, the Company sold its Contracts to a newly formed grantor or owner trust, which issues certificates and/or notes in an amount equal to the aggregate principal balance of the Contracts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company’s earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company’s ability to manage interest rate risk. First, Contracts are purchased at fixed interest rates, while the amounts borrowed under the warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in a securitization is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts originated by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date Contracts are purchased and the pricing and completion of securitization transactions.

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

         Derivative financial instruments are utilized to manage the gross interest rate spread on the Company’s securitization transactions. The Company sells fixed rate Contracts to the trusts that, in turn, sell fixed rate securities to investors. The fixed rates on securities issued by the trusts are indexed to Swap rates on U.S. Treasury Notes with similar average maturities or various London Interbank Offered Rates (“LIBOR”). The Company periodically executes the sale of forward swap agreements to lock in the indexed rate for specific anticipated securitization transactions. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate by management based on the Company’s risk tolerance. All transactions are entered into for purposes other than trading, and are settled quarterly upon pricing of the securitization.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

         There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

ITEM 5. OTHER INFORMATION

FORWARD LOOKING STATEMENTS

         The preceding Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of Onyx Acceptance Corporation with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required by law, Onyx Acceptance Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by consumers and demographics of the lending markets of Onyx Acceptance Corporation; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto finance operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

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

We Depend on Warehouse Financing.

         We depend on a warehouse facility with a financial institution to finance the purchase or origination of Contracts pending securitization. See “Business Financing and Sale of Contracts.” Our business strategy requires that such financing continue to be available during the warehousing period.

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

We Depend on Residual Financing.

         When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the third quarter of 2002, the Company recorded a $5.2 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on several securitizations executed prior to 2001. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation is experiencing.

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

We Depend on Credit Enhancement.

         From inception through September 30, 2002, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

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

Effects of Terrorist Attacks and Military Response.

         The long-term economic impact of the events of September 11, 2001 and the United States’ continuing military response, remain uncertain, but could have a material effect on general economic conditions, consumer confidence, and market liquidity. No assurance can be given as to the effect of these events on consumer confidence and the performance of the Contracts. Any adverse impact resulting from these events could affect our results of operations, financial condition and cash flows.

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

Our Quarterly Earnings May Fluctuate.

         Our revenues have fluctuated in the past and are expected to fluctuate in the future principally as a result of the following factors:

•	the timing and size of our securitizations;

•	variations in the volume of our Contract acquisitions;

•	the interest rate spread between our cost of funds and the average interest rate of purchased Contracts;

•	the effectiveness of our hedging strategies;

•	the investor rate for securitizations; and

•	the marketability and execution of our residual interest securitizations.

•	a trigger event that would block release of future excess cash flows from the owner trusts’ respective spread accounts.

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

Item 2. Properties

         The Company did not own any real property at September 30, 2002. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri service center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood service center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE

10.128	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JP Morgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-C*

21.1	Subsidiaries of the Registrant.

99.1	Certification of the President, CEO and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the EVP, CFO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 1, 2002 (File No. 333-28893).

(b) REPORTS ON FORM 8-K

         None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

	By:	/s/ JOHN W. HALL

Date: November 14, 2002		John W. Hall President, CEO and Principal Executive Officer

	By:	/s/ DON P. DUFFY

Date: November 14, 2002		Don P. Duffy Executive Vice President, CFO and Principal Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John W. Hall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Onyx Acceptance Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN W. HALL John W. Hall President, CEO and Principal Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Don P. Duffy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Onyx Acceptance Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DON P. DUFFY Don P. Duffy Executive Vice President, CFO and Principal Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.128	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JP Morgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-C*

21.1	Subsidiaries of the Registrant.

99.1	Certification of the President, CEO and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the EVP, CFO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 1, 2002 (File No. 333-28893).