Form 10-K
period 2002-12-31
ONYX ACCEPTANCE CORP
filed 2003-03-31
CIK 1006614

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 28050

Onyx Acceptance Corporation

(Exact name of Registrant as specified in its charter)

Delaware	33-0577635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Onyx Acceptance Corporation

27051 Towne Centre Drive, Suite 100
Foothill Ranch, CA 92610
(Address of principal executive offices)(Zip code)

(949) 465-3900

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($0.01 Par Value)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      Based on the closing sale price of $4.10 the registrant’s Common Stock as quoted on the Nasdaq National Market on June 28, 2002, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $12.9 million on that date.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 29, 2003, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements

      When used throughout this Annual Report, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company’s business and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the automobile finance industry, the effect of economic conditions, litigation risks and the availability of capital to finance planned growth, may not be limited to those we have identified and disclosed in this Annual Report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading “Risk Factors.” Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Other than as may be required by law, the Company also undertakes no obligation to update these forward looking statements to reflect any future events or circumstances after the filing of this Annual Report.

Item 1.     Business

General

      Onyx Acceptance Corporation, a Delaware Corporation, (“Onyx” or the “Company”) is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the “Contracts”). The Company was founded in August 1993 by a team of executives with extensive automobile finance experience in the major aspects of prime and near-prime auto lending, including underwriting, servicing, information systems implementation, interest rate management, securitizations and auto dealer center management. The Company focuses its efforts on acquiring prime and near-prime Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase, origination and servicing of Contracts in February 1994, the Company has purchased or originated in excess of $8.7 billion in Contracts, has completed 30 securitizations and currently has an active dealer base of approximately 10,800 dealerships. The Company has expanded its operations from a single office in Orange County, California to 18 auto finance centers (the “Auto Finance Centers”) serving most regions of the United States.

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

Business Strategy

      The Company’s principal objective is to become one of the leading sources of prime and near-prime auto lending in the United States by leveraging the experience of its senior management team in this industry. The Company seeks to maintain and increase profitability through the implementation of the following strategies:

      Targeted Market and Product Focus: The Company targets the prime and near-prime auto lending market because it believes that prime and near-prime lending produces greater origination and operating efficiency than does sub-prime lending. The Company focuses on late model used rather than new vehicles, as management believes the risk of loss on used vehicles is lower, due to lower depreciation rates, while interest rates are typically higher.

      Localized Dealership Service: The Company provides a high level of service to its dealership base by underwriting and purchasing Contracts and marketing to and servicing dealerships on a local level through its Auto Finance Centers. The Company strategically locates its Auto Finance Centers in geographic areas of high dealership concentration to facilitate personal service in the local markets, including consistent buying practices, expanded hours of operation, competitive rates, a dedicated dealer service staff, fast turnaround time and systems designed to expedite the processing of Contract applications. This personal service is provided by account managers (the “Account Managers”) with an established reputation for responsiveness and integrity who call on dealerships in a consistent and professional manner. The Company believes that its local presence and service provide the opportunity to build strong and lasting relationships with dealerships.

      Expansion of Dealership Customer Base: The Company establishes active relationships with a substantial percentage of franchised dealerships in the regions in which it does business through its 18 Auto Finance Centers. The Company intends to establish additional relationships in 2003.

      Maintenance of Underwriting Standards and Portfolio Performance: The Company has developed an underwriting process that is designed to achieve attractive yields while minimizing delinquencies and losses. Based on its belief that a standardized commercially available credit scoring system is a less effective means of assessing credit risk, especially in the near-prime sector, the Company employs trained credit managers (the “Credit Managers”) in the local Auto Finance Centers to purchase Contracts satisfying the underwriting criteria developed by the Company. To assist in the underwriting process, the Company has developed an internal grading system that evaluates the borrower’s credit parameters and generates recommended advance and buy rates. Significant deviations from the suggested rates are investigated by the centralized Credit Audit Department. The Company’s Credit Managers and Account Managers are compensated as a team and their compensation relies, in part, upon the quality of underwriting of the Contracts they approve. The Company has developed a credit review process where a post-funding audit is performed on most purchases and originations by reviewing Contracts against the Company’s underwriting standards within days after they have been funded. This audit provides feedback to enhance the underwriting process. To further monitor the integrity of the underwriting process, management regularly tracks the yields, delinquency and loss rates of Contracts purchased by each Credit and Account Manager team.

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

      Liquidity Through Warehousing and Securitizations: The Company’s strategy is to complete securitizations on a regular basis and to use warehouse credit facilities to fund Contracts prior to securitization. To fund dealer participation and finance daily operations, the Company relies to a significant extent on credit facilities that are collateralized by the Company’s retained interest in securitized assets (“RISA”) as well as subordinated debt offerings. The Company periodically completes residual interest securitizations and sales to pay down these credit facilities. The Company also utilizes both securitization and hedging strategies to leverage its capital efficiently and to substantially reduce its interest rate risk.

Operations

      Dealership Marketing and Service: As of December 31, 2002, the Company had 18 Auto Finance Centers located throughout the United States and had relationships with approximately 10,800 dealerships. Of these dealerships, approximately 90% are franchised and approximately 10% are independent automobile dealerships. The Company believes that franchised and select independent automobile dealerships are most likely to provide the Company with Contracts that meet the Company’s underwriting standards. In an effort to reduce operating costs and improve efficiencies, the Company elected to consolidate the operations of its Encino Auto Finance Center with the operations of the Foothill Ranch, Corona and Roseville Centers in October of 2002.

      The Company has significantly expanded its customer base of automobile dealerships, and has increased the size of its serviced portfolio. The following table sets forth information about the Company’s Contracts and Auto Finance Centers as of the dates indicated:

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands)
Number of auto finance centers	14	17	19	19	18
Number of contracts purchased	86,150	127,628	131,648	115,141	108,212
Dollar volume of contracts collateralized by new vehicles	$186,654	$245,058	$301,100	$351,073	$424,107
Dollar volume of contracts collateralized by used vehicles	$851,881	$1,313,946	$1,370,603	$1,255,257	$1,189,934
Dollar volume of contracts	$1,038,535	$1,559,004	$1,671,703	$1,606,330	$1,614,041
Average dollar volume of contracts per auto finance center	$74,181	$91,706	$87,984	$84,543	$89,669
Number of active dealerships	5,401	7,617	9,741	10,115	10,827
Serviced portfolio	$1,345,961	$2,133,460	$2,690,607	$2,864,338	$2,905,968

      The Company’s objectives over the next 12 months are to expand its financing reach in metropolitan areas within the United States and to further develop relationships with existing franchised and select independent dealerships in the states where the Company is currently doing business. At present, the Company does not intend to open any new Auto Finance Centers in 2003.

      The Account Managers work from the Auto Finance Centers to solicit, enroll and educate dealerships as well as to maintain relationships with the Company’s existing dealership customer base. Each Account Manager visits the dealership finance manager at each targeted dealership in his or her territory and presents information about the Company’s dealership services. The Company’s services include expanded service hours and the ability to rapidly respond to credit applications. The Account Managers educate the dealership finance managers about the Company’s underwriting philosophy, including its preference for prime and near-prime quality Contracts collateralized by late model used motor vehicles and its practice of using trained Credit Managers (rather than sole reliance upon computerized scoring systems) to review applications.

      The Account Managers also advise the dealership finance managers regarding the Company’s commitment to serve a broad scope of qualified borrowers through its prime and near-prime auto lending programs: the “Premier”, the “Preferred”, the “Standard” and the “Standard plus” Programs. The Premier Program allows the Company to market lower interest rates in order to capture customers of superior credit quality. The Preferred Program allows the Company to offer Contracts at higher interest rates, in relation to the Premier Program, to borrowers with proven credit quality. The Standard Programs allows the Company to assist qualified borrowers, who may have experienced previous credit problems or have not yet established a significant credit history, at interest rates higher than the Company’s other programs.

      The Company enters into a non-exclusive dealership agreement containing certain representations and warranties by the dealership about the Contracts. After this relationship is established, the Account Managers continue to actively monitor the relationship to meet the Company’s objectives with respect to the volume of applications satisfying the Company’s underwriting standards. Due to the non-exclusive nature of the Company’s relationships with dealerships, the dealerships retain discretion to determine whether to solicit financing from the Company or from another source or sources for a customer seeking to finance a vehicle purchase. The Account Managers regularly telephone and visit dealership finance managers to reinforce to them the Company’s objectives and to answer any questions they may have. To increase the effectiveness of these contacts, the Account Managers can obtain from the Company’s management information systems real-time information listing by dealership the number of applications submitted, the Company’s response and the reasons why a particular application was rejected. The Company believes that the personal relationships its Account Managers, Credit Managers and Auto Finance Center Managers establish with the finance managers at the dealerships are a significant factor in creating and maintaining productive relationships with its dealership customer base.

Underwriting and Purchasing of Contracts

      The Company’s underwriting standards are applied by trained Credit and Account Managers with a personal, hands-on analysis of the creditworthiness of each applicant, rather than sole reliance upon standardized commercially available credit scoring systems used by several of the Company’s competitors. The Company believes that credit-scoring systems may approve applicants who are in fact not creditworthy, while denying credit to others who may have acceptable credit risk for the interest rate being charged. In addition, the Company believes that it can enhance the relationship with its dealership and consumer customer base by having its Credit and Account Managers utilize a rules/ exception based automated credit and audit system. The Credit and Account Managers personally review each application and communicate to the submitting dealership the results of the review, including the reasons why a particular application may have been declined. This practice encourages the dealership finance managers to submit Contracts meeting the Company’s underwriting standards, thereby increasing the Company’s operating efficiency. In order to ensure consistent application of its underwriting standards as its volume of Contract purchases increases, the Company has a formal internal training program for new and existing Credit and Account Managers.

      The underwriting process begins when an application is either faxed by a dealership to a central toll-free number, at the Company’s corporate headquarters where it is input into the Company’s front-end application processing system, or received electronically from the dealership. Each application is evaluated by a Credit or Account Manager in the local Auto Finance Center using uniform underwriting standards developed by the Company. These underwriting standards are intended to assess the applicant’s ability to timely repay all amounts due under the Contract and the adequacy of the financed vehicle as collateral. To evaluate credit applications, the Credit or Account Manager reviews, among other things, on-line information, including reports of credit reporting agencies, nationally recognized vehicle valuation services, and ownership of real estate listed on an application. The Company has installed an in-house grading system to facilitate its current underwriting standards. The system analyzes the borrower’s credit profile and collateral and produces recommended advance and buy rate guidelines. The system also performs additional fraud checks to alert the users of potential problems with the application. The system also ties in the overall Contract grade with the user’s credit limits, as each user is assigned a credit limit within each grade the Company offers. If the application falls outside the user’s limits, the system will prompt the application to be reviewed by a higher user level. The system was installed to further enhance the enforcement of the Company’s credit policies and to monitor credit exceptions on a real-time basis. The Company’s wide area network permits a Credit or Account Manager in any Auto Finance Center to access an application on a real-time basis. This computer network enables senior management to efficiently review Contracts requiring senior approval, and permits the Company to seamlessly shift underwriting work among its Auto Finance Centers to increase operating efficiency. Finally, the Company’s risk management reporting system permits daily review by senior management of operating results sorted by any number of variables, including by Credit/ Account Manager, Auto Finance Center or dealership.

      The funds advanced by the Company to purchase a Contract generally do not exceed: (i) for a new financed vehicle, the dealer’s invoice plus taxes, title and license fees, any extended warranty and credit insurance; or (ii) for a used financed vehicle, the wholesale value assigned by a nationally recognized vehicle valuation service value guide, plus taxes, title and license fees, any extended warranty and credit insurance. However, the actual amount advanced for a Contract may be limited by a number of factors, including the length of the Contract term, the make, model and year of the financed vehicle and the creditworthiness of the obligor. These adjustments are made to insure that the financed vehicle constitutes adequate collateral to secure the Contract. Contracts purchased or originated in 2002 had an average loan to value ratio of 101%.

      Once the review of an application is completed, the Credit or Account Manager communicates the decision to the dealership specifying approval, conditional approval (for example, conditioned on an increase in the down payment, reduction in the term of the financing, or the addition of a co-signer to the Contract), or denial.

      The dealership is required to deliver the necessary documentation for each Contract approved for purchase by the Company to the originating Auto Finance Center. The Company audits such documents for completeness and consistency with the application, providing final approval for the funding of the Contract once these requirements have been satisfied. The completed Contract file is then promptly forwarded to the corporate headquarters.

      The Auto Finance Center purchasing the Contract funds the purchase and may pay the dealer a fee in the form of dealer participation in the finance income. The dealership can receive 100% of the dealer participation, at purchase or at month-end, and the Company is entitled to recover from the dealership over the life of the Contract the unearned portion of the dealer participation in the event of a prepayment of the purchased Contract or charge-off of the Contract. The Company also offers other participation methods, in which the Company pays less than 100% of the dealer participation, but for which the dealership is under no obligation to refund any unearned participation amount if the Contract defaults or pre-pays after the expiration of a set period of time after the Contract purchase date.

      The Company conducts a post-funding credit review of a significant portion of its Contracts through its centralized Credit Audit Department. In the review, the funded application is re-examined to ensure compliance with the Company’s underwriting requirements. As part of the post-funding review, a predetermined sampling of approximately one out of eight Contracts is selected for which the borrower is contacted to verify certain information on the Contract. The results are then reviewed by senior management to ensure consistent application of the Company’s underwriting standards.

      The Company employs a compensation system for its Credit Managers, Account Managers and Auto Finance Center Managers as teams, and is designed to reward those employees whose Contract purchases meet the Company’s volume and yield objectives while preserving credit quality. Generally, these bonuses are payable monthly, and constitute a significant portion of an employee’s compensation. The Company believes this incentive compensation system motivates employees to purchase only those prime and near-prime quality Contracts that meet the Company’s objectives of increasing volume at targeted yields while preserving credit quality.

      The following table sets forth information about the Company’s Contracts as of the dates indicated:

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands)
Contracts purchased	$1,038,535	$1,559,004	$1,671,703	$1,606,330	$1,614,041
Average contract amount purchased	$12.1	$12.2	$12.6	$14.0	$14.9
Weighted average initial term (months)	57.5	57.0	57.2	58.2	59.3
Percentage of dollar amount of contracts purchased and collateralized by new motor vehicles	17.97%	15.72%	18.01%	21.86%	26.28%
Percentage of dollar amount of contracts purchased and collateralized by used motor vehicles	82.03%	84.28%	81.99%	78.14%	73.72%

      Periodically the Company performs an analysis of its serviced portfolio to evaluate the effectiveness of its underwriting guidelines. As external economic factors, credit delinquencies or credit losses change, the Company may adjust its underwriting guidelines and/or incentive compensation system to maintain the asset quality deemed acceptable by the Company’s management.

Servicing and Collection Procedures

      The Company services all Contracts in its serviced portfolio. The Company currently outsources its customer billing functions. Through a service provider, the Company mails to each obligor a monthly billing statement approximately 20 days prior to the due date. The Company believes this method has proven to be more effective in controlling delinquency, and therefore losses, than payment coupon books which are delivered to the obligor at the time the Contract is purchased. The Company charges a late fee, where allowed by law, on any payment received after the expiration of the applicable grace period. Most payments from obligors are deposited directly into a lockbox account while the remainder of payments are received directly by the Company and promptly deposited by the Company into the lockbox account.

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

Collection Procedures

      Collection activities with respect to delinquent Contracts are performed by the Company at its Foothill Ranch, California and Hazelwood, Missouri collection centers. Collection activities include prompt investigation and evaluation of the causes of any delinquency. An obligor is considered delinquent when he or she has failed to make a scheduled payment under the Contract within 30 days of the related due date (each a “Due Date”).

      To automate its collection procedures, the Company uses features of its computer systems to provide tracking and notification of delinquencies. The collection system provides relevant obligor information (for example, current addresses, phone numbers and loan information) and records of all Contracts. The system also records an obligor’s promise to pay and provides supervisors the ability to review collection personnel activity and to modify collection priorities with respect to Contracts. The Company also utilizes a predictive dialing system to make phone calls to obligors whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of obligors from a file of records extracted from the Contract database. By eliminating time wasted on attempting to reach obligors, this system permits a collector to work on average 3 times the number of accounts. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all obligors who cannot be reached by telephone.

      Once an obligor is more seriously delinquent, these accounts are assigned to specific collectors at the Foothill Ranch or Hazelwood collection centers who have primary responsibility for such delinquent accounts until they are resolved. To expedite collections from late paying obligors, the Company uses several Western Union payment services which allow an obligor to remit payments which are in turn deposited to the Company’s lockbox account.

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

      If the proceeds from the sale of a repossessed vehicle fall short of the balance due on the Contract, the Company will experience a loss. The current policy of the Company is to recognize losses on repossessed vehicles in the month in which the vehicle is sold or in which a scheduled payment becomes 120 days delinquent, whichever occurs first. Losses may occur in connection with delinquent Contracts for which the vehicle was not repossessed, either because of a discharge of the obligor’s indebtedness in a bankruptcy proceeding or due to the Company’s inability to locate the financed vehicle or the obligor. In these cases, losses are recognized at the time a Contract is deemed uncollectible or during the month a scheduled payment under the Contract becomes 150 days past due, whichever occurs first.

      Upon repossession and sale of the financed vehicle, any deficiency remaining is pursued against the obligor to the extent deemed practical by the Company and to the extent permitted by law. The loss recognition and collection policies and practices of the Company may change over time in accordance with the business judgment of the Company’s management.

Modifications and Extensions

      The Company offers certain credit-related extensions to obligors. These extensions are offered only when the Company believes that the obligor’s financial difficulty has been resolved or will no longer impair the obligor’s ability to make future payments.

Insurance

      Each Contract requires the obligor to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. In the event that the obligor fails to maintain the required insurance, however, the Company has purchased limited comprehensive and collision insurance from Great American Insurance Companies. A portion of the policy provides the Company with protection on each uninsured or underinsured financed vehicle against total loss, damage or theft. In conjunction with the blanket coverage, the Company also has the ability to place month-to-month insurance certificates through Great American Insurance Companies on uninsured accounts whose Contracts allow for such placement. To further reduce its exposure to uninsured motorists, the Company operates an insurance tracking function at its corporate headquarters. This department systematically records cancellations, expirations and renewals and initiates contacts with both obligors and insurers to maximize compliance with Company policy.

Financing and Sale of Contracts

      The Company financed the acquisition and origination of Contracts primarily through its Triple-A CP Facility described below, through December 31, 2002. As a means to improve liquidity, the Company expanded and diversified its lending lines with the execution of a new $150.0 million warehouse facility sponsored by CDC Financial Products Inc. and guaranteed by XL Capital Assurance Inc., in January 2003, as further discussed below (the “CDC CP Facility”). The Triple-A CP Facility and the CDC CP Facility are collectively referred to as the CP Facilities.

      CP Facility: As of December 31, 2002, the Company was party to a $355 million warehousing facility (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

      In January 2003, a subsidiary of the Company, Onyx Acceptance Receivables Corporation (“OARC”), executed a $150 million warehouse facility with CDC Financial Products Inc. (“CDC”) and guaranteed by XL Capital Assurance Inc., which will provide warehouse funding for the purchase or origination of Contracts and will be used in concert with the Triple-A CP Facility the Company currently has in place. The Company pledges certain of its Contracts held for sale to borrow under the CDC CP Facility. The CDC CP Facility expires in January 2004 but may be renewed by agreement of the parties. In conjunction with the procurement of the new facility, the Company elected to reduce its line with Triple-A One Funding Corporation and MBIA to $300 million.

      The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets (“RISA”) as well as through proceeds from subordinated debt offerings.

      The Residual Lines: The Company, through Onyx Acceptance Funding Corporation (“Fundco”), currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation (“SBRC”) and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). (The SBRC facility together with the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan. The CSFB-Europe line was renewed in October 2002 for a one-year term.

      Residual Securitizations: As an additional source of funds, the Company utilizes residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction generated approximately $75.0 million in proceeds.

      Subordinated Debt: As of December 31, 2002, the Company had outstanding approximately $27.1 million of subordinated debt, $0.6 million of which is being amortized through February 2003 with a stated interest rate of 9.5%. $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $14.5 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of December 31, 2002 was approximately 8.6%. The renewable notes have varying maturities ranging from three months to ten years.

      The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2002.

      Hedging and Interest Rate Risk Management: The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations, and which historically has involved the execution of forward interest rate swaps or use of a pre-funding structure for the Company’s securitizations. The Company is not required to maintain collateral on the outstanding hedging program, until the point where the fair value of the swap declines below ($1.0) million.

      Securitization: Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.675 billion in 2002.

      The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company’s credit facilities used to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through December 31, 2002, the Company had securitized approximately $8.4 billion of Contracts in 30 separate transactions. In each of its securitizations, the Company sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

      To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy (the “Financial Guarantee Insurance Policy”) insuring the payment of principal and interest due on the asset-backed securities.

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

Government Regulation

      The Company is subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations, including the Sarbanes-Oxley Act of 2002. The Company is required to comply with the laws of those states in which it conducts operations. Management believes that it is in compliance with these laws and regulations.

      Consumer Protection Laws: Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board’s Regulations B and Z, states’ adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code (the “UCC”), state and federal privacy laws and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit and collection practices. The Truth-in-Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants (including retail installment contract obligors) on the basis of specific enumerated criteria. Creditors are also required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved. The rules of the Federal Trade Commission (the “FTC”) limit the types of property a creditor may accept as collateral to secure a consumer obligation, and its holder in due course rules provide for the preservation of the consumer’s claims and defenses when a consumer obligation is assigned to a holder. With respect to used vehicles specifically, the FTC’s rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer’s Guide which explains any applicable warranty coverage for such vehicles. Also, some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases these provisions, if violated, could affect the Company’s ability to enforce the Contracts it purchases or originates.

Employees

      The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal crossover of duties. At December 31, 2002, the Company had 968 full-time employees, none of whom were covered by collective bargaining agreements. The Company believes it has good relationships with its employees.

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

      We have historically operated on a negative cash flow basis, excluding the effects of securitization transactions, but expect to generate positive cash flow on a monthly basis by year-end 2003, provided the volume of Contract purchases remains steady on an annual basis. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We Depend on Warehouse Financing.

      We depend on warehouse facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. See “Business Financing and Sale of Contracts.” Our business strategy requires that such financing continue to be available during the warehousing period.

      Whether the CP Facilities continue to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facilities and comply with certain financial covenants contained in the sale and servicing agreements between us, as seller, and our respective wholly-owned special purpose finance subsidiary, Finco or Recco, as purchaser. These financial covenants include:

•	a minimum ratio of net worth plus subordinated debt to total assets;

•	a maximum ratio of credit enhancement assets to tangible net worth; and

•	earnings before interest, depreciation and taxes coverage ratio.

      We cannot assure you that our CP Facilities will be available to us or that it will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facilities when they expire, our results of operations, financial condition and cash flows could be materially and adversely affected.

We Depend on Residual Financing.

      When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the year, the Company recorded a $15.1 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on several securitizations executed prior to 2001. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation is experiencing.

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

We Depend on Credit Enhancement.

      From inception through December 31, 2002, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

•	we will be able to continue to obtain credit enhancement in any form from our current providers;

•	we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

•	future securitizations will be similarly rated.

      We also rely on financial guarantee insurance policies to reduce our borrowing cost under the CP Facilities. If our current providers’ credit ratings are downgraded or if they withdraw the credit enhancement, we could be subject to higher interest costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

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

      Second, the spread can be adversely affected after a Contract is purchased or originated and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. While the CP Facilities permit us to select maturities to coincide with the projected end of the warehouse period, if we selected a shorter maturity or had a delay in completing a securitization, we would face this risk.

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

We Will Be Adversely Affected When Contracts are Prepaid or Defaulted.

      Our results of operations, financial condition, cash flows, and liquidity depend, to a material extent, on the performance of Contracts purchased, originated, warehoused, and securitized by us. A portion of the Contracts acquired by us may default or prepay during the warehousing period. We bear the risk of losses resulting from payment defaults during the warehousing period. In the event of payment default, the collateral value of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. We maintain an allowance for credit losses on Contracts held for investment, which reflects management’s estimates of anticipated credit losses during such period. If the allowance is inadequate, then we would recognize as an expense the losses in excess of such allowance, and our results of operations could be adversely affected. In addition, under the terms of the CP Facilities, we are not able to borrow against defaulted Contracts.

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

      During the year ended 2002, the Company recorded an impairment loss of $15.1 million, compared to $3.3 million for the quarter and year ended December 31, 2001. The impairments principally reflect the adverse performance of six securitizations executed during 1999 and 2000, stemming from higher than expected losses and delinquency.

Effects of Terrorist Attacks and Military Response.

      The long-term economic impact of the events of September 11, 2001 and the United States’ continuing military response, remain uncertain, but could have a material effect on general economic conditions, consumer confidence, and market liquidity. No assurance can be given as to the effect of these events on the performance of the Contracts. Any adverse impact resulting from these events could materially affect our results of operations, financial condition and cash flows.

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

We Will Be Adversely Affected If We Lose Servicing Rights.

      Our results of operations, financial condition and cash flows would be materially and adversely affected if any of the following were to occur:

•	loss of the servicing rights under our sale and servicing agreements for the CP Facilities; or

•	loss of the servicing rights under the applicable sale and servicing agreement of an owner trust.

      We are entitled to receive servicing income only while we act as servicer under the applicable sale and servicing agreement. Under the CP Facilities, our right to act as servicer can be terminated by our lender or financial insurer, upon the occurrence of certain events.

Our Quarterly Earnings May Fluctuate.

      Our revenues have fluctuated in the past and are expected to fluctuate in the future principally as a result of the following factors:

•	the timing and size of our securitizations;

•	the performance of our serviced portfolio;

•	variations in the volume of our Contract acquisitions;

•	the interest rate spread between our cost of funds and the average interest rate of purchased Contracts;

•	the effectiveness of our hedging strategies;

•	the investor rate for securitizations;

•	the marketability and execution of our residual interest securitizations; and

•	a trigger event that would block release of future excess cash flows from the securitization trusts’ respective spread accounts.

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

We May Be Harmed by Adverse Economic Conditions.

      We are a motor vehicle consumer auto finance company whose activities are dependent upon the sale of motor vehicles. Our ability to continue to acquire Contracts in the markets in which we operate and to expand into additional markets is dependent upon the overall level of sales of new and used motor vehicles in those markets. A prolonged downturn in the sale of new and used motor vehicles, whether nationwide or in the California market, could have a material adverse impact upon us, our results of operations and our ability to implement our business strategy.

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

We Are Subject to Many Regulations.

      Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

•	require us to comply with certain requirements due to our being a publicly traded company;

•	require us to obtain and maintain certain licenses and qualifications;

•	limit the interest rates, fees and other charges we are allowed to charge;

•	limit or prescribe certain other terms of our Contracts;

•	require us to protect the privacy of consumer information;

•	require specific disclosures; and

•	define our rights to repossess and sell collateral.

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

Item 2.     Properties

      The Company did not own any real property at December 31, 2002. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri collection center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood collection center is approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

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

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters: Price Range of Common Stock

      The Company’s Common Stock is traded on the NASDAQ under the symbol “ONYX”. The following table provides quarterly high and low closing prices for the Company’s Common Stock for the years ended December 31, 2002 and December 31, 2001.

	High	Low

2001
First quarter	$4.13	$3.00
Second quarter	$6.95	$3.53
Third quarter	$6.84	$5.00
Fourth quarter	$5.52	$4.30

2002
First quarter	$5.10	$3.52
Second quarter	$5.20	$3.76
Third quarter	$4.29	$2.55
Fourth quarter	$3.83	$2.29

      At March 20, 2003, there were approximately 1,191 beneficial holders of the Company’s Common Stock.

Dividend Policy

      The Company’s ability to pay or declare dividends is restricted by the terms of certain of its credit facilities.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands, except for per share amounts)
Statement of Operations Data:
REVENUE:
Net interest income(6)	$10,950	$9,727	$4,307	$12,981	$27,027
Servicing fee income(6)	17,444	31,023	51,521	57,256	51,973
Gain on sale of contracts (net)	36,417	53,920	45,029	30,765	13,904

Total revenues	64,811	94,670	100,857	101,002	92,904

EXPENSES:
Provision for credit losses(5)	1,580	1,246	990	1,079	(8)
Interest expense — other(6)	4,419	5,727	5,592	2,917	4,255
Operating expenses	48,426	70,959	84,304	89,535	84,660

Total expenses	54,425	77,932	90,886	93,531	88,907

Income before income taxes	10,386	16,738	9,971	7,471	3,997
Income taxes	4,310	6,946	4,136	3,061	1,658

Net income	$6,076	$9,792	$5,835	$4,410	$2,339

Net income per share of Common Stock:
Basic	$0.99	$1.59	$1.03	$0.88	$0.46
Diluted	$0.95	$1.50	$1.00	$0.84	$0.45
Basic shares outstanding (in thousands)	6,112	6,174	5,657	5,026	5,085
Diluted shares outstanding (in thousands)	6,425	6,514	5,811	5,232	5,179
Operating Data:
Contracts purchased during the period	$1,038,535	$1,559,004	$1,671,703	$1,606,330	$1,614,041
Number of contracts purchased during the period	86,150	127,628	131,648	115,141	108,212
Contracts securitized during the period	$911,760	$1,450,000	$1,720,000	$1,600,000	$1,675,000
Number of active dealerships (at end of period)	5,401	7,617	9,741	10,115	10,827
Operating expenses as percentage of average serviced portfolio during the period(1)	4.7%	4.1%	3.4%	3.1%	2.9%
Selected Portfolio Data:
Serviced portfolio (at end of period)	$1,345,961	$2,133,460	$2,690,607	$2,864,338	$2,905,968
Average serviced portfolio during the period(1)	$1,023,237	$1,728,875	$2,456,796	$2,818,572	$2,883,497
Number of contracts in serviced portfolio (at end of period)	131,862	209,745	269,372	289,426	291,898
Weighted average annual percentage rate (at end of period)(2)	14.72%	14.77%	14.67%	13.38%	11.87%
Delinquencies as a percentage of the dollar amount of serviced portfolio (at end of period)(3)	2.54%	2.81%	4.14%	4.01%	2.58%
Net charge-offs as a percentage of the average serviced portfolio during the period(1)	1.72%	1.85%	2.30%	2.78%	2.77%

	As of December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,929	$5,190	$3,130	$1,135	$72
Restricted cash	—	—	—	—	3,430
Contracts held for sale(4)	151,952	229,475	173,784	191,716	175,280
Contracts held for investment(4)	—	—	—	3,539	8,406
Credit enhancement assets	112,953	142,884	146,013	184,300	177,108
Total assets	275,422	393,835	331,380	386,285	367,936
Warehouse borrowings	150,044	232,288	172,509	190,008	166,007
Excess servicing and residual lines	49,556	55,880	41,138	68,355	45,599
Subordinated debt	10,000	10,000	19,505	16,232	27,128
Stockholders’ equity	43,824	53,108	55,593	59,701	65,369

(1)	Averages are based on daily balances.

(2)	The weighted averages are based on the serviced portfolio outstanding at the end of the period.

(3)	Excludes repossessed inventory and accounts in bankruptcy.

(4)	Contracts held for sale and investment excludes dealer participation and allowance for credit losses. See Note 4 to the Consolidated Financial Statements.

(5)	The provision for credit losses for the year ended December 31, 2002 reflects a sales tax refund of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off.

(6)	Effective April 1, 2001, the Company adopted EITF 99-20. Prior to the adoption of EITF 99-20, the balance of RISA was amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. The adoption of EITF 99-20 resulted in amounts previously recognized as service fee income being recognized as interest income. Additionally, certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2002 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $8.7 billion in Contracts and currently has relationships with approximately 10,800 dealerships. The Company has expanded its operations from a single office in California to 18 Auto Finance Centers serving many regions of the United States.

      The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future excess cash flows generated by securitization trusts, and earns fees from servicing the securitized Contracts.

      The following table illustrates the changes in the Company’s Contract acquisition volume, total revenue, securitization activity and serviced portfolio during the past three fiscal years.

Selected Financial Information

	For the Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Contracts purchased during year	$1,671,703	$1,606,330	$1,614,041
Average monthly purchases during the year	139,308	133,860	134,503
Net interest income	4,307	12,981	27,027
Gain on sale of contracts	45,967	34,105	28,199
Impairment	—	(3,340)	(15,178)
Residual Securitization Sale	(938)	—	883
Service fee income	51,521	57,256	51,973
Total revenue(1)	100,857	101,002	92,904
Contracts securitized during the year	1,720,000	1,600,000	1,675,000
Serviced portfolio at year end	2,690,607	2,864,338	2,905,968

(1)	Total revenue is comprised of net interest income, service fee income and gain on sale of contracts.

Contracts Purchased and Serviced Portfolio

      In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift its purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores, slower volume growth and an improvement in overall borrower statistics. This improvement continued throughout 2002. The reduction in growth also reflects the softening of the economy and, to a lesser extent, the events of September 11th and zero percent financing incentives offered by most of the automobile manufacturers. The reduction in Contract purchases, since the modification of the Company’s compensation system, has resulted in a lower growth rate of the Company’s serviced portfolio. The serviced portfolio at December 31, 1999, was $2.1 billion compared to $2.7 billion at December 31, 2000, an increase of 26.1%. This rate of growth declined to 6.5% for 2001 and 1.5% percent for 2002, as the serviced portfolio remained at approximately $2.9 billion for both December 31, 2001 and 2002.

      With Contract purchases stable, management has continued to focus its efforts on reviewing and utilizing automation tools to assist in the underwriting and credit review processes. The resulting enhancements to the front-end credit decision processes are expected to improve the speed of the decision and the amount of information available to the credit officers. Management has also enhanced the post funding review process of the underwriting decision so that the process is more automated and can be customized to select and analyze Contracts meeting specific criteria.

Critical Accounting Policies

      Credit Enhancement Assets: SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

      Credit enhancement assets consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Trust receivables	$3,506	$3,980
RISA	173,602	180,320

Total	$177,108	$184,300

      Trust receivables represent initial deposits in spread accounts.

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

      Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. The Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.7 years. Credit loss assumptions range from 3.8% to 4.4% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which during 2002 ranged from 11% to 12%. As of December 31, 2002, the discount rates used for valuing RISA ranged from 8.5% to 11%, and loss assumptions ranged from 3.8% to 5.9% cumulative. Changes in loss, prepayment and discount rate assumptions applied upon the execution of the securitization could have a material effect on the original gain recorded. The Company has disclosed under Note-6 to its audited financial statements, a sensitivity analysis of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions.

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

      The Company computes a gain on sale with respect to Contracts securitized based on the present value of the estimated future excess cash flows to be received from such Contracts using a market discount rate. Gain on sale is recorded as a credit enhancement asset on the statement of financial condition. The gain recorded in the statement of income is adjusted for prepaid dealer participation, issuance costs, the gain or loss on the termination of the cash flow hedge and impairment charges. The gain on the sale of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts.

      During the year ended 2002, the Company recorded an impairment loss of $15.1 million, compared to $3.3 million for the year ended December 31, 2001. The impairments principally reflect the adverse performance of six securitizations executed during 1999 and 2000, stemming from higher than expected losses and delinquency on such securitizations.

      Effective April 1, 2001, the Company adopted EITF 99-20. Prior to the adoption of EITF 99-20, the balance of RISA was amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. The adoption of EITF 99-20 resulted in amounts previously recognized as service fee income being recognized as interest income.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

      The Company had net income of $2.3 million for the year ended December 31, 2002, compared to net income of $4.4 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively. The decrease in net income for the year was principally due to a reduction in gains realized on securitizations to $13.9 million in 2002 from $30.8 million and $45.0 million in 2001 and 2000 respectively. While the Company has experienced a significant reduction in its overall delinquency rates since December 31, 2001, certain pre-2001 securitizations experienced higher losses and delinquency rates than initially projected at the inception of the transactions, as a result of the slow-down in the economy and the lower credit quality of the borrowers. The impairment charges have been recorded to reduce the gain on sale recorded for the year. Total impairment charges were $15.1 million and $3.3 million for the years ended December 31, 2002 and 2001 respectively. The decrease in gain recorded for the year ended December 31, 2002 was partially offset by an increase in net interest income as discussed below.

      Net Interest Income. Net interest income consists primarily of 1) the difference between the finance revenue earned on Contracts held on balance sheet during the warehousing period and the interest costs associated with the Company’s borrowings to purchase such Contracts; and 2) the difference between income accreted on RISA and the interest costs associated with residual line borrowings secured by RISA.

      Net interest income increased to $27.0 million for 2002, from $13.0 million during 2001, and $4.3 million during 2000. The increases were principally due to an increase in interest income generated from the Company’s RISA and a decrease in interest expense on the Company’s commercial paper line. The increase in net interest income was also due to an increase in yields realized under the provisions of Emerging Issues Task Force (“EITF”) 99-20, which requires amounts previously recognized as excess service fee income to be recognized as interest income. For the year ended December 31, 2002 total income recognized under EITF 99-20 was approximately $21.2 million, versus approximately $8.4 million for the same period in 2001. The effective yield recognized under the provisions of EITF 99-20 during 2002 was 12.0%, compared to 6.7% in 2001. The increase in yield for 2002 was principally due to lower credit losses and better overall performance on the Company’s 2001 and 2002 securitizations versus its original projections made at the time of sale. There was no EITF 99-20 income recognized prior to the second quarter of 2001, as the provisions did not become effective until April 1, 2001. Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $7.1 million for the year, compared to $2.6 million for the year ended December 31, 2001. The increase was due to interest expenses associated with the issuance of the $75.0 million residual securitization executed in March of 2002. The Company classifies this interest expense as a component of net interest income to better match RISA revenues with RISA-secured expenses. Previous to EITF 99-20, the Company classified interest expense associated with its residual lines under other interest expense, not as a component of net interest income.

      Total commercial paper interest expense for the year was $4.5 million, compared to $10.2 million and $14.8 million for the same periods in 2001 and 2000 respectively. The weighted average interest rate paid on the Company’s commercial paper line for the year was approximately 1.7%, compared to 6.2% and 7.4% for 2001 and 2000, respectively. Finance revenue earned on Contracts held for sale and investment was $17.2 million, $17.4 million and $19.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The table below depicts the major components of net interest income.

	For the Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Income:
Finance Revenue (net of participation amortization)	$19,068	$17,419	$17,226
RISA income	—	8,386	21,336

Total interest income	19,068	25,805	38,562
Expense:
Warehouse lines	14,761	10,249	4,450
Residual lines	—	2,575	7,085

Total interest expense	14,761	12,824	11,535

Net interest income	$4,307	$12,981	$27,027

      Servicing Fee Income. Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

      Servicing fee income was $52.0 million for the year ended December 31, 2002, compared to $57.3 million and $51.5 million for the same periods in 2001 and 2000, respectively. The reduction in service fee income was principally due to a reduction in investment income received on trust cash accounts during the current periods reported. Additionally, included in the first three months of 2001, was approximately $1.1 million of excess service fee income recorded prior to the adoption of EITF 99-20. For the year ended December 31, 2000, excess service fee income was approximately $1.6 million.

      Gain on Sale of Contracts. The Company computes a gain on sale with respect to Contracts securitized based on the present value of the estimated future excess cash flows to be received from such Contracts using a market discount rate. Gain on sale is recorded as a credit enhancement asset on the statement of financial condition. The gain recorded in the statement of income is adjusted for prepaid dealer participation, issuance costs, the gain or loss on the termination of the cash flow hedge and impairment charges. The gain on the sale of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts.

      The following table illustrates the net interest rate spread for each of the Company’s securitizations through December 31, 2002:

	Securitization Transactions(4)

		Remaining	Weighted	Weighted
		Balance at	Average	Average
	Original	December 31,	Contract	Investor	Gross	Net
Securitization	Balance	2002	Rate(1)	Rate(1)	Spread(2)	Spread(3)

	(Dollars in thousands)
1994-1 Grantor Trust	$38,601	Paid in Full	13.75%	6.90%	6.85%	1.94%
1995-1 Grantor Trust	105,000	Paid in Full	14.94	7.00	7.94	1.86
1996-1 Grantor Trust	100,500	Paid in Full	15.07	5.40	9.67	3.83
1996-2 Grantor Trust	85,013	Paid in Full	14.84	6.40	8.44	3.61
1996-3 Grantor Trust	120,000	Paid in Full	14.54	6.45	8.09	3.14
1996-4 Grantor Trust	100,000	Paid in Full	14.80	6.20	8.60	3.28
1997-1 Grantor Trust	90,000	Paid in Full	13.86	6.55	7.31	2.78
1997-2 Grantor Trust	121,676	Paid in Full	14.85	6.35	8.50	3.11
1997-3 Grantor Trust	149,600	Paid in Full	14.77	6.35	8.42	3.30
1997-4 Grantor Trust	166,000	Paid in Full	14.69	6.30	8.39	3.27

	Securitization Transactions(4)

		Remaining	Weighted	Weighted
		Balance at	Average	Average
	Original	December 31,	Contract	Investor	Gross	Net
Securitization	Balance	2002	Rate(1)	Rate(1)	Spread(2)	Spread(3)

	(Dollars in thousands)
1998-1 Grantor Trust	173,000	Paid in Full	14.91	5.95	8.96	3.40
1998-A Owner Trust	208,759	Paid in Full	14.73	5.87	8.86	3.34
1998-B Owner Trust	250,000	Paid in Full	14.73	5.78	8.95	3.18
1998-C Owner Trust	280,000	Paid in Full	14.89	5.72	9.17	3.51
1999-A Owner Trust	310,000	Paid in Full	14.33	5.73	8.60	3.44
1999-B Owner Trust	350,000	$35,324	14.65	5.86	8.79	3.54
1999-C Owner Trust	400,000	51,560	14.82	6.62	8.20	2.86
1999-D Owner Trust	390,000	63,933	15.01	6.90	8.11	2.87
2000-A Owner Trust	430,000	89,056	14.86	7.26	7.60	2.67
2000-B Owner Trust	450,000	111,275	15.18	7.29	7.89	2.64
2000-C Owner Trust	440,000	129,894	15.16	7.18	7.98	2.52
2000-D Owner Trust	400,000	133,807	13.95	6.76	7.19	1.87
2001-A Owner Trust	400,000	152,889	13.39	6.43	6.96	2.14
2001-B Owner Trust	400,000	177,566	12.69	5.08	7.61	2.23
2001-C Owner Trust	400,000	205,518	11.92	4.82	7.10	1.57
2001-D Owner Trust	400,000	228,854	10.90	3.80	7.10	1.73
2002-A Owner Trust	375,000	253,545	10.68	3.91	6.77	1.61
2002-B Owner Trust	400,000	301,672	10.46	4.07	6.39	1.33
2002-C Owner Trust	450,000	378,219	10.45	3.51	6.94	1.92
2002-D Owner Trust	450,000	413,766	10.02	2.69	7.33	2.11

Total	$8,433,149	$2,726,878

(1)	As of issue date.

(2)	Difference between weighted average Contract rate and weighted average investor rate as of the issue date.

(3)	Difference between weighted average Contract rate and weighted average investor rate, net of unearned dealer participation payments, underwriting costs, other issuance costs, servicing fees, estimated credit losses, ongoing financial guarantee insurance policy premiums, and the hedging gain or loss.

(4)	The Company assumes an average prepayment speed of 1.67% to 2.16% per month of the original number of Contracts in the original pool balance (“ABS”) and discount rates ranging from 8.5% to 11%, and utilizes a lifetime loss rate ranging from 3.8% to 5.9% of the original balance, for all remaining securitizations.

      The Company completed four securitizations totaling $1.675 billion during the year ended December 31, 2002, resulting in gains on sale of Contracts of $28.2 million or 1.7% of the dollar amount of Contracts securitized, compared to four securitizations totaling $1.6 billion during the year ended December 31, 2001, resulting in gains on sale of Contracts totaling $34.1 million or 2.1%, and four securitizations totaling $1.72 billion during the year ended December 31, 2000, resulting in gains on sale of Contracts of $45.9 million or 2.7%. During 2002, the Company recorded a $15.1 million pre-tax impairment charge on its RISA assets versus $3.3 million in 2001. While the Company has experienced a significant reduction in its overall delinquency rates since December 31, 2001, certain pre-2001 securitizations experienced higher losses and delinquency rates than initially projected at the inception of the transactions, related to the slow-down in the economy and the lower credit quality of the borrowers. The impairment charges have been recorded to reduce the gain on sale recorded during the period. The table below depicts the components of the net gain as reported in the consolidated statements of income.

	For the Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Gain on Sale	$45,967	$34,105	$28,199
Impairment	—	(3,340)	(15,178)
Residual securitization sale	(938)	—	883

Total net gain on sale of Contracts	$45,029	$30,765	$13,904

      The reduction in the gain as a percentage of the Contracts securitized for 2002 was attributable to a decrease in net interest rate spreads. Over the past two years, management has targeted higher credit-worthy borrowers resulting in a reduction in the weighted average net interest spread for securitizations executed. The weighted average net interest rate spread for all securitizations executed in 2002 was 1.76%, compared to 1.91% in 2001 and 2.41% in 2000. The reduction in net interest rate spread for 2002 and 2001 was principally due to a reduction in the weighted average annual percentage rate in the Contracts securitized. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality products. The result has been increased credit scores and an improvement in overall borrower statistics. This improvement continued throughout 2002. The allowance for loan loss on the serviced portfolio has declined as a percentage of loans outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts. Delinquency has declined due in part to the Contracts originated in 2001 and 2002. The majority of the charge-offs relate to older transactions that have been impacted by the slow-down in the economy and, to a lesser extent, the softening of the used car market, which resulted in lower recovery rates on repossessions.

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

      During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations and recorded a loss of approximately $938,000, which approximated the costs in connection with the transaction. The proceeds of this transaction were used to pay down two of the Company’s residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization during the second and fourth quarters of 2002.

      During the first quarter of 2002, the Company completed its second residual securitization from the residual cash flows of nine outstanding securitizations. The Company did not record a gain on the transaction, as it was structured as a financing transaction rather than a sale. The transaction was rated by Moody’s Investors Service, Inc. as Ba2, with proceeds of approximately $75.0 million. A spread account equal to one year’s interest was structured into the transaction. The proceeds of the residual securitization were used to pay down the Company’s Residual Lines with affiliates of its securitization underwriters. The Company plans to continue to integrate residual securitizations in its business plan as a source of liquidity.

      Provision for Credit Losses. The Provision for credit losses represents net credit losses incurred on Contracts held for investment. The provision for credit losses decreased to $(0.8) thousand for the year ended December 31, 2002 compared to $1.1 million and $0.99 million for 2001 and 2000 respectively. The provision for credit losses for the year ended December 31, 2002 reflects a sales tax refund of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off. The Company plans to pursue additional refunds from applicable states in the forthcoming quarters.

      Changes in the allowance for credit losses were as follows:

	December 31,

	2002	2001	2000

	(In thousands)
Balance at beginning of period	$1,280	$1,175	$1,454
Provision for credit losses	(8)	1,079	990
Charged-off loans	(3,946)	(2,121)	(1,671)
Recoveries-tax refund	2,043	—	—
Recoveries-general	2,482	1,147	402

Balance at end of period	$1,851	$1,280	$1,175

      Other Interest Expense. Other interest expense was $4.3 million for the year ended December 31, 2002, compared to $2.9 million and $5.6 million for the same periods in 2001 and 2000, respectively. Other interest expense includes interest and amortized fees on the Company’s subordinated debt, capital lease obligations and the costs associated with hedging activities under the guidelines of FAS 133. Prior to the second quarter of 2001, the Company also included interest from its residual lines of credit as a component of other interest expense. For the year ended December 31, 2001 and 2000, interest under the residual lines classified as other interest expense was $0.9 million and $3.3 million, respectively. For the last three quarters of 2001 and all of 2002, the Company has classified interest expense from its residual lines of credit under net interest income as a means to match income generated under the provisions of EITF 99-20. The increase in interest expense for the year ended December 31, 2002 were due to interest recorded in connection with FAS 133 and interest charges in connection with the Company’s renewable notes program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of December 31, 2002 was 8.6%. The renewable notes have varying maturities ranging from three months to 10 years. Charges related to the guidelines of FAS 133 were $0.7 million compared to ($0.4) million for the same period in 2001. The increases were principally due to increases in the ineffective portion of the unrealized loss on cash flow hedges due to more rapid interest rate declines throughout 2002 versus 2001 and the change in value of the forward premium between the swap execution date and the financial reporting date.

      The table below depicts the components of the other interest expense as reported in the consolidated statements of income.

	For the Years Ended
	December 31,

	2000	2001	2002

	(Dollars in thousands)
Subordinated debt	$2,207	$2,403	$2,072
Renewable notes	—	—	1,356
Residual lines(1)	3,325	897	—
FAS 133 interest	—	(426)	707
Capital lease interest	60	43	120

Total other interest expense	$5,592	$2,917	$4,255

(1)	Beginning April 1, 2001, the Company has classified interest expense from its residual lines of credit under net interest income as a means to match income generated under the provisions of EITF 99-20.

      Operating Expenses. The Company has made a significant effort to control operating expenses through renegotiation of existing service contracts and the further implementation of technology and automation. The conversion of its loan accounting and collection systems to an in-house system and other initiatives have effectively reduced its operating expenses as a percent of the serviced portfolio as a result of these efforts. Total operating expenses as a percent of the average serviced portfolio decreased to 2.94% for the year ended December 31, 2002, compared to 3.18% and 3.43% for the years ended December 31, 2001 and 2000 respectively. Total operating expenses for the year ended December 31, 2002 decreased to $84.7 million, compared to $89.5 million for the same period in 2001 and $84.3 million for 2000. Significant decreases in operating expense categories for the year were realized in systems and servicing expense, telephone and utilities expense and legal and professional expense. The combined reduction of the three expense categories was approximately $3.7 million when compared to the same period in 2001.

      Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $53.6 million during the year ended December 31, 2002, compared to $52.8 million during the year ended December 31, 2001, and $46.3 million for the year ended December 31, 2000. In order to support the growth of the Company’s serviced portfolio from 2000 to 2001, the number of employees increased from 896 at December 31, 2000, to 990 at December 31, 2001. At December 31, 2002 the number of full-time employees decreased to 968. During this period, the serviced portfolio increased by 1.5% to $2.9 billion. The increase in salary related expenses for the twelve-month period is principally due to normal merit increases and higher health care costs in connection with the Company’s benefit plans.

      System and Servicing Expense. System and servicing expense decreased to $3.1 million for the year ended December 31, 2002, compared to $4.3 million and $5.5 million for the years ended December 31, 2001 and 2000 respectively. From inception through the first half of 2001, the Company used the services of an external service provider for its collection and loan accounting processes. The charges associated with this provider were directly correlated to the number of Contracts serviced by the Company. As of July 1, 2001, the Company successfully converted to an in-house system and shortly thereafter terminated its agreement with the external provider. As of December 31, 2002, the Company serviced approximately 292,000 accounts, compared to approximately 289,000 accounts at year-end 2001 and 269,000 accounts at year-end 2000. In addition to the system cost savings of the in-house loan servicing and collection system, the Company also experienced reductions in systems and servicing expense as a direct result of renegotiated contracts with several of the Company’s other service providers.

      Telephone and Data Line Expenses. Telephone and data line expenses decreased to $3.4 million for the year ended December 31, 2002, from $5.0 million and $6.0 million for the years ended December 31, 2001 and 2000, respectively. Although these charges generally increase with the growth of the serviced portfolio, the significant decrease between 2002 and the two prior years was principally due to renegotiated contracts for long distance rates with certain carriers and, to a lesser extent, a re-evaluation of the Company’s existing uses of local carriers and an increase in the credit quality of the serviced portfolio when compared to 2000 and 1999. Assuming no additional reduction in long distance rates, the Company expects these charges to increase relative to the growth of the serviced portfolio.

      Depreciation Expense. Depreciation expense decreased to $3.4 million in 2002 from $4.6 million and $4.4 million for the years ended December 31, 2001, and 2000, respectively. Most system upgrades and leasehold improvements associated with the Company’s corporate office relocation to Foothill Ranch during 1999 have been fully depreciated. The Company uses a three-year straight-line life for most capital purchases. The Company will continue to invest in technology and infrastructure to support the serviced portfolio and increase operating efficiencies. During 2001, the Company completed the installation of its new loan accounting and collection system at a cost of approximately $2.5 million.

      Other Operating Expenses. Other operating expenses decreased to $21.1 million, compared to $22.8 million for the year ended December 31, 2001, and $22.2 million for the year ended December 31, 2000. The Company has made a significant effort to control operating expenses and has effectively reduced its operating expenses as a percent of the serviced portfolio. Total operating expenses as a percent of the average serviced portfolio decreased to 2.94% for 2002, compared to 3.18% and 3.43% for 2001 and 2000 respectively. Other operating expenses include professional fees, marketing, supplies, facility related charges, collection expenses, insurance fees and credit bureau fees. Significant reductions were realized in professional related fees during the year, which decreased by $1.0 million compared to the same period in 2001. The decrease is principally due to the general improvement of the serviced portfolio.

      Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.5% for 2002, 41.0% for 2001 and 41.5% for 2000.

Financial Condition

     Contracts Held for Sale

      Contracts held for sale are presented at the lower of cost or market value and totaled $175.3 million at December 31, 2002, compared to $191.7 million at December 31, 2001. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

     Contracts Held for Investment

      Contracts held for investment are net of a $1.9 million allowance for probable losses as of December 31, 2002 and a $1.3 million allowance as of December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

     Credit Enhancement Assets

      Credit enhancement assets consisted of the following:

	As of December 31,

	2002	2001

	(Dollars in thousands)
Trust receivables	$3,506	$3,980
RISA	173,602	180,320

Total	$177,108	$184,300

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

      During 1999, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 established new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests must recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement. During 2002, the Company recorded total impairment of $15.1 million, versus $3.3 million in 2001. The impairments principally reflect the adverse performance of six securitizations executed during 1999 and 2000, stemming from higher than expected losses and delinquency on such securitizations and were recorded to set the carrying value of the Company’s existing RISA assets to their corresponding fair values in accordance with EITF 99-20.

      In initially valuing the RISA, the Company establishes an off balance sheet allowance for probable future credit losses. The allowance is based upon historical experience and management’s estimate of other factors that may affect portfolio performance. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management’s prior estimates. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality products. The result has been increased credit scores and an improvement in overall borrower statistics. This improvement continued throughout 2002. The allowance for loan loss on the serviced portfolio has declined as a percentage of loans outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts. The off balance sheet allowance decreased to 4.0% at December 31, 2002 compared to 4.2% at December 31, 2001 and 4.6% at December 31, 2000. The weighted average gross spread for securitizations executed during 2002 was 6.87% compared to 7.19% in 2001 and 7.68% in 2000.

      Estimated future undiscounted RISA earnings are calculated over the contractual term of the securitization by taking the difference between the weighted average annual percentage rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0%, financial guaranty insurance premiums and other costs and fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses and by discounting the estimate of future RISA cash flows to present value at the current estimated market discount rates.

     Asset Quality

      The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At December 31, 2002, delinquencies represented 2.58% of the amount of Contracts in its serviced portfolio compared to 4.01% at December 31, 2001, and 4.14% at December 31, 2000. Net charge-offs as a percentage of the average serviced portfolio were 2.77% for the year ended December 31, 2002, compared to 2.78% and 2.30% for the years ended December 31, 2001, and 2000, respectively. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores and an improvement in overall borrower statistics. This improvement continued throughout 2002. The allowance for loan loss has declined as a percentage of Contracts outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts. Delinquency has declined due in part to the Contracts originated in 2001 and 2002. The majority of the charge-offs relate to older transactions that have been impacted by the slow-down in the economy and, to a lesser extent, the softening of the used car market, which resulted in lower recovery rates on repossessions. In addition, zero percent finance incentives on new vehicles offered by automobile manufacturers, during the fourth quarter of 2001, and into 2002, contributed to reduced portfolio growth for the period.

Delinquency Experience of the Serviced Portfolio

	For the Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Serviced portfolio	$2,690,607	$2,864,338	$2,905,968
Delinquencies(1)(2) 30 - 59 days	71,681	78,056	51,645
60 - 89 days	23,085	20,859	14,127
90+ days	16,748	15,887	9,118
Total delinquencies as a percent of serviced portfolio	4.14%	4.01%	2.58%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent repossessed inventory as a percent of the serviced portfolio were 0.61%, 0.77% and 0.83% at December 31, 2002, 2001 and 2000 respectively. Delinquent contracts in bankruptcy as a percent of the serviced portfolio were 1.05%, 1.09% and 0.52% at December 31, 2002, 2001 and 2000 respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

Loan Loss Experience of the Serviced Portfolio

	For the Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Number of contracts	269,372	289,426	291,898
Period end serviced portfolio	$2,690,607	$2,864,338	$2,905,968
Average serviced portfolio(1)	$2,456,796	$2,818,572	$2,883,497
Number of gross charge-offs	10,091	12,985	13,182
Gross charge-offs	$66,850	$90,772	$97,074
Net charge-offs(2)	$56,449	$78,411	$79,803
Net charge-offs as a percent of average serviced portfolio	2.30%	2.78%	2.77%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

      The following table illustrates the cumulative net credit loss performance of each of the securitized pools outstanding for the period from the date of securitization through December 31, 2002, stated as a percentage of the original principal balance.

	Trust

Month	98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.02%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.02%	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%
4	0.08%	0.04%	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%
5	0.19%	0.15%	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%
6	0.33%	0.27%	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%
7	0.45%	0.46%	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%	0.17%
8	0.61%	0.57%	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%	0.23%
9	0.82%	0.74%	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%	0.33%
10	0.95%	0.94%	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%	0.44%	0.34%
11	1.10%	1.12%	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%	0.51%	0.39%
12	1.20%	1.30%	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%	0.59%	0.48%
13	1.36%	1.54%	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%	0.78%	0.69%
14	1.48%	1.73%	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%	0.89%	0.77%
15	1.64%	1.90%	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%	1.62%	1.47%	1.33%	1.00%	0.85%
16	1.89%	2.10%	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%	1.86%	1.64%	1.43%	1.11%
17	2.05%	2.28%	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%	2.04%	1.78%	1.55%	1.23%
18	2.22%	2.51%	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%	2.20%	1.96%	1.67%	1.34%
19	2.37%	2.71%	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%	2.41%	2.10%	1.80%
20	2.50%	2.83%	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%	2.60%	2.25%	1.94%
21	2.67%	2.95%	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%	2.75%	2.36%
22	2.79%	3.08%	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%	2.92%	2.49%
23	2.92%	3.25%	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%	3.03%	2.61%
24	3.06%	3.39%	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%	3.16%
25	3.14%	3.45%	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%	4.37%	3.32%
26	3.23%	3.57%	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%	4.54%	3.45%
27	3.28%	3.72%	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%	4.74%
28	3.35%	3.81%	3.61%	3.88%	3.90%	4.22%	4.87%	4.91%	4.88%
29	3.45%	3.91%	3.67%	4.01%	4.03%	4.42%	5.04%	5.07%	5.03%
30	3.50%	4.05%	3.78%	4.14%	4.19%	4.58%	5.23%	5.22%	5.18%
31	3.57%	4.13%	3.85%	4.25%	4.28%	4.71%	5.35%	5.36%
32	3.67%	4.21%	3.96%	4.37%	4.43%	4.84%	5.48%	5.53%
33	3.73%	4.27%	4.07%	4.49%	4.60%	4.98%	5.61%	5.67%
34	3.81%	4.33%	4.18%	4.55%	4.71%	5.11%	5.74%
35	3.86%	4.42%	4.25%	4.66%	4.83%	5.21%	5.85%
36	3.91%	4.46%	4.32%	4.79%	4.95%	5.32%
37	4.00%	4.55%	4.37%	4.86%	5.00%	5.46%
38	4.04%	4.63%	4.44%	4.94%	5.07%	5.55%
39	4.08%	4.73%	4.51%	5.00%	5.15%	5.63%
40	4.13%	4.76%	4.56%	5.05%	5.22%
41	4.18%	4.80%	4.66%	5.12%	5.30%
42	4.21%	4.87%	4.69%	5.17%
43	4.23%	4.73%	4.72%	5.21%
44	4.25%	4.76%	4.77%	5.23%

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

      The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts or to finance normal operating expenses. The Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, but expects to generate positive cash flow on a monthly basis by year-end 2003, provided the volume of Contract purchases remains steady on an annual basis. Cash provided by operating activities was $39.2 million for the year ended December 31, 2002, compared to ($41.1) million used during the same period in 2001. The change in cash generated in operating activities for the year ended December 31, 2002 versus 2001 is due to several factors, including the relative size of the securitizations executed in comparison to the total volume of Contracts originated, net yield credit triggers being hit on six of the Company’s pre-2001 securitizations, which restricted cash releases in 2001 from the corresponding spread accounts, and a second residual interest securitization during the first quarter of 2002. The combined effect of these activities increased cash from operating activities by approximately $43 million, when compared to 2001. Cash scheduled to be released from the spread accounts was retained as a means to reduce reinsurance balances prior to being released to the Company. Total cash released from spread accounts during 2002 was approximately $63.5 million, compared to $38.4 million in 2001.

      The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and did not open any branches during the year. Management is currently reviewing market conditions in both Ohio and New York. Capital expenditures of $593 thousand during the year were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure, while acquisitions during 2001 were principally due to the initial charges related to the conversion and installation of the Company’s in-house loan accounting and collection system. In an effort to reduce operating costs and improve efficiencies, the Company elected to consolidate the operations of its Encino Auto Finance Center into the operations of the Foothill Ranch, Corona and Roseville Centers in October of 2002.

      CP Facility: As of December 31, 2002, the Company was party to a $355 million warehousing facility (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

      In January 2003, a subsidiary of the Company, Onyx Acceptance Receivables Corporation (“OARC”), executed a $150 million warehouse facility with CDC Financial Products (“CDC”) and guaranteed by XL Capital Assurance Inc., which will provide warehouse funding for the purchase or origination of Contracts and will be used in concert with the Triple-A CP Facility the Company currently has in place. The Company pledges certain of its Contracts held for sale to borrow under the CDC CP Facility. The CDC CP Facility expires in January 2004 but may be renewed by agreement of the parties. In conjunction with the procurement of the new facility, the Company elected to reduce its line with Triple-A One Funding Corporation and MBIA to $300 million.

      The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings.

      The Residual Lines: The Company, through Onyx Acceptance Funding Corporation (“Fundco”), currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation (“SBRC”) and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). (The SBRC facility together with the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan. The CSFB-Europe line was renewed in October 2002 for a one-year term.

      Residual Securitizatons: As an additional source of funds, the Company utilizes residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction generated approximately $75.0 million in proceeds.

      Subordinated Debt: As of December 31, 2002, the Company had outstanding approximately $27.1 million of subordinated debt, $0.6 million of which is being amortized through February 2003 with a stated interest rate of 9.5%. $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $14.5 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of December 31, 2002 was 8.6%. The renewable notes have varying maturities ranging from three months to 10 years.

      The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2002.

      Hedging and Interest Rate Risk Management: The Company employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations. Such transactions involve the execution of forward interest rate swaps and/or the use of a pre-funding structure for the Company’s securitizations. The Company is not required to maintain collateral on the outstanding hedging program until the point where the fair value declines below ($1.0) million.

Securitizations

      Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a $78.2 billion annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risk Factors”. The table below provides information about the trusts assets and liabilities as of December 31, 2002 and 2001.

	December 31,

	2002	2001

	(In thousands)
Total assets	$2,805	$2,910
Total liabilities	$2,695	$2,777

      The Company completed four AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $1.675 billion in 2002. Since 1994, the Company has securitized $8.4 billion of its Contracts in 30 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company’s Triple-A CP Facility to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

      To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy (the “Financial Guarantee Insurance Policy”) insuring the payment of principal and interest due on the asset-backed securities.

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

Interest Rate Exposure and Hedging

      The Company is able through the use of varying maturities on advances from the CP Facilities to lock in rates during the warehousing period, when in management’s judgment it is appropriate to limit interest rate exposure during such warehousing period (See “Risk Factors — Interest Rate Risk”).

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

      Management monitors the Company’s hedging activities on a frequent basis to ensure that the value of hedges, their correlation to the Contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The Company’s hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company’s gain on sales of Contracts and results of operations and cash flows could be adversely affected. The amount and timing of hedging transactions are determined by senior management based upon the amount of Contracts purchased and the interest rate environment. Senior management currently expects to hedge substantially all of its Contracts pending securitization.

Contractual Obligations

      The table below provides information about the Company’s contractual obligations by category and expected maturity date, weighted average interest rate and fair value, as of December 31, 2002 (dollars in thousands).

Contractual Obligations Due by Period

	Weighted
	Average
	Interest
	Rate	Fair Value	Total	2003	2004-2007	2008-2011	After 2011

Commercial Paper	1.4%	$166,007	$166,007	$166,007
Subordinated Debt	10.4%	27,128	27,128	7,238	$19,867	$23	—
Residual Lines	10.0%	45,599	45,599	45,599	—	—	—
Capital Leases	9.0%	854	854	442	412	—	—
Operating Leases	—	16,002	16,002	3,419	10,561	2,022	—

Total Obligations		$255,590	$255,590	$222,705	$30,840	$2,045	—

Forward Looking Information

      The preceding Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should” or “continue” or the negative thereof or other variations thereon or comparable terminology. Cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements are included in this Annual Report on Form 10-K, including, without limitation, in Item 1, shown under the heading “Risk Factors”.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

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

      The Company uses several strategies to minimize interest rate risk, including the utilization of derivative financial instruments, the regular securitization of Contracts and the use of pre-funding in securitization transactions. Pre-funding securitizations is the practice of issuing more asset-backed securities than the amount of Contracts initially sold to the Trust. The proceeds from the pre-funded portion are held in an escrow account until additional Contracts are sold to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, investor interest rates are locked in with respect to the Contracts subsequently delivered to the securitization trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to the subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding.

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

      The Company remitted cash payments, net of expenses, of approximately $3.6 million in 2002, $6.6 million in 2001, and $1.2 million in 2000 to settle forward interest rate swap agreements. These amounts were included in the gain on sale of Contracts in securitization transactions. Cash payments are recovered over time through a higher gross interest rate spread on the related securitization transaction, while cash receipts are offset through a lower gross interest rate spread on the related securitization transaction. As of December 31, 2002, the Company had $150.0 million of forward interest rate swap agreements outstanding.

      The table below provides information about the Company’s derivative financial instruments by expected maturity date as of December 31, 2002 (dollars in thousands). Notional amounts, which are used to calculate the contractual payments to be exchanged under the agreements, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company’s exposure to loss through its use of the agreements.

Years Ended December 31,	2003	2004	2005	2006	Fair Value

Interest Rate Swaps:
Average Notional Amounts ($000’s)	$128,387	$80,036	$41,285	$14,073	($1,200)
Average interest rate paid	2.69%	2.69%	2.69%	2.69%
Average interest rate received	Variable	Variable	Variable	Variable

      There can be no assurance that the Company’s strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have a material adverse effect on the Company’s profitability.

Item 8.     Financial Statements and Supplementary Data

      The Company’s financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 46.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding the directors and officers of the Company is incorporated herein by reference to the descriptions set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders currently expected to be held May 29, 2003 (the “2003 Proxy Statement”).

Item 11.     Executive Compensation

      Information regarding executive compensation is incorporated herein by reference to the descriptions to be set forth under the caption “Executive Compensation” in the 2003 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information to be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information to be set forth under the caption “Certain Transactions and Related Transactions” in the 2003 Proxy Statement.

Item 14.     Controls and Procedures

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

PART IV

Item 15.     Exhibits and Reports on Form 8-K

      (a)(1) Financial Statements:

      The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

      (a)(2) Exhibits

      The following Exhibits are attached hereto and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Rights Agreement dated as of July 8, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Certificate of Designation for the Series A Participating Preferred Stock and the form of Rights Certificate of the Company.(2)
10.1	Form of Indemnification Agreement of the Company.(1)
10.2	Second Amended and Restated 1994 Stock Option Plan.(1)
10.3	Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.(1)
10.4	Form of Stock Option Agreement under Second Amended and Restated 1994 Option Plan.(1)
10.5	Form of Stock Purchase Agreement under Second Amended and Restated 1994 Stock Option Plan.(1)
10.6	1994 Special Performance Option Grant Plan.(1)
10.7	Form of Notice of Grant of Stock Option under 1994 Special Performance Option Grant Plan.(1)
10.8	Form of Stock Option Agreement under 1994 Special Performance Option Grant Plan.(1)
10.9	Form of Stock Purchase Agreement under 1994 Special Performance Option Grant Plan.(1)
10.10	Third Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27, 1995.(1)
10.11	Senior Subordinated Note and Warrant Purchase Agreement between and among Onyx Acceptance Corporation, Capital Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November 17, 1994.(1)
10.12	Warrant to purchase Common Stock in favor of Capital Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)
10.13	Warrant to purchase Common Stock in favor of Dominion Fund III, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)
10.14	Amended and Restated Co-Sale and First Refusal Agreement between and among Onyx Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.(1)
10.15	Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the Management Holders identified therein dated as of November 17, 1994.(1)
10.16	Amended and Restated Voting Agreement between and among Onyx Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.(1)
10.20	Sublease and Administrative Services Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 8, 1994.(1)
10.21	Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 1, 1994.(1)
10.22	Corporate Separateness Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated September 8, 1994.(1)
10.24	First Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December 15, 1994.(1)

Exhibit
Number	Description

10.25	Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated January 7, 1994.(1)
10.29	Second Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3, 1995.(1)
10.32	Option Agreement between Onyx Acceptance Corporation and John W. Hall dated as of December 20, 1994.(1)
10.33	Promissory Note in favor of Onyx Acceptance Corporation from John Hall dated as of December 20, 1994.(1)
10.34	Option Agreement between Onyx Acceptance Corporation and Brian MacInnis dated as of December 20, 1994.(1)
10.35	Promissory Note in favor of Onyx Acceptance Corporation from Brian MacInnis dated as of December 20, 1994.(1)
10.36	Stock Purchase Agreement between and among Brian MacInnis and certain Investors identified therein dated as of June 7, 1995.(1)
10.37	Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7, 1995.(1)
10.41	Onyx Acceptance Corporation 401(k) Plan dated January 1, 1994.(1)
10.46	Subordination and Intercreditor Agreement by and among State Street Bank and Trust Company, The First National Bank of Boston, Capital Resource Lenders II, L.P., Dominion Fund III and Onyx Acceptance Corporation dated as of January 31, 1996.(1)
10.48	Form of Dealer Agreement Non-Recourse (U) between Dealership and Onyx Acceptance Corporation.(1)
10.49	Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx Acceptance Corporation.(1)
10.50	1996 Stock Option/ Stock Issuance Plan.(1)
10.73	First Amendment to Loan Agreement and Confirmation of Pledge and Security Agreement dated June 29, 1999.(7)
10.74	Amended and Restated Sale and Servicing Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 4, 1998.(3)
10.75	Amended and Restated Triple-A One Funding Corporation Credit Agreement between and among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, CapMAC Financial Services, Inc. and Capital Markets Assurance Corporation dated as of September 4, 1998.(3)
10.76	Amended and Restated Triple-A One Funding Corporation Security Agreement between and among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation and Capital Markets Assurance Corporation dated as of September 4, 1998.(3)
10.77	Amended and Restated Subordinated Security Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 4, 1998.(3)
10.78	Amended and Restated Insurance and Indemnity Agreement between and among Onyx Acceptance Corporation, Capital Markets Assurance Corporation, Onyx Acceptance Financial Corporation and Triple-A One Funding Corporation dated as of September 4, 1998.(3)
10.79	Master Loan Agreement between Onyx Acceptance Financial Corporation and Salomon Brothers Realty Corp. dated September 3, 1998.(3)
10.83	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1998-B.(4)
10.84	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1998-C.(4)

Exhibit
Number	Description

10.85	Amendment Number One dated December 22, 1998 to Amended and Restated Onyx Warehouse Facility and Assignment and Assumption Agreement.(5)
10.86	Amendment No. 2 to the Amended and Restated Onyx Warehouse Facility effective as of March 30, 1999 by and among Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, Capital Markets Assurance Corporation, CapMAC Financial Services, Inc. and MBIA Insurance Corporation.(6)
10.92	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-A.(9)
10.93	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-B.(10)
10.94	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-C.(11)
10.95	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-D.(12)
10.96	Consent and Amendment Agreement between and among Onyx Acceptance Corporation and State Street Bank and Trust Company, BankBoston and the Travelers Insurance Company.(8)
10.97	Sale and Assignment Agreement dated March 29, 2000 among Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, Onyx Acceptance Financial Corporation as Seller, and The Chase Manhattan Bank as Indenture Trustee and as Trust Agent.(13)
10.98	Indenture dated March 29, 2000 between Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, and The Chase Manhattan Bank, as Indenture Trustee.(13)
10.99	Trust Agreement dated March 29, 2000 among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust as Owner Trustee and The Chase Manhattan Bank as Trust Agent.(13)
10.101	Indenture dated as of April 17, 2000 between Onyx Acceptance Corporation, as Issuer and Bankers Trust Company, as Trustee.(14)
10.102	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-A.(15)
10.103	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-B.(16)
10.104	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-C.(17)
10.105	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-D.(18)
10.106	Master Repurchase Agreement dated October 13, 2000 by and between Credit Suisse First Boston (Europe) Limited, as buyer, Credit Suisse First Boston Corporation, as Agent and Onyx Acceptance Funding Corporation, as Seller.(19)
10.107	Onyx Acceptance Corporation Non-Qualified Deferred Compensation Plan.(20)
10.108	The Onyx Acceptance Corporation Non-Qualified Deferred Compensation Plan Trust Agreement.(20)
10.109	Daybreak-The Big Picture Master License Agreement.(21)
10.110	SuperSolutions Corporation Daybreak-The Big Picture Service Level Agreement.(21)

Exhibit
Number	Description

10.111	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-A.(22)
10.112	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-B.(23)
10.113	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-C.(24)
10.114	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Citibank N.A. in connection with the Onyx Acceptance Owner Trust 2001-D.(25)
10.115	Second Amended and Restated Triple-A One Credit Agreement, dated November 30, 2001 among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, CapMac Financial Services, Inc., and Capital Markets Assurance Corporation.(26)
10.116	Second Amended and Restated Subordinated Security Agreement dated as of November 30, 2001 between Onyx Acceptance Financial Corporation and Onyx Acceptance Corporation.(26)
10.117	Second Amended and Restated Triple-A One Security Agreement dated as of November 30, 2001 among Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation, Triple-A One Funding Corporation and Capital Markets Assurance Corporation.(26)
10.118	Second Amended and Restated Sale and Servicing Agreement dated as of November 30, 2001 between Onyx Acceptance Financial Corporation and Onyx Acceptance Corporation.(26)
10.119	Second Amended and Restated Definitions List dated as of November 30, 2001 among Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, MBIA Insurance Corporation, Capital Markets Assurance Corporation and CapMac Financial Services, Inc.(26)
10.120	Sale and Assignment Agreement, dated March 15, 2002, among Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, Onyx Acceptance Financial Corporation, as Seller, and JPMorgan Chase Bank, as Indenture Trustee and as Trust Agent.(27)
10.121	Indenture, dated March 15, 2002, between Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.(27)
10.122	Trust Agreement, dated March 15, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust, as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent.(27)
10.123	Amended and Restated Indenture, dated April 12, 2002, between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.(27)
10.124	Amended and Restated Trust Agreement, dated April 12, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust Company (Delaware,) as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent.(27)
10.125	Distribution and Management Agreement, dated as of February 15, 2002, by and between Onyx Acceptance Corporation and Sumner Harrington Ltd., a Minnesota corporation, as agent.(28)
10.126	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-A, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-A.(29)
10.127	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-B, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A., in connection with the Onyx Acceptance Owner Trust 2002-B(30)
10.128	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-C(31)

Exhibit
Number	Description

10.129	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-D, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A., in connection with the Onyx Acceptance Owner Trust 2002-D(32)
10.130	Amendment No. 1 to the Amended and Restated Indenture between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee, dated and effective as of April 15, 2002.*
10.131	Amendment No. 2 to Amended and Restated Indenture between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee, dated and effective as of November 27, 2002.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Accountants.*
99.1	Certification of the President, CEO and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the EVP, CFO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-00680).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 8, 1997. (File No. 000-28050).

(3)	Incorporated by reference from the Company’s Form 10-Q for quarterly period ended September 30, 1998. (File No. 000-28050).

(4)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Registration Statement on Form S-3 (Registration No. 333-51239).

(5)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998. (File No. 000-28050).

(6)	Incorporated by reference from the Company’s Form 10-Q for quarterly period ended March 31, 1999. (File No. 000-28050).

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 1999. (File No. 000-28050).

(8)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-28050).

(9)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated March 11, 1999. (File No. 333-28893).

(10)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated May 28, 1999. (File No. 333-28893).

(11)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated September 14, 1999. (File No. 333-28893).

(12)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated November 12, 1999. (File No. 333-28893).

(13)	Incorporated by reference from the Company’s Form 10-Q quarterly period ended June 30, 2000. (File No. 000-28050).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 17, 2000 (File No. 333-92573).

(15)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated February 28, 2000. (File No. 333-92245).

(16)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated April 28, 2000. (File No. 333-92245).

(17)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated July 27, 2000. (File No. 333-92245).

(18)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated November 16, 2000. (File No. 333-92245).

(19)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2000. (File No. 000-28050).

(20)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-28050).

(21)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001. (File No. 000-28050).

(22)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed March 14, 2001. (File No. 333-51636).

(23)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 31, 2001. (File No. 333-51636).

(24)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 14, 2001. (File No. 333-51636).

(25)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed October 31, 2001. (File No. 333-51636).

(26)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001. (File No. 000-28050).

(27)	Incorporated by reference from the Company’s Form 10-Q quarterly period ended March 31, 2002. (File No. 000-28050).

(28)	Previously filed with the Commission as an exhibit to the Registrant’s Form 8-K on March 1, 2002.

(29)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed February 7, 2002. (File No. 333-51636).

(30)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 15, 2002 (File No. 333-28893).

(31)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 1, 2002 (File No. 333-28893).

(32)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed November 6, 2002 (File No. 333-28893).

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

Signature	Title	Date

/s/ THOMAS C. STICKEL Thomas C. Stickel	Chairman of the Board of Directors	March 28, 2003

/s/ JOHN W. HALL John W. Hall	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ G. BRADFORD JONES G. Bradford Jones	Director	March 28, 2003

/s/ C. THOMAS MEYERS C. Thomas Meyers	Director	March 28, 2003

/s/ DON P. DUFFY Don P. Duffy	Executive Vice President, Chief Financial Officer and Director, (Principal Financial and Accounting Officer)	March 28, 2003

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John W. Hall, certify that:

1.	I have reviewed this annual report on Form 10-K of Onyx Acceptance Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JOHN W. HALL

John W. Hall
President, CEO and Principal Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Don P. Duffy, certify that:

1.	I have reviewed this annual report on Form 10-K of Onyx Acceptance Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DON P. DUFFY

Don P. Duffy
Executive Vice President, CFO
and Principal Financial Officer

ONYX ACCEPTANCE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Onyx Acceptance Corporation

      In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Onyx Acceptance Corporation and its subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3 and Note 6 to the consolidated financial statements, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and Emerging Issues Task Force 02-09, “Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold.”

PRICEWATERHOUSECOOPERS LLP

Orange County, California

February 13, 2003

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2002	2001

	(In thousands)
ASSETS
Cash and cash equivalents	$72	$1,135
Restricted cash	3,430	0
Contracts held for sale	171,132	189,265
Contracts held for investment (net of allowance)	6,555	2,259
Credit enhancement assets, at fair value	177,108	184,300
Furniture and equipment (net of accumulated depreciation)	3,069	5,008
Other assets	6,570	4,318

Total Assets	$367,936	$386,285

LIABILITIES
Accounts payable	$33,871	$27,024
Warehouse borrowings	166,007	190,008
Residual lines	45,599	68,355
Subordinated debt	27,128	16,232
Capital lease obligations	854	399
Accrued interest payable	612	449
Other liabilities	28,496	24,117

Total Liabilities	302,567	326,584
Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock
Par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 5,086,793 as of December 31, 2002 and issued and outstanding 5,078,046 shares as of December 31, 2001	51	51
Additional paid in capital	32,652	32,647
Retained earnings	28,299	25,960
Accumulated other comprehensive income, net of tax	4,367	1,043

Total Equity	65,369	59,701

Total Liabilities and Stockholders’ Equity	$367,936	$386,285

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenues:
Interest income	$38,562	$25,805	$19,068
Interest expense	11,535	12,824	14,761

Net Interest Income	27,027	12,981	4,307
Gain on sale of contracts	13,904	30,765	45,029
Servicing fee income	51,973	57,256	51,521

Total Revenues	92,904	101,002	100,857
Expenses:
Provision for credit losses	(8)	1,079	990
Interest expense — other	4,255	2,917	5,592
Operating Expenses:
Salaries and benefits	53,565	52,848	46,323
Systems and servicing	3,146	4,258	5,452
Telephone and data lines	3,382	5,014	5,950
Depreciation	3,431	4,644	4,379
General and administrative expenses	21,136	22,771	22,200

Total Operating Expenses	84,660	89,535	84,304

Total Expenses	88,907	93,531	90,886

Income Before Income Taxes	3,997	7,471	9,971
Income taxes	1,658	3,061	4,136

Net Income	$2,339	$4,410	$5,835

Net Income per share of Common Stock
Basic	$0.46	$0.88	$1.03
Diluted	$0.45	$0.84	$1.00

Basic shares outstanding	5,085,384	5,026,087	5,657,310

Diluted shares outstanding	5,179,098	5,232,390	5,811,168

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Comprehensive	Total
			Paid in	Earnings	Income (Loss),	Stockholders’
	Shares	Amount	Capital	(Deficit)	Net of Tax	Equity

	(In thousands)
Balance, December 31, 1999	6,178	$62	$37,892	$15,715	$(561)	$53,108
Issuance of Common Stock	12		6			6
Repurchase and retirement of Common Stock	(1,200)	(12)	(5,297)			(5,309)
Comprehensive income:
Unrealized gains in credit enhancement assets, net of tax of $1.4 million					1,953	1,953
Net Income				5,835		5,835

Total Comprehensive Income				5,835	1,953	7,788

Balance, December 31, 2000	4,990	50	32,601	21,550	1,392	55,593

Issuance of Common Stock	88	1	46			47
Comprehensive income:
Unrealized loss in credit enhancement assets, net of tax of $242 thousand					(349)	(349)
Adoption of FAS 133, net of tax of $596 thousand					(840)	(840)
Loss on derivatives reclassified to earnings net of tax of $596 thousand					840	840
Net Income				4,410		4,410

Total Comprehensive Income				4,410	(349)	4,061

Balance, December 31, 2001	5,078	51	32,647	25,960	1,043	59,701

Issuance of Common Stock	9		5			5
Comprehensive income:
Unrealized gain in credit enhancement assets, net of tax of $2.8 million					4,031	4,031
Loss on derivatives reclassified to earnings net of tax of $502 thousand					(707)	(707)
Net Income				2,339		2,339

Total Comprehensive Income				2,339	3,324	5,663

Balance, December 31, 2002	5,087	$51	$32,652	$28,299	$4,367	$65,369

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net Income	$2,339	$4,410	$5,835
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of retained interest in securitized assets	0	14,552	61,229
Increase in retained interest in securitized assets	(70,536)	(91,059)	(109,173)
Cash released from securitization spread accounts	63,494	38,402
Sale of retained interest in securitized assets	13,761		49,924
Write-off of participation on securitized loans	28,934	31,526	40,288
Provision for credit losses	(8)	1,079	990
Depreciation	3,431	4,644	4,379
Decrease (increase) in trust receivable	474	(182)	(1,797)
Decrease (increase) in other assets	(2,252)	85	4,724
Increase in accounts payable	6,847	4,319	1,639
(Decrease) increase in accrued interest payable	163	(291)	(727)
Increase (decrease) in other liabilities	7,703	4,829	(1,644)
Proceeds from the securitization of contracts held for sale	1,675,000	1,600,000	1,720,000
Purchase of contracts held for sale	(1,614,041)	(1,606,330)	(1,671,704)
Repurchase of trust contracts	(109,624)	(56,007)	(26,093)
Principal payments received on contracts held for sale	60,812	39,892	32,220
Payments of participation to dealers (net of chargeback collections and amortized expense)	(27,236)	(30,929)	(36,465)

Cash (used in) provided by operating activities	39,261	(41,060)	73,625

Investing Activities
Purchase of furniture and equipment	(593)	(2,158)	(4,605)

Cash used in investing activities	(593)	(2,158)	(4,605)

Financing Activities
Payments on capital leases	(443)	(267)	(308)
Proceeds from warehouse line	1,608,761	1,209,809	1,301,710
Payments on warehouse line	(1,632,763)	(1,192,310)	(1,361,489)
Proceeds from drawdown on residual lines	91,580	46,200	34,000
Payments to paydown residual lines	(114,337)	(18,983)	(48,741)
Proceeds from subordinated debt	15,022		12,000
Principal payments on subordinated debt	(4,125)	(3,273)	(2,496)
Proceeds from exercise of options/ warrants	4	47	6
Repurchase and retirement of common stock			(5,309)
Payments on other loans			(453)

Cash provided by (used in) financing activities	(36,301)	41,223	(71,080)

(Decrease) increase in cash and cash equivalents	2,367	(1,995)	(2,060)
(Increase) in restricted cash	(3,430)
Cash and cash equivalents at beginning of period	1,135	3,130	5,190

Cash and cash equivalents at end of period	$72	$1,135	$3,130

Supplemental disclosure of cash flow information:
Noncash activities:
Additions to capital leases	$900	$415	$210
Cash paid:
Interest	$15,627	$16,032	$21,080
Income taxes	$4,851	$(2,316)	$1,858

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations

      Onyx Acceptance Corporation, a Delaware Corporation, (“Onyx”), and its wholly owned special purpose finance subsidiaries Onyx Acceptance Financial Corporation (“OAFC”), Onyx Acceptance Funding Corporation (“OFC”), and Onyx Acceptance Receivables Corporation (“OARC”), its wholly owned subsidiary, ABNI Inc. (“ABNI”), and its majority owned subsidiary, Credit Union Acceptance Corporation, (“CUAC”), (collectively, the “Company”), is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the “Contracts”). Onyx was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx provides an independent source to automobile dealers to finance their customers’ purchases of new and used vehicles. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of credit applications.

Note 2 — Summary of Significant Accounting Policies

      Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Onyx, OAFC, OFC, OARC, ABNI and CUAC. All significant intercompany accounts and transactions have been eliminated upon consolidation.

      Cash and Cash Equivalents: The Company considers all significant investments with maturity at acquisition of three months or less to be cash equivalents.

      Restricted Cash: Restricted cash represents amounts held in reserve accounts providing credit enhancement on the Company’s outstanding on balance sheet residual securitization.

      Contracts Held for Sale: Contracts held for sale are stated at the lower of cost or market value.

      The Company defers certain Contract origination fees and participation paid to dealers. At the time of sale or securitization, these balances are written off and are included as part of the computation of the gain on sale of Contracts.

      Contracts Held for Investment: Contracts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

      Allowance for Credit Losses: The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

      The current policy of the Company is to recognize losses on repossessed vehicles in the month in which the vehicle is sold or in which the scheduled payment becomes 120 days delinquent, whichever occurs first. Losses may occur in connection with delinquent Contracts for which the vehicle was not repossessed, either because of a discharge of the obligor’s indebtedness in a bankruptcy proceeding or due to the Company’s inability to locate the financed vehicle or the obligor. In these cases, losses are recognized at the time a Contract is deemed uncollectable or during the month a scheduled payment under the Contract becomes 150 days past due, whichever occurs first.

      Sales of Contracts: The Company purchases Contracts which will be sold to investors with servicing rights retained by the Company. The Company sells a majority of its Contracts at or near par value. For Contracts securitized, the Company retains a participation in the future cash flows released by trusts, while for cash sales no participation is retained in the future cash flows. As of December 31, 2002 the Company was

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

servicing all the Contracts sold to the trusts. As of December 31, 2002 and 2001, 27% of the sold portfolio was originated in California.

      Furniture and Equipment: Furniture and equipment are stated at cost less accumulated depreciation, and are depreciated for financial reporting purposes on a straight-line basis over a three year estimated life. Capitalized leased assets are amortized over the lease term. Leasehold improvements are amortized over a period not exceeding the term of the lease.

      Interest and Fee Income: Interest and fee income on Contracts held for sale and investment is determined on a monthly basis using methods which approximate the effective yield method.

      Income Taxes: The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the year in deferred tax assets and liabilities. The Company files consolidated federal and state tax returns.

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

      The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the retained interest in securitized assets (“RISA”) attributable to the risk of changing interest rates. The Company’s interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions. Interest rate swap agreements are unwound upon securitization, whereby the gain or loss on the hedge is recorded to income and the associated component of the gain or loss previously recorded in other comprehensive income is reversed.

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Derivative instruments used by Onyx involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and rating and International Swap Dealers Association master netting agreements in place with all derivative counterparties.

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

      At December 31, 2002, the Company had entered into four year amortizing forward swap agreements with a notional face amount outstanding of $150.0 million with the cash flows to be received from the RISA being hedged. At December 31, 2002, these agreements had a fair value of ($1.2) million. At December 31, 2001, the Company had forward swap agreements outstanding totaling $175 million with a fair value of $0.4 million.

      Gain on Sale of Contracts for the year ended December 31, 2002, included a loss of $4.7 million related to hedging activities. Included in Gain on Sale of Contracts for the year ended December 31, 2001 and December 31, 2000 were hedging losses of $6.6 million and $1.2 million, respectively.

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

      Stock-based Compensation: Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” encourages, but does not require, companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123 and 148, however, the Company has elected to continue to report Stock-Based Compensation under the guidelines of APB-25, and has included the additional disclosure requirements under FAS-148. See footnote 13 for Pro Forma disclosures of net income and net income per share, as if SFAS 123 had been adopted.

      Comprehensive Income: Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting comprehensive income and its components in a full set of financial statements. The standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prominence as other financial statements. Pursuant to SFAS 130, the Company has reported comprehensive income in the accompanying Consolidated Statements of Stockholders’ Equity.

      Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 3 — Recent Accounting Pronouncements

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

      In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At present the Company has elected to continue to report Stock-Based Compensation under the guidelines of APB-25, and has included the additional disclosure requirements under FAS-148. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2002, and did not have a material effect on the Company’s consolidated financial statements.

      In January of 2003, the Financial Accounting Standards Board issued the pronouncement, Financial Interpretation Number 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance in determining which off balance sheet assets, liabilities and obligations should be consolidated with the company’s financial statements. The guidance as outlined in FIN 46 provides that asset backed securitizations like those the Company employs are excluded from the consolidation requirements. As they are only off balance sheet transactions the Company is involved with, FIN 46 will not have a material effect on the Company’s consolidated financial statements.

      In January of 2003, the Emerging Issues Task Force further discussed Issue No. 02-09, “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.” The Task Force reached a consensus that upon application of paragraph 55 of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, when the transferor’s contingent right becomes exercisable, no gain or loss should be recognized in earnings with respect to any beneficial interests retained by the transferor. The Task Force plans to consider further the accounting for the application of paragraph 55 when an entire SPE is disqualified. Paragraph 55 of Statement 140 requires a transferor to recognize in its financial statements assets previously accounted for appropriately as having been sold when

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one or more of the conditions in paragraph 9 are no longer met. The transferor recognizes those assets together with liabilities to the former transferee(s) in those assets and initially measures the assets and liabilities at fair value on the date of the change, as if the transferor purchased them on that date. The issue is how to apply the accounting requirements of paragraph 55 with respect to beneficial interests held by the transferor and loans that do not meet the definition of “security,” including whether the transferor should recognize a gain or loss when paragraph 55 is applied. The Company adopted EITF 02-09 in the fourth quarter of 2002 and recorded approximately $0.2 million as a fair value adjustment to its balance of Contracts held for sale, stemming from a “clean-up” call executed during the fourth quarter.

Note 4 — Contracts Held for Sale

      Contracts held for sale consist of the following:

	December 31,

	2002	2001

	(In thousands)
Gross Contracts held for sale	$176,545	$193,881
Less unearned interest	(1,265)	(2,165)

Contracts held for sale	175,280	191,716
Dealer participation	(4,148)	(2,451)

Total	$171,132	$189,265

      As of December 31, 2002 and 2001, 30% and 28% of Contracts held for sale were originated in California, respectively.

      At December 31, 2002, contractual maturities of Contracts held for sale were as follows:

(In thousands)(1)
2003	$27,693
2004	23,103
2005	4,979
2006	10,272
2007 and thereafter	109,233

$175,280

(1)	Actual maturities may vary depending on prepayment speed, charge-offs and deferments.

      Contracts serviced by the Company for the benefit of others totaled approximately $2.7 billion at December 31, 2002 and December 31, 2001. These amounts are not reflected in the accompanying consolidated financial statements.

Note 5 — Contracts Held for Investment

      Contracts held for investment are net of a $1.9 million allowance for future losses at December 31, 2002 and a $1.3 million allowance at December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Contracts held for investment consist of the following:

	December 31,

	2002	2001

	(In thousands)
Gross Contracts held for investment	$8,430	$3,581
Less unearned interest	(24)	(42)

Contracts held for investment	8,406	3,539
Allowance	(1,851)	(1,280)

Total	$6,555	$2,259

      Changes in the allowance for credit losses were as follows:

	December 31,

	2002	2001	2000

	(In thousands)
Balance at beginning of period	$1,280	$1,175	$1,454
Provision for credit losses	(8)	1,079	990
Charged-off loans	(3,946)	(2,121)	(1,671)
Recoveries-tax refund	2,043	—	—
Recoveries-general	2,482	1,147	402

Balance at end of period	$1,851	$1,280	$1,175

      At December 31, 2002, contractual maturities of Contracts held for investment were as follows:

(In thousands)(1)
2003	$4,608
2004	3,278
2005	309
2006	201
2007 and thereafter	10

$8,406

(1)	Actual maturities may vary depending on prepayment speed, charge-offs and deferments.

Note 6 — Credit Enhancement Assets

      SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

      Credit enhancement assets consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Trust receivables	$3,506	$3,980
RISA	173,602	180,320

Total	$177,108	$184,300

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Trust receivables represent initial deposits in spread accounts.

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

      Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. The Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.7 years. Credit loss assumptions range from 3.8% to 4.4% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which during the year ranged from 11% to 12%. As of December 31, 2002, the discount rates used for valuing RISA on our financial securitizations ranged from 8.5% to 11.0% and loss assumptions ranged from 3.8% to 5.9% cumulative.

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

      During the year ended 2002, the Company recorded an impairment loss of $15.1 million, compared to $3.3 million for the year ended December 31, 2001. The impairments principally reflect the adverse performance of six securitizations executed during 1999 and 2000, stemming from higher than expected losses and delinquency on such securitizations.

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

      The following table presents the estimated future undiscounted RISA earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0%, financial guaranty insurance premiums and other costs and fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

	December 31,

	2002	2001

	(In thousands)
Estimated net undiscounted RISA earnings	$321,685	$324,162
Off balance sheet allowance for losses	(109,490)	(110,347)
Discount to present value	(38,593)	(33,495)

Retained interest in securitized assets	$173,602	$180,320

Outstanding balance of contracts sold through securitizations	$2,726,878	$2,635,042

      At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31,
2002

(Dollars in millions)
Expected credit loss assumption (annual rate)	2.20% to 3.80%
Impact of fair value of 10% adverse change	$10.2
Impact of fair value of 20% adverse change	$20.2
Expected prepayment rate assumption (annual rate)	1.67% to 2.16%
Impact of fair value of 10% adverse change	$8.2
Impact of fair value of 20% adverse change	$14.6
Expected discount rate on RISA (annual rate)	8.5% to 11.0%
Impact of fair value of 10% adverse change	$2.6
Impact of fair value of 20% adverse change	$5.2

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption for the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Furniture and Equipment

      Furniture and equipment consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Owned:
Office furniture	$4,390	$4,365
Computer equipment	15,910	14,953
Leasehold improvements	1,869	1,814

Total	22,169	21,132

Capitalized leases:
Computer equipment	854	399

Total	854	399

Total furniture and equipment	23,023	21,531
Less: accumulated depreciation and amortization	(19,954)	(16,523)

Furniture and equipment, net	$3,069	$5,008

Note 8 — Warehouse Borrowing

      As of December 31, 2002, the Company was party to a $355 million warehousing facility (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

      In January 2003, a subsidiary of the Company, Onyx Acceptance Receivables Corporation (“OARC”), executed a $150 million warehouse facility with CDC Financial Products (“CDC”) and guaranteed by XL Capital Assurance Inc., which will provide warehouse funding for the purchase or origination of Contracts and will be used in concert with the Triple-A CP Facility the Company currently has in place. The Company pledges certain of its Contracts held for sale to borrow under the CDC CP Facility. The CDC CP Facility expires in January 2004 but may be renewed by agreement of the parties. In conjunction with the procurement of the new facility, the Company elected to reduce its line with Triple-A One Funding Corporation and MBIA to $300 million.

      The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings.

Note 9 — Residual Lines

      The Company, through Fundco, currently has two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation (“SBRC”) and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“CSFB”). (The SBRC facility together with the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan. The CSFB-Europe line was renewed in October 2002 for a one-year term.

      Interest paid under each line is generally tied to the 30 day Libor Rate. The average interest rates for the year ending 2002 were 4.29% for the SBRC facility and 4.82% for the CSFB facility. For the year ending December 31, 2001, the average interest rates were 6.49% and 6.59% under the CSFB facility and the SBRC facility, respectively. The decrease in average interest rates paid on the facilities from 2001 to 2002 was consistent with the decrease in the average 30 day Libor Rate over the same time periods.

      As an additional source of funds, the Company utilizes residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction generated approximately $75.0 million in proceeds.

Note 10 — Subordinated Debt

      As of December 31, 2002, the Company had outstanding approximately $27.1 million of subordinated debt, $0.6 million of which is being amortized through February 2003 with a stated interest rate of 9.5%. $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $14.5 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of December 31, 2002 was approximately 8.6%. The renewable notes have varying maturities ranging from three months to ten years.

      The facilities and lines as discussed in Notes 8, 9 and 10 above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2002.

Note 11 — Commitments and Contingencies

      Leases: The Company leases furniture, fixtures and equipment under capital leases with terms in excess of one year. The Company leases its office space under operating leases with options to renew. Certain operating lease agreements provide for escalations based on contractual provisions.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments required under capital leases and non-cancelable operating leases are as follows as of December 31, 2002:

	Capital	Operating
	Leases	Leases

	(In thousands)
2003	$517	$3,419
2004	383	3,399
2005	57	3,040
2006	0	2,181
2007 and thereafter	0	3,963

Total	957	$16,002

Less amounts representing interest	(103)

Present value of net minimum lease payments	$854

      Rental expenses for premises and equipment amounted to approximately $4.3 million, $4.2 million and $4.0 million for the years ended December 31, 2002, 2001, and 2000 respectively.

Note 12 — Legal Proceedings

      As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff’s class action complaint. The Company, as the assignee of Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. Finally, the Company also is subject to other litigation common to the motor vehicle finance industry and businesses in general. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

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

Note 13 — Stock Options

      As of December 31, 2002, the Company has reserved 1,953,867 shares for future issuance to certain employees under its stock option plans. The options may be exercised at prices ranging from $0.51 per share to $11.50 per share at any time, in whole or part, within ten years after the date of grant. Reserved, unoptioned shares totaled 41,305 at December 31, 2002, 65,743 at December 31, 2001, and 101,645 at December 31, 2000.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plan as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,785,835	$4.86	1,611,359	$5.22	1,290,136	$5.66
Granted	244,250	$3.76	347,581	$3.73	478,450	$4.06
Exercised	(8,747)	$0.51	(11,111)	$4.27	(11,954)	$0.51
Forfeited	(67,471)	$6.23	(161,994)	$6.81	(145,273)	$5.66

Outstanding at end of year	1,953,867	$4.70	1,785,835	$4.86	1,611,359	$5.22

Options exercisable at year end	1,373,540		1,127,364		960,169

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted-Average
	Number	Remaining		Number
	Outstanding	Contractual Life	Weighted-Average	Exercisable	Weighted-Average
Range of Exercise Prices	at 12/31/02	(in Years)	Exercise Price	at 12/31/02	Exercise Price

$0.51	84,890	1.2	$.51	84,890	$.51
$3.38 - 3.76	631,599	8.9	3.66	185,120	3.59
$4.25 - 5.81	1,150,754	6.1	5.24	1,020,095	5.35
$6.75 - 7.25	19,066	4.9	6.96	16,607	6.95
$7.88 - 9.13	26,100	6.4	8.12	25,370	8.09
$10.29 - 11.50	41,458	4.5	10.88	41,458	10.88

$0.51 - 11.50	1,953,867	6.7	$4.70	1,373,540	$5.05

      Substantially all of the options granted by the Company vest over a four year period, 25% after one year and the remaining 75% ratably over the following 36 month period. All of the options are granted at the closing price on the effective date of the grant.

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” encourages, but does not require, companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123 and 148, the Company has continued to account for stock-based compensation plans under APB 25. The fair value of the options was estimated at date of grant using a Black-Scholes single option pricing model using the following assumptions:

	December 31,

	2002	2001	2000

Risk free interest rate	3.8%	4.6%	6.2%
Expected stock price volatility	87.6%	75.0%	85.0%
Expected life of options	four years	four years	four years
Expected dividends	none	none	none

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the years ended December 31:

	2002	2001	2000

Net income, as reported (in thousands)	$2,339	$4,410	$5,835
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$446	$529	$892

Pro forma net income (in thousands)	$1,893	$3,881	$4,943

Earnings per share:
Basic — as reported	$0.46	$0.88	$1.03
Basic — pro forma	$0.37	$0.77	$0.87
Diluted — as reported	$0.45	$0.84	$1.00
Diluted — pro forma	$0.37	$0.75	$0.85

Note 14 — Employee 401K Deferred Savings Plan

      The Company has established a salary deferral savings program pursuant to IRS Code Section 401(k) (the “401(k) Plan”) for qualified employees. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. Effective July 1, 1998, the Company amended the 401(k) Plan to permit matching Company contributions. Employee contributions up to the lesser of $10,000 or 6% of pre-tax earnings made after one year of service may be matched by a Company contribution equal to 50% of the employee’s contribution upon Board approval. Matching contributions are made in the Company’s common stock and begin vesting 20% per year following the completion of one year of service. Company expense related to the 401(k) Plan totaled approximately $439,000 in 2002 and approximately $409,000 in 2001.

Note 15 — Shareholders’ Equity

      Preferred Stock: The Company has 3 million shares of preferred stock authorized of which 200,000 shares have been designated Series A participating Preferred Stock. No shares of preferred stock were outstanding as of December 31, 2002 and December 31, 2001.

      In July 1997, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Plan”) in which preferred stock purchase rights were distributed as a dividend at the rate of one preferred share purchase right (a “Right”) for each outstanding share of common stock held by stockholders of record on July 21, 1997. The Rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (subject to certain exceptions stated in the Plan) or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. The Rights will expire on July 20, 2007.

      Dividends: The Company’s ability to pay or declare dividends is restricted by the terms of certain of its credit facilities.

Note 16 — Share Repurchases

      On May 31, 2000, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $7,500,000 of the Company’s Common Stock. As of December 31, 2002, 1,200,254 shares had been repurchased under the program for an aggregate amount of $5.3 million.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Income Taxes

      The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(In thousands)
Current:
Federal	$65	$256	$(2,020)
State	569	288	(177)

Total	634	544	(2,197)

Deferred:
Federal	1,223	2,105	5,151
State	(199)	412	1,182

Total	1,024	2,517	6,333

Combined Total	$1,658	$3,061	$4,136

      The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Statutory regular federal income tax rate (benefit)	34%	34%	34%
State taxes (net of federal benefit)	6	6	6
Other	1	1	1

	41%	41%	41%

      The components of the deferred income tax asset or (liability) as of December 31, 2002 and 2001 are as follows:

	2002	2001

	(In thousands)
Property and equipment	$1,691	$2,087
Unrealized gain (loss) in credit enhancement assets	(2,375)	(725)
Accrued liabilities	788	730
Capitalized costs	(1,050)	(1,073)
Allowance for credit losses	746	524
Gain on sale of Contracts	(31,532)	(33,736)
Net operating losses	9,686	12,855
Credit carryover	223	223
State taxes	1,245	1,213

	$(20,578)	$(17,902)

      As of December 31, 2002, the Company had net operating loss carryforwards for federal and state purposes of approximately $24.2 million and $22.9 million, respectively. These carryforwards will begin to expire in 2020 and 2012 for federal and state taxes respectively.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to sections 382 and 383 of the Internal Revenue Code, the utilization of net operating loss and tax credit carryforwards may be subject to substantial limitations if ownership changes occur.

Note 18 — Warrants

      At December 31, 2002, the Company had the following warrants outstanding to purchase shares of common stock:

		Balance	Net	Balance	Net	Balance
		Outstanding at	Reductions to	Outstanding at	Reductions to	Outstanding at
	Exercise	December 31,	Outstanding	December 31,	Outstanding	December 31,
	Price	2000	Warrants	2001	Warrants	2002

Warrants	$0.03	1,636	1,636	0	0	0
Warrants	$0.51	84,311	84,311	0	0	0
Warrants	$11.50	16,332	16,332	0	0	0
Warrants	$17.15	3,791	0	3,791	0	3,791
Warrants	$8.88	180,529	0	180,529	0	180,529

Total		286,599	102,279	184,320	0	184,320

      At December 31, 2002, all the Company’s warrants outstanding to purchase shares of common stock were exercisable. No warrants were exercised during 2002.

Note 19 — Net Income Per Share

      In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company’s potential common stock on net income per share.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except net
	income per share)
Net income	$2,339	$4,410	$5,835

Weighted average shares outstanding	5,085	5,026	5,657
Net effect of dilutive stock options/ warrants	94	206	154

Fully diluted weighted average shares outstanding	5,179	5,232	5,811

Net income per share	$0.46	$0.88	$1.03

Net income per share assuming full dilution	$0.45	$0.84	$1.00

      As of December 31, 2002, 2001 and 2000, 1.4 million, 2.4 million and 1.5 million of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were anti-dilutive.

Note 20 — Fair Value of Financial Instruments

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Cash Equivalents: The carrying amount approximates fair value because of the short maturity of those investments.

      Restricted Cash: The carrying amount approximates fair value because of the short maturity of those investments.

      Warehouse Borrowings, Residual and Excess Service Lines: The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics.

      Contracts Held for Sale: The fair value of Contracts held for sale is based on the estimated proceeds expected on securitization of the Contracts held for sale.

      Contracts Held for Investment: The fair value of Contracts held for investment is based on the estimated proceeds expected on securitization of the Contracts held for investment.

      Credit Enhancement Assets: The carrying amount is accounted for at an estimated fair value which is calculated by discounting the excess spread using a current market discount rate.

      Hedging. The fair value of the Company’s outstanding forward agreements are estimated based on current rates offered to the Company for forward agreements with similar terms and conditions.

      The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
Cash and cash equivalents	$0.1	$0.1	$1.1	$1.1
Restricted cash	$3.4	$3.4	$—	$—
Contracts held for sale	$175.3	$185.4	$191.7	$199.5
Contracts held for investment	$8.4	$8.9	$3.5	$3.8
Credit enhancement assets	$177.1	$177.1	$184.3	$184.3
Warehouse borrowings	$(166.0)	$(166.0)	$(190.0)	$(190.0)
Excess service and residual lines	$(45.6)	$(45.6)	$(68.4)	$(68.4)
Hedging Forward agreements	$(1.5)	$(1.2)	$(0.4)	$0.4

Note 21 — Related Party Transactions

      The Company has a note receivable from a certain officer and shareholder in the amount of $175,000. Principal and accrued interest under the terms of the note are due on December 20, 2004.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Quarterly Results of Operations (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2002
Interest income	$8,308	$9,753	$10,225	$10,276
Interest expense	2,597	3,561	2,845	2,532
Net interest income	5,711	6,192	7,380	7,745
Provision for credit losses	479	(1,758)	818	453
Income before income taxes	699	621	1,097	1,580
Income taxes	290	257	455	656
Net income	409	364	642	924
Net income per common share (Basic)	$0.08	$0.07	$0.13	$0.18
Net income per common share (Diluted)	$0.08	$0.07	$0.12	$0.18
2001
Interest income	$4,426	$7,571	$7,779	$6,029
Interest expense	4,186	3,742	2,849	2,047
Net interest income	240	3,829	4,930	3,982
Provision for credit losses	334	130	502	114
Income before income taxes	1,513	3,118	2,241	599
Income taxes	628	1,294	899	240
Net income	885	1,824	1,342	359
Net income per common share (Basic)	$0.18	$0.37	$0.27	$0.07
Net income per common share (Diluted)	$0.17	$0.35	$0.25	$0.07

      The Company has elected to reclassify other miscellaneous income from interest income into service fee income for the prior quarters.

Note 23 — Subsequent Events (Unaudited)

      In the first quarter of 2003, the Company securitized Contracts in the amount of $400.0 million. Additionally, during January, 2003, the Company executed a new $150.0 million warehouse facility sponsored by CDC Financial Products Inc. and guaranteed by XL Capital Assurance Inc. In conjunction with the procurement of the new warehouse facility, the Company elected to reduce its line with Triple-A One Funding Corporation and MBIA to $300 million from $355 million, effective February 1, 2003.

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Description	Page

3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1 through 11.129 Omitted
10.130	Amendment No. 1 to the Amended and Restated Indenture between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee, dated and effective as of April 15, 2002.*
10.131	Amendment No. 2 to Amended and Restated Indenture between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee, dated and effective as of November 27, 2002.*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Accountants*

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-00680).