Form 10-Q
period 2003-03-31
ONYX ACCEPTANCE CORP
filed 2003-05-15
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [ X]

     As of May 15, 2003 there were 5,086,793 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2003	2002

	(DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents	$2,758	$72
Restricted cash	7,088	3,430
Credit enhancement assets, at fair value	170,327	177,108
Contracts held for sale	211,565	171,132
Contracts held for investment (net of allowance)	7,861	6,555
Other assets	9,540	9,639

Total assets	$409,139	$367,936

LIABILITIES
Accounts payable	$27,115	$33,871
Debt:
Warehouse lines	211,001	166,007
Residual lines	39,141	45,599
Subordinated debt	33,561	27,128

Total debt	283,703	238,734
Other liabilities	31,055	29,962

Total liabilities	341,873	302,567
EQUITY
Common stock Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,086,793 as of March 31, 2003 and as of December 31, 2002	51	51
Paid in capital	32,652	32,652
Retained earnings	29,325	28,299
Accumulated other comprehensive income, net of tax	5,238	4,367

Total equity	67,266	65,369

Total liabilities and equity	$409,139	$367,936

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

	(Dollars in Thousands
	except per share data)
REVENUES:
Interest income	$11,141	$8,308
Interest expense	2,237	2,597

Net interest income	8,904	5,711
Gain on sale of contracts, net	4,127	4,295
Service fee income	13,238	13,420

Total Revenues	26,269	23,426
EXPENSES:
Provision for credit losses	2,227	479
Interest expense — other	1,262	1,036
OPERATING EXPENSES:
Salaries and benefits	13,778	13,401
Systems and servicing	948	578
Telephone and data lines	813	882
Depreciation	684	1,000
General and administrative expenses	4,803	5,351

Total Operating Expenses	21,026	21,212

Total Expenses	24,515	22,727

Income before Income Taxes	1,754	699
Income Taxes	728	290

Net Income	$1,026	$409

Net Income per share — Basic	$0.20	$0.08
Net Income per share — Diluted	$0.20	$0.08
Basic Shares Outstanding	5,086,793	5,081,156
Diluted Shares Outstanding	5,157,277	5,191,935

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED OTHER
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	INCOME
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL

BALANCE, DECEMBER 31, 2002	5,087	$51	$32,652	$28,299	$4,367	$65,369
Comprehensive income:
Unrealized gains in securitized assets, net of tax of $190 thousand					268	268
Unrealized gain on hedging activities, net of tax of $428 thousand					603	603
Net income				1,026		1,026

Total comprehensive income				1,026	871	1,897

BALANCE, MARCH 31, 2003	5,087	$51	$32,652	$29,325	$5,238	$67,266

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net cash used in operating activities	$(37,951)	$(10,078)
INVESTING ACTIVITIES:
Cash used for purchases of property and equipment	(551)	(516)
FINANCING ACTIVITIES:
Proceeds from exercise of employee options	—	4
Payments on capital lease obligations	(124)	(94)
Proceeds from lease refinance	—	900
Payments on residual lines of credit	(11,957)	(68,355)
Proceeds from drawdown on residual lines of credit	5,500	75,476
Paydown of warehouse lines related to securitizations	(391,576)	(363,223)
Proceeds from warehouse lines	436,570	371,726
Proceeds from issuance of subordinated debt	8,243	712
Principal payments on subordinated debt	(1,810)	(869)

Net cash provided by financing activities	44,846	16,277

Increase in cash and cash equivalents	6,344	5,683
(Increase) in restricted cash	(3,658)	—
Cash and cash equivalents at beginning of period	72	1,135

Cash and cash equivalents at end of period	$2,758	$6,818

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

     RECLASSIFICATION

     Certain amounts in the 2002 quarter condensed consolidated financial statements have been reclassified to conform to the corresponding 2003 presentation.

     NOTE 2 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K.

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

     NOTE 3 — RESTRICTED CASH

     The Company’s restricted cash balance may, from time to time, consist of one or more of the following components: funds held in reserve accounts supporting on balance sheet residual securitization transactions; cash collateral to meet margin requirements related to hedging activities; and cash collateral to cure potential borrowing base deficiencies associated with the Company’s warehouse lines.

NOTE 4 — CONTRACTS HELD FOR SALE

     Contracts held for sale consisted of the following, and are carried at the lower of cost or market value:

	March 31,	December 31,
	2003	2002

	(In Thousands)
Gross Contracts held for sale	$217,173	$176,545
Less unearned interest	(1,207)	(1,265)

Contracts held for sale	215,966	175,280
Dealer participation	(4,401)	(4,148)

Total	$211,565	$171,132

As of March 31, 2003, 27% of Contracts held for sale were originated in California, versus 30% as of December 31, 2002.

NOTE 5 — CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.2 million allowance for probable losses at March 31, 2003 and a $1.9 million allowance at December 31, 2002. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

     Contracts held for investment consist of the following:

	March 31,	December 31,

	2003	2002

	(In thousands)
Gross Contracts held for investment	$10,108	$8,430
Less unearned interest	(30)	(24)

Contracts held for investment	10,078	8,406
Allowance	(2,217)	(1,851)

Total	$7,861	$6,555

NOTE 6 — CREDIT ENHANCEMENT ASSETS

     SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

	March 31,	December 31,

	2003	2002

	(In thousands)
Trust receivables	$1,000	$3,506
RISA	169,327	173,602

Total	$170,327	$177,108

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

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. The Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.8 years. Credit loss assumptions at the time of securitization range from 3.8% to 4.4% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which was 11% for the 2003-A securitization. As of March 31, 2003, the discount rates used for valuing RISA on our financial securitizations ranged from 8.3% to 11.0% and loss assumptions ranged from 3.8% to 6.3% cumulative.

     During 1999, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 establishes new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated present value of future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement.

     During the quarter ended March 31, 2003, the Company recorded an impairment loss of $5.1 million, compared to $1.35 million for the quarter ended March 31, 2002. The impairment charge for the current quarter reflects the adverse performance of four securitizations executed prior to 2001, of which one such securitization will likely be liquidated by the end of the current fiscal year.

     In initially valuing the RISA and determining estimated cash flows, the Company establishes an off balance sheet allowance for probable credit losses. The allowance is based upon historical experience and management’s estimate of future performance regarding credit losses. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management’s prior estimates.

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

	March 31,	December 31,

	2003	2002

	(In thousands)
Estimated net undiscounted RISA earnings	$320,155	$321,685
Off balance sheet allowance for losses	(116,317)	(109,490)
Discount to present value	(34,511)	(38,593)

Retained interest in securitized assets	$169,327	$173,602

Outstanding balance of contracts sold through securitizations	$2,673,551	$2,726,878

NOTE 7 — NEW PRONOUNCEMENTS

     In April of 2003, the Financial Accounts Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, (“FAS 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of FAS-149 will not have a material effect on the Company’s consolidated financial statements.

NOTE 8 — NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company’s potential common stock on net income per share.

	Quarter Ended March 31,

	2003	2002

	(In thousands, except net
	income per share)
Net income	$1,026	$409

Weighted average shares outstanding	5,087	5,081
Net effect of dilutive stock options/warrants	70	111

Fully diluted weighted average shares outstanding	5,157	5,192

Net income per share	$0.20	$0.08

Net income per share assuming full dilution	$0.20	$0.08

     As of March 31, 2003, 2002, 2.0 million and 1.1 million of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were anti-dilutive.

NOTE 9 — STOCK OPTIONS

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” encourages, but does not require, companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123 and 148, the Company has continued to account for stock-based compensation plans under APB 25. The fair value of the options was estimated at date of grant using a Black-Scholes single-option pricing model using the following assumptions:

	March 31,

	2003	2002

Risk free interest rate	2.9%	3.8%
Expected stock price volatility	79.7%	87.6%
Expected life of options	four years	four years
Expected dividends	none	none

     The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the quarters ended March 31:

	2003	2002

Net income, as reported (in thousands)	$1,026	$409
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$111	$97

Pro forma net income (in thousands)	$915	$312

Earnings per share:
Basic — as reported	$0.20	$0.08
Basic — pro forma	$0.18	$0.06
Diluted — as reported	$0.20	$0.08
Diluted — pro forma	$0.18	$0.06

NOTE 10 — CONTINGENCIES

     Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company’s business. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company’s automobile finance business. Based upon information presently available, the Company believes that all current proceedings should not have a material adverse effect upon the Company's results of operations, cash flows or financial condition.

NOTE 11 — SUBSEQUENT EVENTS

     In May of 2003, the Company securitized $400.0 million in Contracts. Additionally, in April of 2003, the SBRC residual financing facility was replaced by a $35.0 million residual line with Merrill Lynch International.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $9.1 billion in Contracts and currently has relationships with over 11,000 dealerships. The Company has expanded its operations from a single office in California to 18 Auto Finance Centers serving many regions of the United States.

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

     RETAINED INTEREST IN SECURITIZED ASSETS (“RISA”)

     RISA represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments. The estimates that Management makes during the execution of the securitization relate to the expected prepayment rate of the Contracts in the transaction, the discount rate to be applied to the cash flows and the amount of cumulative losses that will be experienced by the Contracts that are sold in the transaction. As these estimates are made at the inception of the transaction, they will have a degree of uncertainty as the transaction ages. A major variable to these estimates relates to the general state of the economy at any given time and its effect on the performance of the Contracts in the transaction. During 1999, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 established income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method.

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

RESULTS OF OPERATIONS

     The Company had net income of $1.0 million for the quarter ended March 31, 2003, compared to net income of $409 thousand for the quarter ended March 31, 2002. The increase in net income for the quarter was principally due to an increase in interest income recorded during the period as a result of a larger average balance of higher yielding contracts that were held on the balance sheet, higher earnings on the Company’s securitization transactions and a reduction in interest expense in connection with the Company’s commercial paper facilities.

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

     Net interest income increased to $8.9 million during the first quarter of 2003, from $5.7 million during 2002. The increases were principally due to an increase in interest income on contracts held on balance sheet during the warehousing period and income generated from the Company’s RISA coupled with a decrease in interest expense on the Company’s commercial paper lines. The increase in interest income from the Company’s RISA was principally due to an increase in yields resulting from lower credit losses and better overall performance on the Company’s 2001 and 2002 securitizations versus original projections made at the time of sale. The increase in interest income was principally due to a higher average balance of Contracts held on balance sheet coupled with higher interest rates earned on Contracts held for investment relative to the first quarter of 2002. Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $1.2 million for the quarter, compared to $1.5 million for the quarter ended March 31, 2002. Commercial paper interest expense for the quarter was $1.0 million versus $1.1 million for the quarter ended March 31, 2002. The weighted average interest rate paid on the Company’s commercial paper lines for the quarter was approximately 1.35%, compared to 1.87% for the same period in 2002. Finance revenue earned on Contracts held for sale and investment was $5.2 million versus $3.6 million for the same period in 2002. The table below depicts the major components of net interest income.

	For the Quarters Ended
	March 31,
	2003	2002

	(Dollars in thousands)
Income:
Finance Revenue (net of participation amortization)	$5,185	$3,625
RISA income	5,956	4,683

Total interest income	11,141	8,308
Expense:
Warehouse lines	1,039	1,119
Residual lines	1,198	1,478

Total interest expense	2,237	2,597

Net interest income	$8,904	$5,711

     Servicing Fee Income. Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

     Servicing fee income was $13.2 million for the quarter ended March 31, 2003, compared to $13.4 million for the same period in 2002. The reduction in servicing fee income was principally due to a reduction in investment income received on trust cash accounts during 2003 and a reduction in fees assessed on delinquent accounts. These reductions were partially offset by an increase in document fees assessed during the period.

     Gain on Sale of Contracts. The Company computes a gain on sale with respect to Contracts securitized based on the present value of the estimated future excess cash flows to be received from such Contracts using a market discount rate which is recorded as a credit enhancement asset on the statement of financial condition. The gain recorded in the statement of income is adjusted for prepaid dealer participation, issuance costs, the gain or loss on the termination of the cash flow hedge and impairment charges. The gain on the sale of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts.

     The Company completed one securitization in the amount of $400 million during the quarter, resulting in a gain on sale of Contracts of $9.2 million or 2.3% of the dollar amount of Contracts securitized, compared to a securitization of $375 million during the first quarter of 2002, which resulted in a gain on sale of Contracts totaling $5.6 million or 1.5% of the dollar amount of the Contracts securitized. The Company recorded a $5.1 million pre-tax impairment charge on its RISA assets during the first quarter of 2003 versus $1.35 million for the same period in 2002. While the Company has experienced a significant reduction in its overall delinquency and loss rates on its 2001 and 2002 securitizations, certain pre-2001 securitizations continue to experience higher losses and delinquency rates reflecting current economic conditions. The impairment charges have been recorded to reduce the gain on sale recorded during the period. The table below depicts the components of the net gain as reported in the consolidated statements of income.

	For the Quarters Ended
	March 31,
	2003	2002

	(Dollars in thousands)
Gain on Sale	$9,219	$5,645
Impairment	(5,092)	(1,350)

Total net gain on sale of Contracts	$4,127	$4,295

     The increase in the gain as a percentage of the Contracts securitized for 2003 was the result of an increase in the net interest rate spread realized on the 2003-A securitization. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities. The net interest rate spread for the 2003-A securitization was approximately 54 basis points higher than the securitization executed during the first quarter of 2002, and is attributable to a reduction in the weighted average investor rate paid and costs in connection with the execution of the 2003-A securitization. For the 2002-A securitization, the weighted average investor rate was 3.91%, compared to 2.53% for the 2003-A securitization. Additionally, the company reduced its loss assumption to 2.21%, compared to 2.50% for the 2002-A transaction, in response to the improved portfolio credit statistics realized since the fourth quarter of 2000 when the company decided to target higher credit-worthy borrowers. Since this shift, the Company has reported an improvement in overall borrower statistics including credit scores, delinquency and charge-offs rates. The majority of the charge-offs reported during the first quarter relate to older transactions that have been impacted by the softening of the used car market, which resulted in lower recovery rates on repossessions. The table below depicts the components of the net interest rate spread for the 2003-A and 2002-A securitizations:

	2003-A	2002-A

Weighted average A.P.R.	9.79%	10.68%
Projected loss rate	(2.21)	(2.50)
Total cost of funds, including investor rate	(5.43)	(6.57)

Net interest rate spread	2.15%	1.61%

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

     Provision for Credit Losses. The Provision for credit losses represents net credit losses incurred on Contracts held for investment. The provision for credit losses increased to $2.2 million for the quarter ended March 31, 2003 compared to $0.5 million for the same period in 2002. The majority of the quarterly increase stems from the liquidation of the repossessed inventory. The Company’s serviced repossession inventory decreased to $19.3 million or 0.67% of serviced assets at the end of March 2003, from $20.5 million or 0.71% of serviced assets as of December 31, 2002 and $25.2 million or 0.88% of serviced assets at March 31, 2002.

     Other Interest Expense. Other interest expense was $1.3 million for the quarter ended March 31, 2003, compared to $1.0 million for the same period in 2002. Other interest expense includes interest and amortized fees on the Company’s subordinated debt, capital lease obligations and the costs associated with hedging activities under the guidelines of FAS 133. The increase in interest expense for the quarter ended March 31, 2003 was principally due to interest recorded in connection the Company’s renewable notes program launched during the first quarter of 2002. As of March 31, 2002, the balance of renewable notes was approximately $0.7 million, compared to approximately $21.6 million as of March 31, 2003. The weighted average interest rate on the balance of the renewable notes outstanding as of March 31, 2003 was 9.26%. The renewable notes have varying maturities ranging from three months to 10 years.

     The table below depicts the components of the other interest expense as reported in the consolidated statements of income.

	For the Quarters Ended
	March 31

	2003	2002

	(Dollars in thousands)
Subordinated debt	$465	$550
Renewable notes	728	21
FAS 133 interest	46	438
Capital lease interest	23	27

Total other interest expense	$1,262	$1,036

     Operating Expenses. The Company has made a significant effort to control operating expenses through renegotiation of existing service contracts and the further implementation of technology and automation. The conversion of its loan accounting and collection systems to an in-house system and other initiatives have effectively reduced its operating expenses as a percent of the serviced portfolio. Total operating expenses as a percent of the average serviced portfolio decreased to 2.90% for the quarter ended March 31, 2003, compared to 2.97% for the same period in 2002. Total operating expenses for the quarter ended March 31, 2003 remained at approximately $21.0 million while the average serviced portfolio for the period increased by $44.2 million versus the same period in 2002.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $13.8 million during the quarter ended March 31, 2003, compared to $13.4 million for the period ended March 31, 2002. While the averaged serviced portfolio increased by $44.2 million, the Company was able to reduce the number of full-time employees and became less reliant on the services of temporary agencies. Charges in connection with the use of temporary agencies decreased by $0.3 million compared to the same period in 2002. The increase in total salary and benefits of $0.4 million for the three-month period is principally due to higher bonus payments for the Company’s production staff, normal merit increases and higher health care costs in connection with the Company’s benefit plans.

     System and Servicing Expense. System and servicing expense was $0.9 million for the quarter ended March 31, 2003, an increase of approximately $0.4 million versus the quarter ended March 31, 2002. Toward the end of the third quarter of 2002, the Company deployed an automated front-end loan application system in an effort to reduce the time commitment to manually input its daily loan applications from its dealer network. The new system effectively eliminated clerical errors associated with the manual process and streamlined the input of loan applications, which resulted in the reduction of its data entry staff shortly after the deployment. Charges in connection with the Company’s new automated system were approximately $270,000 for the quarter. There were no charges in connection with the system during the first quarter of 2002.

     Telephone and Data Line Expenses. Telephone and data line expenses decreased to $0.8 million for the quarter ended March 31, 2003, from $0.9 million for the quarter ended March 31, 2002. Although these charges generally increase with the growth of the serviced portfolio, the decrease between the two periods was principally due to a reduction in long distance rates, a re-evaluation of the Company’s existing uses of local carriers and an increase in the credit quality of the serviced portfolio when compared to 2002. Assuming no additional reduction in long distance rates, the Company expects these charges to increase relative to the growth of the serviced portfolio.

     Depreciation Expense. Depreciation expense decreased to $0.7 million for the quarter ended March 31, 2003, compared to $1.0 million for the same period in 2002. Substantially all of the system upgrades in connection with the Company’s corporate office relocation to Foothill Ranch during 1999 have been fully depreciated. The Company uses a three-year life and a straight-line depreciation method for most capital purchases. The Company will continue to invest in technology and infrastructure to support the serviced portfolio as a means to increase operating efficiencies.

     Other Operating Expenses. Other operating expenses were $4.8 million for the quarter ended March 31, 2003, a decrease of approximately $0.6 million versus the quarter ended March 31, 2002. Other operating expenses include professional fees, marketing, supplies, facility related charges, collection expenses, insurance fees and credit bureau fees. The decrease in other operating expenses principally due to the general improvement of the performance of the Company’s serviced portfolio and management’s efforts to control operating expenses through renegotiation of existing service contracts and the further implementation of technology and automation.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.5% for the first quarter of 2003 and 2002.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale are presented at the lower of cost or market value and totaled $216.0 million at March 31, 2003, compared to $175.3 million at December 31, 2002. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.2 million allowance for probable losses as of March 31, 2003 and a $1.9 million allowance as of December 31, 2002. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	FOR THE QUARTERS ENDED

	MAR. 31,	DEC 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2003	2002	2002	2002	2002

	(DOLLARS IN THOUSANDS)
Contracts purchased during period	$393,096	$389,743	$403,199	$442,919	$378,180
Average monthly volume during period	131,032	129,914	134,399	147,640	126,060
Gain on sale of Contracts	9,219	10,504	8,807	4,536	5,645
RISA write-down	5,092	5,646	5,181	3,002	1,350
Contracts securitized during period	400,000	450,000	450,000	400,000	375,000
Servicing portfolio at period end	2,894,883	2,905,968	2,902,674	2,895,511	2,848,022

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At March 31, 2003, delinquencies represented 1.61% of the amount of Contracts in its serviced portfolio compared to 2.58% at December 31, 2002. Net charge-offs as a percentage of the average serviced portfolio were 2.58% for the quarter ended March 31, 2003, compared to 3.35% for the quarter ended March 31, 2002. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores and an improvement in overall borrower statistics. Delinquency has declined due in part to the Contracts originated in 2001 and 2002. The majority of the charge-offs relate to older transactions that have been impacted by the slow-down in the economy and, to a lesser extent, the softening of the used car market, which resulted in lower recovery rates on repossessions.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	March 31, 2003	December 31, 2002

	Amount	Amount

	(Dollars in Thousands)
Serviced portfolio	$2,894,883	$2,905,968
Delinquencies(1)(2)
30 - 59 days	$31,935	$51,645
60 - 89 days	7,540	14,127
90+ days	7,199	9,118

Total	$46,674	$74,890

Total delinquencies as a percent of Serviced portfolio	1.61%	2.58%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.64% and 0.61% at March 31, 2003 and December 31, 2002, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 0.89% and 1.05% at March 31, 2003 and December 31, 2002, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	FOR THE THREE MONTHS ENDED
	MARCH 31,

	2003	2002

	(DOLLARS IN THOUSANDS)
Average servicing portfolio(1)	$2,901,503	$2,857,281
Number of gross charge-offs	3,534	3,303
Gross charge-offs	$22,263	$28,258
Net charge-offs(2)	$18,712	$23,922
Annualized net charge-offs as a percent of average Servicing portfolio	2.58%	3.35%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the cumulative net credit loss performance of each of the securitized pools outstanding for the period from the date of securitization through March 31, 2003, stated as a percentage of the original principal balance.

MONTH		98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C
	1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
	2	0.00%	0.02%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%
	3	0.02%	0.02%	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%
	4	0.08%	0.04%	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%
	5	0.19%	0.15%	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%
	6	0.33%	0.27%	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%
	7	0.45%	0.46%	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%
	8	0.61%	0.57%	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%
	9	0.82%	0.74%	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%
	10	0.95%	0.94%	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%
	11	1.10%	1.12%	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%
	12	1.20%	1.30%	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%
	13	1.36%	1.54%	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%
	14	1.48%	1.73%	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%
	15	1.64%	1.90%	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%

[Additional columns below]

[Continued from above table, first column(s) repeated]

MONTH		00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A
	1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
	2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
	3	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%
	4	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%	0.01%
	5	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%	0.03%
	6	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%	0.07%
	7	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%	0.17%	0.17%
	8	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%	0.23%	0.26%
	9	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%	0.33%	0.34%
	10	0.65%	0.60%	0.65%	0.48%	0.44%	0.34%	0.41%
	11	0.85%	0.77%	0.77%	0.59%	0.51%	0.39%	0.49%
	12	1.03%	0.95%	0.89%	0.70%	0.59%	0.48%	0.58%
	13	1.25%	1.14%	1.04%	0.78%	0.69%	0.56%
	14	1.41%	1.31%	1.19%	0.89%	0.77%	0.64%
	15	1.62%	1.47%	1.33%	1.00%	0.85%	0.74%

MONTH		98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C
	16	1.89%	2.10%	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%
	17	2.05%	2.28%	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%
	18	2.22%	2.51%	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%
	19	2.37%	2.71%	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%
	20	2.50%	2.83%	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%
	21	2.67%	2.95%	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%
	22	2.79%	3.08%	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%
	23	2.92%	3.25%	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%
	24	3.06%	3.39%	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%
	25	3.14%	3.45%	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%	4.37%
	26	3.23%	3.57%	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%	4.54%
	27	3.28%	3.72%	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%	4.74%
	28	3.35%	3.81%	3.61%	3.88%	3.90%	4.22%	4.87%	4.91%	4.88%
	29	3.45%	3.91%	3.67%	4.01%	4.03%	4.42%	5.04%	5.07%	5.03%
	30	3.50%	4.05%	3.78%	4.14%	4.19%	4.58%	5.23%	5.22%	5.18%
	31	3.57%	4.13%	3.85%	4.25%	4.28%	4.71%	5.35%	5.36%	5.33%
	32	3.67%	4.21%	3.96%	4.37%	4.43%	4.84%	5.48%	5.53%	5.43%
	33	3.73%	4.27%	4.07%	4.49%	4.60%	4.98%	5.61%	5.67%	5.57%
	34	3.81%	4.33%	4.18%	4.55%	4.71%	5.11%	5.74%	5.80%
	35	3.86%	4.42%	4.25%	4.66%	4.83%	5.21%	5.85%	5.91%
	36	3.91%	4.46%	4.32%	4.79%	4.95%	5.32%	5.96%	6.04%
	37	4.00%	4.55%	4.37%	4.86%	5.00%	5.46%	6.06%
	38	4.04%	4.63%	4.44%	4.94%	5.07%	5.55%	6.16%
	39	4.08%	4.73%	4.51%	5.00%	5.15%	5.63%
	40	4.13%	4.76%	4.56%	5.05%	5.22%	5.71%
	41	4.18%	4.80%	4.66%	5.12%	5.30%	5.78%
	42	4.21%	4.87%	4.69%	5.17%	5.36%	5.84%
	43	4.23%	4.94%	4.72%	5.21%	5.42%

[Additional columns below]

[Continued from above table, first column(s) repeated]

MONTH		00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A
	16	1.86%	1.64%	1.43%	1.11%	0.94%
	17	2.04%	1.78%	1.55%	1.23%	1.03%
	18	2.20%	1.96%	1.67%	1.34%	1.10%
	19	2.41%	2.10%	1.80%	1.45%
	20	2.60%	2.25%	1.94%	1.58%
	21	2.75%	2.36%	2.09%	1.71%
	22	2.92%	2.49%	2.23%
	23	3.03%	2.61%	2.35%
	24	3.16%	2.75%
	25	3.32%	2.86%
	26	3.45%	3.01%
	27	3.59%
	28	3.71%
	29	3.86%

CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

	March 31,	December 31,

	2003	2002

	(In thousands)
Trust receivables	$1,000	$3,506
RISA	169,327	173,602

Total	$170,327	$177,108

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

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts. The Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, but expects to generate positive cash flow on a monthly basis by year-end 2003, provided the volume of Contract purchases remains steady on an annual basis. The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings. Cash used in operating activities was $38.0 million for the quarter ended March 31, 2003, compared to $10.1 million used during the same period in 2002. The change in cash used in operating activities for the quarter ended March 31, 2003 versus 2002 is principally due to the number and size of clean-up calls on securitizations executed during the respective periods. During the quarter, the Company executed two clean-up calls totaling approximately $74.2 million compared to one clean-up call during the first quarter of 2002 in the amount of $20.8 million. Cash released from spread accounts during the two periods was $21.6 million and $10.7 million for the first quarter of 2003 and 2002, respectively.

     The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and did not open any branches during the year. Management is currently reviewing market conditions in both Ohio and New York and is exploring other east-coast locations as the overall economic environment improves in the forthcoming periods. Capital expenditures of $551 thousand and $516 thousand during the quarters ended March 31, 2003 and 2002, respectively, were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure.

     CP Facilities: As of March 31, 2003, the Company was party to two primary Contract warehousing programs (the “CP Facilities”), a $300 million warehousing facility (the “Triple-A CP Facility”) with Triple-A One Funding Corporation (“Triple-A”) and a $150 million warehouse facility (the “CDC CP Facility”) with CDC Financial Products Inc. (“CDC”), guaranteed by XL Capital Assurance Inc. Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility and Onyx Acceptance Receivables Corporation (“OARC”), is the borrower under the CDC CP facility. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The CP Facilities are used to fund the purchase or origination of Contracts. The Company pledges certain of its Contracts held for sale to borrow from the CP Facilities. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers. The CDC CP Facility expires in January 2004 but may be renewed by agreement of the parties.

     The Residual Lines: As of March 31, 2003, the Company, through Onyx Acceptance Funding Corporation (“Fundco”), had two residual financing facilities: a $50.0 million line with Salomon Smith Barney Realty Corporation (“SBRC”) and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). (The SBRC facility together with the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the SBRC line matures one year after the date of the loan. The CSFB-Europe line was renewed in October 2002 for a one-year term.

     In April of 2003, the SBRC facility was replaced by a $35.0 million residual line with Merrill Lynch International.

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

     Subordinated Debt: As of March 31, 2003, the Company had outstanding approximately $33.6 million of subordinated debt, $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $21.6 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of March 31, 2003 was 9.26%. The renewable notes have varying maturities ranging from three months to 10 years.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of March 31, 2003.

SECURITIZATIONS

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risk Factors”. The table below provides information about the trust’s assets and liabilities as of March 31, 2003 and December 31, 2002.

	March 31,	December 31,

	2003	2002

	(In thousands)
Total assets	$2,771	$2,805
Total liabilities	$2,667	$2,695

     The Company completed one AAA/Aaa rated publicly underwritten asset-backed securitizations in the amount of $400 million during the first quarter of 2003. Since 1994, the Company has securitized $8.8 billion of its Contracts in 31 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company’s CP Facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy (the “Financial Guarantee Insurance Policy”) insuring the payment of principal and interest due on the asset-backed securities. Through December 31, 2002, this policy has been issued by MBIA Insurance Corporation or a predecessor. The latest securitization executed during the first quarter of 2003 was insured by XL Capital Assurance Inc.

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

We Depend on Residual Financing.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the quarter, the Company recorded a $5.1 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on securitizations executed prior to 2001. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation is experiencing.

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

We Depend on Credit Enhancement.

     From inception through March 31, 2003, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

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

     During the quarter ended March 31, 2003, the Company recorded an impairment loss of $5.1 million, compared to $1.35 million for the quarter ended March 31, 2002. The impairments principally reflect the adverse performance of securitizations executed during 1999 and 2000, stemming from higher than expected losses and delinquency.

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

Our Quarterly Earnings May Fluctuate.

     Our revenues have fluctuated in the past and are expected to fluctuate in the future principally as a result of the following factors:

•	the timing and size of our securitizations;

•	the performance of our serviced portfolio;

•	variations in the volume of our Contract acquisitions;

•	the interest rate spread between our cost of funds and the average interest rate of purchased Contracts;

•	the effectiveness of our hedging strategies;

•	the investor rate for securitizations;

•	the marketability and execution of our residual interest securitizations; and

•	a trigger event that would block release of excess cash flows from a securitization trust’s spread account.

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

ITEM 2. PROPERTIES

     The Company did not own any real property at March 31, 2003. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri service center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood service center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

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

ONYX ACCEPTANCE CORPORATION

	By:	/s/ JOHN W. HALL
Date: May 15, 2003		John W. Hall President, CEO and Principal Executive Officer

Date: May 15, 2003	By:	/s/ DON P. DUFFY Don P. Duffy Executive Vice President, CFO and Principal Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John W. Hall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Onyx Acceptance Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

Date: May 15, 2003

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