Form 10-Q
period 2003-06-30
ONYX ACCEPTANCE CORP
filed 2003-08-19
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________________ TO ___________________________

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

YES [   ] NO [ X]

     As of August 19, 2003 there were 5,098,922 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

		DECEMBER 31,
	JUNE 30, 2003	2002 (Restated)

	(DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents	$1,762	$72
Restricted cash	1,257	3,430
Credit enhancement assets, at fair value	171,319	177,108
Contracts held for sale	196,823	170,353
Contracts held for investment (net of allowance)	7,062	6,555
Other assets	9,826	9,639

Total assets	$388,049	$367,157

LIABILITIES
Accounts payable	$19,248	$33,871
Debt:
Warehouse lines	194,506	166,007
Residual lines	41,322	45,599
Subordinated debt	38,735	27,128

Total debt	274,563	238,734
Other liabilities	29,197	29,639

Total liabilities	323,008	302,244
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,095,277 as of June 30, 2003 and 5,086,793 as of December 31, 2002	51	51
Paid in capital	32,680	32,652
Retained earnings	29,496	27,843
Accumulated other comprehensive income, net of tax	2,814	4,367

Total equity	65,041	64,913

Total liabilities and equity	$388,049	$367,157

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Interest income	$10,831	$9,752	$21,470	$18,060
Interest expense	2,168	3,561	4,405	6,158

Net interest income	8,663	6,191	17,065	11,902
Gain on sale of contracts (net)	5,205	2,382	9,332	6,677
Service fee income	13,188	13,011	26,426	26,431

Total Revenues	27,056	21,584	52,823	45,010
EXPENSES:
Provision for credit losses	396	(1,758)	2,623	(1,279)
Interest expense-other	1,482	893	2,744	1,929
OPERATING EXPENSES:
Salaries and benefits	13,984	14,048	27,762	27,449
Systems and servicing	1,100	801	2,048	1,379
Telephone and data lines	772	603	1,585	1,485
Depreciation	626	870	1,310	1,870
General and administrative expenses	7,121	5,506	11,924	10,857

Total Operating Expenses	23,603	21,828	44,629	43,040

Total Expenses	25,481	20,963	49,996	43,690

Income before income taxes	1,575	621	2,827	1,320
Income Taxes	654	257	1,174	547

Net Income	$921	$364	$1,653	$773

Net Income per share - Basic	$0.18	$0.07	$0.32	$0.15
Net Income per share - Diluted	$0.17	$0.07	$0.31	$0.15
Basic Shares Outstanding	5,088,806	5,086,793	5,087,800	5,083,975
Diluted Shares Outstanding	5,383,121	5,248,299	5,270,199	5,220,117

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED OTHER
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	INCOME
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL

BALANCE, DECEMBER 31, 2002 (Restated)	5,087	$51	$32,652	$27,843	$4,367	$64,913
Issuance of Common Stock	8		28			28
Comprehensive income:
Unrealized loss in securitized assets, net of tax of $1.6 million					(2,260)	(2,260)
Unrealized gain on hedging activities, net of tax of $502 thousand					707	707
Net income				1,653		1,653

Total comprehensive income				1,653	(1,553)	100

BALANCE, JUNE 30, 2003	5,095	$51	$32,680	$29,496	$2,814	$65,041

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net cash used in operating activities	$(35,339)	$(40,178)
INVESTING ACTIVITIES:
Cash used for purchases of property and equipment	(703)	(832)
FINANCING ACTIVITIES:
Proceeds from exercise of employee options	28	4
Payments on capital lease obligations	(299)	(207)
Proceeds from lease refinance	—	900
Payments on residual lines of credit	(27,777)	(90,498)
Proceeds from drawdown on residual lines of credit	23,500	77,480
Paydown of warehouse lines related to securitizations	(780,102)	(636,223)
Proceeds from warehouse lines	808,602	695,225
Proceeds from issuance of subordinated debt	15,708	4,465
Principal payments on subordinated debt	(4,101)	(1,789)

Net cash provided by financing activities	35,559	49,357

Increase in cash and cash equivalents	(483)	8,347
Decrease in restricted cash	2,173	—
Cash and cash equivalents at beginning of period	72	1,135

Cash and cash equivalents at end of period	$1,762	$9,482

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

     Onyx Acceptance Corporation, a Delaware Corporation, (“Onyx”), and its wholly owned special purpose subsidiaries Onyx Acceptance Financial Corporation (“OAFC”), Onyx Acceptance Funding Corporation (“OFC”), and Onyx Acceptance Receivables Corporation (“OARC”), its wholly owned subsidiary, ABNI Inc. (“ABNI”), and its majority owned subsidiary, Credit Union Acceptance Corporation, (“CUAC”), (collectively, the “Company”), is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the “Contracts”). Onyx was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx provides an independent source to automobile dealers to finance their customers’ purchases of new and used vehicles. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of credit applications.

     RECLASSIFICATION

     Certain amounts in the 2002 periods condensed consolidated financial statements have been reclassified to conform to the corresponding 2003 presentation.

NOTE 2 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K and Form 10-K/A.

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

NOTE 3 — RESTRICTED CASH

     The Company’s restricted cash balance may, from time to time, consist of one or more of the following components: funds held in reserve accounts supporting an on balance sheet residual securitization transaction; cash collateral to meet margin requirements related to hedging activities; and cash collateral to cure potential borrowing base deficiencies associated with the Company’s warehouse lines.

NOTE 4 — CONTRACTS HELD FOR SALE

     Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include contracts reacquired upon the exercise of clean up calls and available for sale as part of future securitizations. At the time of such calls, any unamortized RISA balance is reclassified from credit enhancement assets and accounted for as loan premium on the reacquired loans. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the loans. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (approximately 1.75% per month) over the estimated remaining contractual life of the loans at the date such loans are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the loans.

	June 30,	December 31,
	2003	2002

	(In Thousands)
Gross Contracts held for sale	$202,386	$175,766
Less unearned interest	(931)	(1,265)

Contracts held for sale	201,455	174,501
Dealer participation	(4,632)	(4,148)

Total	$196,823	$170,353

As of June 30, 2003, 28% of Contracts held for sale were originated in California, versus 30% as of December 31, 2002. Gross Contracts held for sale includes loan premiums of $2.1 million and $4.0 million as of June 30, 2003 and December 31, 2002, respectively.

NOTE 5 — CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.0 million allowance for probable losses at June 30, 2003 and a $1.9 million allowance at December 31, 2002. Amounts held for investment include Contracts that do not qualify for securitizations as a result of delinquency status, minimum balance or minimum remaining term.

     Contracts held for investment consist of the following:

	June 30,	December 31,

	2003	2002

	(In Thousands)
Gross Contracts held for investment	$9,067	$8,430
Less unearned interest	(14)	(24)

Contracts held for investment	9,053	8,406
Allowance	(1,991)	(1,851)

Total	$7,062	$6,555

NOTE 6 — CREDIT ENHANCEMENT ASSETS

     SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

	June 30,	December 31,

	2003	2002

	(In Thousands)
Trust receivables	$3,000	$3,506
RISA	168,319	173,602

Total	$171,319	$177,108

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

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. At the time of securitization, the Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.8 years. Net credit loss assumptions at the time of securitization range from 3.8% to 4.7% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which was 10.75% for the 2003-B securitization. As of June 30, 2003, the discount rates used for valuing RISA on our securitizations ranged from 8.3% to 11.0% and net loss assumptions ranged from 3.7% to 6.4% cumulative.

     During the quarter ended June 30, 2003, the Company recorded an impairment loss of $3.1 million, compared to $3.0 million for the quarter ended June 30, 2002.

     In initially valuing the RISA and determining estimated cash flows, the Company establishes an off balance sheet allowance for probable credit losses. The allowance is based upon historical experience, the credit statistics of the underlying portfolio and management’s estimate of future performance regarding credit losses. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management’s prior estimates.

     The following table presents the estimated future undiscounted RISA earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0%, financial guaranty insurance premiums and other costs and fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses and by discounting to present value.

	June 30,	December 31,

	2003	2002

	(In Thousands)
Estimated net undiscounted RISA earnings	$317,178	$321,685
Off balance sheet allowance for losses	(117,503)	(109,490)
Discount to present value	(31,536)	(38,593)

Retained interest in securitized assets	$168,139	$173,602

Outstanding balance of contracts sold through securitizations	$2,686,063	$2,726,878

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

NOTE 7 — NEW PRONOUNCEMENTS

     In May of 2003, the Financial Accounts Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, (“FAS 150”) “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 will not have a material effect on the Company’s consolidated financial statements.

NOTE 8 — NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company’s potential common stock on net income per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in Thousands, Except Per Share Data)
Net Income	$921	$364	$1,653	$773

Weighted average shares outstanding	5,089	5,087	5,087	5,084
Net effect of dilutive stock options/warrants	294	161	183	136

Diluted weighted average shares outstanding	5,383	5,248	5,270	5,220

Net income per share:
Basic EPS	$0.18	$0.07	$0.32	$0.15

Diluted EPS	$0.17	$0.07	$0.31	$0.15

     As of June 30, 2003 and 2002, 1.2 million and 1.3 million of combined options and warrants, respectively, were not included in the calculation of full dilution for the respective quarters, as they were anti-dilutive.

NOTE 9 — STOCK OPTIONS

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” encourages, but does not require, companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123 and 148, the Company has continued to account for stock-based compensation plans under APB 25. The fair value of the options was estimated at date of grant using a Black-Scholes single-option pricing model using the following assumptions:

	June 30,

	2003	2002

Risk free interest rate	2.9%	3.8%
Expected stock price volatility	79.7%	87.6%
Expected life of options	four years	four years
Expected dividends	none	none

     The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the three and six-month periods ended June 30:

	For the Quarters Ended,		For the Six Months Ended,
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in Thousands, Except Per Share Data)
Net income, as reported (in thousands)	$921	$364	$1,653	$773
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$111	$97	$222	$194

Pro forma net income (in thousands)	$810	$267	$1,431	$579

Earnings per share:
Basic — as reported	$0.18	$0.07	$0.32	$0.15
Basic — pro forma	$0.16	$0.05	$0.28	$0.11
Diluted — as reported	$0.17	$0.07	$0.31	$0.15
Diluted — pro forma	$0.15	$0.05	$0.27	$0.11

NOTE 10 — CONTINGENCIES

     Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company’s business. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company’s automobile finance business. Based upon information presently available, the Company believes that all current proceedings should not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition.

NOTE 11 — SUBSEQUENT EVENTS

     In July of 2003, the Company completed a securitization in the amount of $400.0 million.

NOTE 12 — RESTATEMENT

     On August 14, 2003, Management and its independent accountants completed a review of the methodology used by the Company to record and amortize certain loan premiums on Contracts acquired in connection with clean-up calls exercised on the Company’s securitization pools. As a result of the review, the Company determined that the premium recorded on the acquisition of certain Contracts in the fourth quarter was overstated (resulting in an overstatement of gain on sale) and that the method used to amortize loan premiums understated the amount of amortization reported in prior periods. The restatement will result in a reduction in earnings by approximately $750,000, net of taxes. The Company will have a corresponding increase in income in the forthcoming quarters as a result of a lower loan premium balance to be amortized. In addition, the Company is recording the amount of impairment recorded on certain trusts, previously recorded in the fourth quarter of 2002, in the third quarter of 2002. This adjustment has no impact on reported net income for the year ended December 31, 2002. The restatement resulted in the following changes to prior period financial statements:

	QUARTER ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30

	2002	2002	2002	2002

	As reported	Restated	As reported	Restated
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	(UNAUDITED)
Balance Sheet:
Credit enhancement, at fair value	$180,870	$180,440	$180,870	$180,440
Contract held for sale	213,698	213,605	213,698	213,605
Total assets	413,219	412,696	413,219	412,696
Other liabilities	29,107	28,890	29,107	28,890
Total liabilities	350,062	349,845	350,062	349,845
Retained earnings	27,375	27,069	27,375	27,069
Total stockholders’ equity	63,157	62,851	63,157	62,851
Total liabilities and equity	$413,219	412,696	$413,219	$412,696
Income Statement:
Interest income	$10,298	$10,145	$28,159	$28,006
Net interest income	7,453	7,300	19,156	19,003
Gain on sale of contracts, net	3,625	3,255	10,302	9,932
Total Revenues	23,920	23,397	68,930	68,407
Income before Income Taxes	1,097	574	2,417	1,894
Income Taxes	455	238	1,002	785
Net Income	$642	$336	$1,415	$1,109
Net Income per share — Basic	$0.13	$0.07	$0.28	$0.22
Net Income per share — Diluted	$0.12	$0.07	$0.27	$0.21

	YEAR ENDED		QUARTER ENDED
	DECEMBER 31,		MARCH 31,

	2002	2002	2003	2003

	As reported	Restated	As reported	Restated
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	(UNAUDITED)
Balance Sheet:
Contract held for sale	$171,132	$170,353	$211,565	$210,284
Total assets	367,936	367,157	409,139	407,858
Other liabilities	28,496	28,819	31,055	30,524
Total liabilities	302,567	302,244	341,873	341,342
Retained earnings	28,299	27,843	29,325	28,575
Total stockholders’ equity	65,369	64,913	67,266	66,516
Total liabilities and equity	$367,936	$367,157	$409,139	$407,858
Income Statement:
Interest income	$38,562	$37,992	$11,141	$10,639
Net interest income	27,027	26,457	8,904	8,402
Gain on sale of contracts, net	13,904	13,695	4,127	4,127
Total Revenues	92,904	92,125	26,269	25,767
Income before Income Taxes	3,997	3,218	1,754	1,252
Income Taxes	1,658	1,335	728	520
Net Income	$2,339	$1,883	$1,026	$732
Net Income per share — Basic	$0.46	$0.37	$0.20	$0.14
Net Income per share — Diluted	$0.45	$0.36	$0.20	$0.14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $9.5 billion in Contracts and currently has relationships with over 11,000 dealerships. The Company has expanded its operations from a single office in California to 18 Auto Finance Centers serving many regions of the United States.

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

RETAINED INTEREST IN SECURITIZED ASSETS (“RISA”)

     RISA represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments. The estimates that Management makes during the execution of the securitization relate to the expected prepayment rate of the Contracts in the transaction, the discount rate to be applied to the cash flows and the amount of cumulative losses that will be experienced by the Contracts that are sold in the transaction. As these estimates are made at the inception of the transaction, they will have a degree of uncertainty as the transaction ages. A major variable to these estimates relates to the general state of the economy at any given time and its effect on the performance of the Contracts in the transaction. The company recognizes the excess of all estimated cash flows attributable to the RISA estimated at the acquisition date over the initial investment (accretable yield) as interest income over the estimated life of the RISA using the effective yield method. If estimated cash flows change, then the accretable yield is recalculated and the periodic accretion is adjusted prospectively. If the estimated fair value of the RISA has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in the estimated present value of future cash flows and the difference between the carrying value and fair value of the RISA is recorded as an impairment loss through the income statement.

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

RESULTS OF OPERATIONS

     The Company had net income of $0.9 million and $1.7 million for the quarter and six month period ended June 30, 2003, compared to net income of $0.4 million and $0.8 million for the quarter and six month period ended June 30, 2002. The increase in net income for the quarter and six month period was principally due to an increase in interest income recorded during the period as a result of a larger average balance of higher yielding contracts that were held on the balance sheet, higher earnings on the Company’s securitization transactions and a reduction in interest expense in connection with the Company’s residual lines.

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

     Net interest income increased to $8.7 million and $17.1 million for the quarter and six month period ended June 30, 2003, compared to $6.2 million and $11.9 million for the same periods in 2002. The increases were principally due to an increase in interest income on Contracts held on balance sheet during the warehousing period and income generated from the Company’s RISA coupled with a decrease in interest expense on the Company’s residual lines. The increase in interest income from the Company’s RISA was principally due to an increase in yields resulting from lower credit losses and better overall performance on the Company’s 2001 and 2002 securitizations versus original projections made at the time of a securitization. The increase in interest income was principally due to a higher average balance of Contracts held on balance sheet coupled with higher finance revenue earned on Contracts held for investment relative to the second quarter of 2002. Partially offsetting these factors were lower effective yields on reacquired contract balances at June 30, 2003 reflecting the amortization of loan premiums. Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $0.9 million and $2.1 million for the quarter and six month period ended June 30, 2003 compared to $2.3 million and $3.8 million for the quarter and six month period ended June 30, 2002. Commercial paper interest expense for the quarter and six month period ended June 30, 2003 was $1.3 million and $2.3 million, respectively, verses $1.3 million and $2.4 million for the quarter and six month period ended June 30, 2002. Finance revenue earned on Contracts held for sale and investment was $4.7 million and $9.3 million for the quarter and six month period ended June 30, 2003 versus $4.4 million and $8.0 million for the same periods in 2002. The table below depicts the major components of net interest income.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2003	2002	2003	2002

		(Dollars in Thousands)
Income:
Finance Revenue (net of participation amortization)	$4,668	$4,383	$9,341	$8,008
RISA income	6,163	5,369	12,129	10,052

Total interest income	10,831	9,752	21,470	18,060
Expense:
Warehouse lines	1,235	1,257	2,274	2,376
Residual lines	933	2,304	2,131	3,782

Total interest expense	2,168	3,561	4,405	6,158

Net interest income	$8,663	$6,191	$17,065	$11,902

     Servicing Fee Income. Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

     Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts. Service fee income was $13.2 million and $26.4 million for the quarter and six month period ended June 30, 2003, compared to $13.0 million and $26.4 million for the same period in 2002. The relatively small change in service fee income reflects the stability in the size of the serviced portfolio. As of June 30, 2003, the Company’s serviced portfolio was $2.894 billion, compared to $2.896 billion as of June 2002.

     Gain on Sale of Contracts. The Company computes a gain on sale with respect to Contracts securitized based on the present value of the estimated future excess cash flows to be received from such Contracts using a market discount rate. The present value of the estimated future excess cash flows is recorded as a credit enhancement asset on the statement of financial condition. The gain recorded in the statement of income is equal to the credit enhancement asset recorded as adjusted for prepaid dealer participation, issuance costs, the gain or loss on the termination of the cash flow hedge and impairment charges. The gain on the sale of Contracts is affected by the amount of Contracts securitized and the net interest rate spread on those Contracts.

     The Company completed one securitization in the amount of $400 million during the quarter, resulting in a gain on sale of Contracts of $8.3 million or 2.1% of the dollar amount of Contracts securitized, compared to a securitization of $400 million during the second quarter of 2002, which resulted in a gain on sale of Contracts totaling $4.5 million or 1.1% of the dollar amount of the Contracts securitized. For the six month period ended June 30, 2003 the Company completed two securitizations in the amount of $800 million for a combined gain of $17.5 million, compared to $775 million with a combined gain of $11 million for 2002. The Company recorded a $3.1 million pre-tax impairment charge on its RISA assets during the second quarter of 2003 with a $3.0 million pre-tax impairment charge for the same period in 2002. For the six months ended June 30, 2003, the Company recorded a combined impairment of $8.2 million, versus $4.4 million for the same period in 2002. While the Company has experienced a significant reduction in its overall delinquency and loss rates on its 2001 and 2002 securitizations, certain pre-2001 securitizations continue to experience higher losses and delinquency rates reflecting current economic conditions. The impairment charges have been recorded to reduce the previously recorded gain on sale on the impaired assets. The table below depicts the components of the net gain as reported in the consolidated statements of income.

	For the Three Months Ended,		For the Six Months Ended,
	June 30		June 30
	2003	2002	2003	2002

	(Dollars in Thousands)
Gain on Sale	$8,266	$5,384	$17,485	$11,028
Impairment	(3,061)	(3,002)	(8,153)	(4,351)

Total net gain on sale of Contracts	$5,205	$2,382	$9,332	$6,677

     The increase in the gain as a percentage of the Contracts securitized for 2003 was the result of an increase in the weighted average net interest rate spread realized on the 2003-A and 2003-B securitizations. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, and the weighted average investor rate inclusive of all costs related to the transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities. The weighted average net interest rate fluctuations are partially reduced through hedging activities. The weighted average net interest rate spread for the 2003-A and 2003-B securitizations was approximately 68 basis points higher than the two securitizations executed during the first and second quarters of 2002, and is attributable to a reduction in the weighted average investor rate paid and costs associated with the execution of securitizations for 2003. For the 2002 securitizations, the weighted average investor rate was 3.51%, compared to 2.28% for the 2003 securitizations. Additionally, the Company reduced its loss assumption to 2.2% for both of the 2003 securitizations, compared to 2.5% for the 2002-A transaction and 2.3% for the 2002-B securitization, in response to the improved portfolio credit statistics realized since the fourth quarter of 2000 when the Company began to target higher credit-quality borrowers. Since this shift, the Company has reported an improvement in overall borrower statistics including credit scores, delinquency and charge-offs rates. The majority of the charge-offs reported during the quarter relate to older transactions that have been impacted by the softening of the used car market, which resulted in lower recovery rates on repossessions. The table below depicts the components of the net interest rate spread for the 2003 and 2002 securitizations.

	2003-A	2003-B	2002-A	2002-B

Weighted average A.P.R	9.79%	9.14%	10.68%	10.46%
Projected loss rate	(2.21)	(2.20)	(2.50)	(2.32)
Total cost of funds, including investor rate	(5.43)	(4.79)	(6.57)	(6.81)

Net interest rate spread	2.15%	2.15%	1.61%	1.33%

     Provision for Credit Losses. The Provision for credit losses represents net credit losses incurred on Contracts held for investment. The provision for credit losses increased to $396 thousand and $2.6 million for the quarter and six months ended June 30, 2003, respectively, compared to $(1.8) million and $(1.3) million for the same periods in 2002. The negative provision for credit losses for the quarter and six months ended June 30, 2002, reflects a sales tax refund of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off. The Company plans to pursue additional refunds from applicable states in the forthcoming quarters. During the first quarter of 2003, charges of approximately $1.4 million were incurred in connection with the liquidation of the Company’s repossession inventory.

     Other Interest Expense. Other interest expense was $1.5 million and $2.7 million for the quarter and six months ended June 30, 2003, respectively, compared to $893 thousand and $1.9 million for the same periods in 2002. Other interest expense includes interest and amortized fees on the Company’s subordinated debt, capital lease obligations and the costs associated with hedging activities under the guidelines of FAS 133. The increase in interest expense for the quarter and six months ended June 30, 2003 was principally due to interest recorded in connection with the Company’s renewable notes program launched during the first quarter of 2002. As of June 30, 2002, the balance of renewable notes was approximately $4.4 million, compared to approximately $26.7 million as of June 30, 2003. The weighted average interest rate on the balance of the renewable notes outstanding as of June 30, 2003 was 9.05%. The renewable notes have varying maturities ranging from three months to 10 years.

     Operating Expenses. The Company has made a significant effort to control operating expenses though renegotiation of existing service contracts and the further implementation of technology and automation, including the conversion of its loan accounting and collection systems to an in-house system and the development of an automated front-end credit application system. While these improvements have effectively increased operating efficiencies, the Company has experienced an increase in charges associated with external collection agencies, insurance and legal services creating a combined increase of approximately $2.2 million for the quarter and $1.8 million for the six month period ending June 30, 2003. Total operating expenses were $23.6 million for the quarter ended June 30, 2003 compared to $21.8 million for the same period in 2002. For the six month period ended June 30, 2003, total operating expenses were $44.6 million, compared to $43.0 million of the same period in 2002.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $14.0 million and $27.8 million during the quarter and six months ended June 30, 2003, respectively, compared to $14.0 million and $27.4 million during the same periods in 2002. Salary expense decreased to $9.6 million for the quarter ended June 30, 2003, versus $9.8 million for the quarter ended June 30, 2002. The Company reduced its operating staff by approximately 5% since June of 2002 as a result of operating efficiencies gained during the past year. Additionally, the Company consolidated and renegotiated long-term service contracts with temporary staff agencies thereby reducing the related expenses by approximately $436 thousand for the six month period versus the same period in 2002. Decreases in salary and temporary staff charges were partially offset by increases in bonus incentives, annual merit increases and higher health care costs in connection with the Company’s benefit plans.

     System and Servicing Expense. System and servicing expense was $1.1 million for the quarter ended June 30, 2003, an increase of approximately $0.3 million versus the quarter ended June 30, 2002. For the six months ended June 30, 2003, total system and servicing expense was $2.0 million, compared to $1.4 million for the same period in 2002. Toward the end of the third quarter of 2002, the Company deployed an automated front-end credit application system in an effort to reduce the time commitment to manually input its daily credit applications from its dealer network. The new system effectively eliminated clerical errors associated with the manual process and streamlined the input of credit applications, which resulted in the reduction of its data entry staff shortly after the deployment. Charges in connection with the Company’s new automated system were approximately $270,000 and $572,000 for the quarter and six months ended June 30, 2003. There were no charges in connection with the system during the six months ended June 30, 2002.

     Telephone and Data Line Expenses. Telephone and data line expenses increased to $0.8 million and $1.6 million for the quarter and six months ended June 30, 2003, respectively, from $0.6 million and $1.5 million for the quarter and six months ended June 30, 2002, respectively. As a result of Management’s renegotiation of its existing service contracts late in 2001, the Company received refunds from its long-distance service carriers in the first quarter of 2002; the refunds totaled approximately $172,000. Excluding the effects of the refunds, telephone and data line expenses remained materially unchanged versus 2002, as the Company’s serviced portfolio remained at approximately $2.9 billion.

     Depreciation Expense. Depreciation expense decreased to $0.6 million and $1.3 million for the quarter and six months ended June 30, 2003, respectively, from $0.9 million and $1.9 million for the quarter and six months ended June 30, 2002, respectively. Substantially all of the system upgrades in connection with the Company’s corporate office relocation to Foothill Ranch during 1999 have been fully depreciated. The Company uses a three-year life and a straight-line depreciation method for most capital purchases. The Company will continue to invest in technology and infrastructure to support the serviced portfolio as a means to increase operating efficiencies.

     Other Operating Expenses. Other operating expenses include professional fees, marketing, supplies, facility related charges, collection expenses, insurance fees and credit bureau fees. Other operating expenses were $7.1 million for the quarter ended June 30, 2003 versus $5.5 million for the same period in 2002. For the six months ended June 30, 2003 other operating expenses were $11.9 million, versus $10.9 million for the same period in 2002. The increase in other operating expense stems from higher fees paid to third party repossession agencies, and collection related expenses including insurance and legal fees, as the Company has increased its collection efforts on delinquent borrowers.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.5% for the second quarters of 2003 and 2002.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale are presented at the lower of cost or market value and totaled $196.8 million at June 30, 2003, compared to $170.4 million at December 31, 2002. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.0 million allowance for probable losses as of June 30, 2003 and a $1.9 million allowance as of December 31, 2002. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	For the Quarters Ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2003	2003	2002	2002	2002

		(Dollars in Thousands)
Contracts purchased during period	$424,575	$393,096	$389,743	$403,199	$442,919
Average monthly volume during period	141,525	131,032	129,914	134,399	147,640
Gain on sale of Contracts	8,266	9,219	10,504	8,807	4,536
RISA write-down	3,061	5,092	5,645	5,181	3,002
Contracts securitized during period	400,000	400,000	450,000	450,000	400,000
Servicing portfolio at period end	2,894,435	2,894,883	2,905,968	2,902,674	2,895,511

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At June 30, 2003, delinquencies represented 1.57% of the amount of Contracts in its serviced portfolio compared to 2.58% at December 31, 2002. Net charge-offs as a percentage of the average serviced portfolio were 2.19% for the quarter ended June 30, 2003, compared to 2.78% for the quarter ended June 30, 2002. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores and an improvement in overall borrower statistics. Delinquency has declined due in part to the Contracts originated in 2001 and 2002. The Company continues to experience a higher loss rate on its older transactions that have been impacted by the slow-down in the economy and the softening of the used car market, which resulted in lower recovery rates on repossessions.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	June 30, 2003	December 31, 2002

	Amount	Amount

	(Dollars in Thousands)
Serviced portfolio	$2,894,435	$2,905,968
Delinquencies(1)(2)
30 - 59 days	$30,867	$51,645

	June 30, 2003	December 31, 2002

	Amount	Amount

	(Dollars in Thousands)
60 - 89 days	9,002	14,127
90+ days	5,632	9,118

Total	$45,501	$74,890

Total delinquencies as a percent of Serviced portfolio	1.57%	2.58%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.54% and 0.61% at June 30, 2003 and December 31, 2002, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 0.95% and 1.05% at June 30, 2003 and December 31, 2002, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in Thousands)
Period end Contracts outstanding	$2,894,435	$2,895,511	$2,894,435	$2,895,511
Average servicing portfolio(1)	$2,892,493	$2,871,633	$2,896,998	$2,864,457
Number of gross charge-offs	3,476	3,535	7,010	6,838
Gross charge-offs	$19,092	$26,621	$41,355	$54,879
Net charge-offs(2)	$15,836	$19,958	$34,548	$43,880
Annualized net charge-offs as a percent of average Servicing portfolio	2.19%	2.78%	2.39%	3.06%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

The following table illustrates the cumulative net credit loss performance of each of the securitized pools outstanding for the period from the date of securitization through June 30, 2003, stated as a percentage of the original principal balance.

MONTH	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%
4	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%
5	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%
6	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%
7	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%
8	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%
9	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%	0.47%
10	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%	0.60%
11	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%	0.77%
12	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%	1.03%	0.95%
13	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%	1.25%	1.14%
14	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%	1.41%	1.31%
15	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%	1.62%	1.47%
16	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%	1.86%	1.64%
17	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%	2.04%	1.78%
18	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%	2.20%	1.96%
19	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%	2.41%	2.10%
20	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%	2.60%	2.25%
21	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%	2.75%	2.36%
22	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%	2.92%	2.49%
23	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%	3.03%	2.61%
24	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%	3.16%	2.75%
25	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%	4.37%	3.32%	2.86%
26	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%	4.54%	3.45%	3.01%
27	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%	4.74%	3.59%	3.12%
28	3.61%	3.88%	3.90%	4.22%	4.87%	4.91%	4.88%	3.71%	3.27%
29	3.67%	4.01%	4.03%	4.42%	5.04%	5.07%	5.03%	3.86%	3.41%
30	3.78%	4.14%	4.19%	4.58%	5.23%	5.22%	5.18%	4.00%
31	3.85%	4.25%	4.28%	4.71%	5.35%	5.36%	5.33%	4.09%
32	3.96%	4.37%	4.43%	4.84%	5.48%	5.53%	5.43%	4.20%
33	4.07%	4.49%	4.60%	4.98%	5.61%	5.67%	5.57%
34	4.18%	4.55%	4.71%	5.11%	5.74%	5.80%	5.67%
35	4.25%	4.66%	4.83%	5.21%	5.85%	5.91%	5.77%
36	4.32%	4.79%	4.95%	5.32%	5.96%	6.04%	5.90%
37	4.37%	4.86%	5.00%	5.46%	6.06%	6.15%
38	4.44%	4.94%	5.07%	5.55%	6.16%	6.24%
39	4.51%	5.00%	5.15%	5.63%	6.25%	6.35%
40	4.56%	5.05%	5.22%	5.71%	6.33%
41	4.66%	5.12%	5.30%	5.78%	6.41%
42	4.69%	5.17%	5.36%	5.84%
43	4.72%	5.21%	5.42%	5.89%
44	4.77%	5.23%		5.95%

[Additional columns below]

[Continued from above table, first column(s) repeated]

MONTH	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A	03-B

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%
4	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%	0.01%	0.01%
5	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%	0.03%	0.02%
6	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%	0.07%	0.07%
7	0.30%	0.18%	0.14%	0.12%	0.17%	0.17%	0.15%
8	0.39%	0.29%	0.22%	0.19%	0.23%	0.26%	0.30%
9	0.50%	0.38%	0.32%	0.26%	0.33%	0.34%	0.37%
10	0.65%	0.48%	0.44%	0.34%	0.41%	0.42%
11	0.77%	0.59%	0.51%	0.39%	0.49%	0.51%
12	0.89%	0.70%	0.59%	0.48%	0.58%	0.60%
13	1.04%	0.78%	0.69%	0.56%	0.68%
14	1.19%	0.89%	0.77%	0.64%	0.75%
15	1.33%	1.00%	0.85%	0.74%	0.84%
16	1.43%	1.11%	0.94%	0.83%
17	1.55%	1.23%	1.03%	0.91%
18	1.67%	1.34%	1.10%	1.00%
19	1.80%	1.45%	1.19%
20	1.94%	1.58%	1.30%
21	2.09%	1.71%	1.39%
22	2.23%	1.84%
23	2.35%	1.92%
24	2.47%	2.02%
25	2.57%
26	2.67%

CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

	June 30,	December 31,

	2003	2002

	(In Thousands)
Trust receivables	$3,000	$3,506
RISA	174,319	173,602

Total	$177,319	$177,108

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

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts. The Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, but expects to generate positive cash flow on a monthly basis by year-end 2003, provided the volume of Contract purchases remains steady on an annual basis. The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings. Cash used in operating activities was $35.3 million for the six months ended June 30, 2003, compared to $40.2 million used during the same period in 2002. The change in cash used in operating activities for the period ended June 30, 2003 versus 2002 is principally due to the cash released from securitization spread accounts during the two periods. During the six months ended June 30, 2003 total cash released from securitization spread accounts was $41.4 million, compared to $28.1 million for the six months ended June 30, 2002. This increase was offset by the size of clean-up calls executed on securitizations during the respective periods and the size of securitizations executed relative to the volume of Contracts originated during the warehouse period. During the six months ended June 30, 2003, the Company executed two clean-up calls totaling approximately $74.2 million compared to two clean-up calls totaling $47.2 million during the same period in 2002. Additionally, the Company securitized $800 million in Contracts during the six months ended June 30, 2003 on production volume of $817.7 million, compared to securitizations of $775 million on production volume of $821.1 million during the same period in 2002.

     The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and has not opened any new branches in 2003. Management is currently reviewing market conditions in both Ohio and New York and is exploring other east-coast locations as the overall economic environment improves in the forthcoming periods. Capital expenditures of $703 thousand and $832 thousand during the six-month periods ended June 30, 2003 and 2002, respectively, were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure.

     CP Facilities: As of June 30, 2003, the Company was party to two Contract warehousing programs (the “CP Facilities”), a $300 million warehousing facility (the “Triple-A CP Facility”) with Triple-A One Funding Corporation (“Triple-A”) and a $150 million warehouse facility (the “CDC CP Facility”) with CDC Financial Products Inc. (“CDC”), guaranteed by XL Capital Assurance Inc. Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility and Onyx Acceptance Receivables Corporation (“Recco”), a special purpose subsidiary of the Company, is the borrower under the CDC CP facility. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The CP Facilities are used to fund the purchase or origination of Contracts. The Company pledges certain of its Contracts held for sale to borrow from the CP Facilities. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers. The CDC CP Facility expires in January 2004 but may be renewed by agreement of the parties.

     The Residual Lines: As of June 30, 2003, the Company, through a special purpose subsidiary of the Company, Onyx Acceptance Funding Corporation (“Fundco”), had two residual financing facilities: a $35.0 million line with Merrill Lynch International, as buyer (“MLI”), and Merrill Lynch, Pierce, Fenner & Smith Inc., as agent (“Merrill”) and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). (The MLI facility together with the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the MLI line matures one year after the date of the loan. The CSFB-Europe line was renewed in October 2002 for a one-year term. The MLI facility was executed in April of 2003.

     Residual Securitizatons: As an additional source of funds, the Company has utilized residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its then existing residual lines. This transaction generated approximately $75.0 million in proceeds and will be repaid during the third quarter of 2003.

     Subordinated Debt: As of June 30, 2003, the Company had outstanding approximately $38.7 million of subordinated debt. $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $26.7 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of June 30, 2003 was 9.05%. The renewable notes have varying maturities ranging from three months to 10 years.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of June 30, 2003.

SECURITIZATIONS

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risk Factors”. The table below provides information about the trust’s assets and liabilities as of June 30, 2003 and December 31, 2002.

	June 30,	December 31,

	2003	2002

	(In millions)
Total assets	$2,794	$2,805
Total liabilities	$2,687	$2,695

     The Company completed one AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $400 million during the second quarter of 2003. Since 1994, the Company has securitized $9.2 billion of its Contracts in 32 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company’s CP Facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy (the “Financial Guarantee Insurance Policy”) insuring the payment of principal and interest due on the asset-backed securities. The insurance policy has been issued by MBIA Insurance Corporation or a predecessor except for the securitizations executed during the first and third quarters of 2003, which were insured by XL Capital Assurance Inc.

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

     Derivative financial instruments are utilized to manage the gross interest rate spread on the Company’s securitization transactions. The Company sells fixed rate Contracts to the trusts that, in turn, sell fixed rate securities to investors. The fixed rates on securities issued by the trusts are priced off index Swap rates on U.S. Treasury Notes with similar average maturities or various London Interbank Offered Rates (“LIBOR”). The Company periodically executes the sale of forward swap agreements to lock in the indexed rate for specific anticipated securitization transactions. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate by management based on the Company’s risk tolerance. All transactions are entered into for purposes other than trading, and are settled quarterly upon pricing of the securitization.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. The Company’s independent auditors have advised the Company of a matter relating to the Company’s internal control structure.

     To value its Residual Interests in Securitized Assets (RISA), the Company has developed cash flow models using Lotus 123 spreadsheets. The cash flow estimates provided by these models support the Company’s income recognition and impairment calculations. The spreadsheets require updating or other factors underlying the cash flow estimates. A separate model exists for each RISA and each model must be manually updated each reporting period for the various factors impacting cash flow estimates. The models are complex and require manual intervention, both of which are factors that increase the propensity for human error. The Company identified instances where errors were made in the estimated cash flows and therefore the RISA valuation computations. The absence of adequate information systems and policies/procedures to perform the analysis, valuation and record keeping may result in misstatement of the financial statements and is considered a significant deficiency in the Company's internal control structure.

     In response to the weaknesses noted above, management now prepares a detailed analysis of factors underlying any significant changes in estimated cash flows for each trust during the current quarter versus the previous quarter’s estimate to further double-check the evaluation process.

     Subject to and limited by the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     Apart from the analysis of cash flows described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 29, 2003 (the “Meeting”). At the Meeting, the stockholders were asked to vote on certain Company proposals.

1. Election of director.

     The stockholders elected the director nominee, Don P. Duffy, to serve for a three year term expiring at the Annual Meeting in the year 2006.

	VOTES FOR	VOTES AGAINST	ABSTENTIONS

THE VOTING WENT AS FOLLOWS:	4,667,103	114,308	—

2. Ratification of the selection of independent accountants.

     The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 was also approved by the stockholders.

	VOTES FOR	VOTES AGAINST	ABSTENTIONS

THE VOTING WENT AS FOLLOWS:	4,765,216	14,995	1,200

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

     We have historically operated on a negative cash flow basis but expect to generate positive cash flow on a monthly basis by year-end 2003, provided the volume of Contract purchases remains steady on an annual basis. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We Depend on Warehouse Financing.

     We depend on warehouse facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. See “Business Financing and Sale of Contracts.” Our business strategy requires that such financing continue to be available during the warehousing period.

     Whether the CP Facilities continue to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facilities and comply with certain financial covenants contained in the sale and servicing agreements between us, as seller, and our respective wholly-owned special purpose subsidiary, Finco or Recco, as purchaser. These financial covenants include:

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

We Depend on Residual Financing.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the quarter, the Company recorded a $3.1 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on certain securitizations. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation is experiencing.

We Depend on Residual Securitizations.

     At times, we securitize future cash flows generated by RISA to pay off balances on our Residual Lines and increase liquidity. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the proceeds of a residual securitization could be significantly reduced, and the resulting risk associated with the securities could command a higher yield. The inability to successfully market a residual securitization could materially and adversely affect our operations, financial condition and cash flows.

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

We Depend on Credit Enhancement.

     From inception through June 30, 2003, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

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

     Several factors affect our ability to manage interest rate risk. First, the Contracts are purchased or originated at fixed interest rates, while amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. Our policy is to increase the buy rates we issue to dealerships in response to increases in our cost of funds during the warehousing period. However, there is generally a time lag before such increased borrowing costs can be offset by increases in the buy rates for Contracts and, in certain instances, the rates charged by our competitors may limit our ability to pass through our increased costs of warehouse financing.

     Second, the spread can be adversely affected after a Contract is purchased or originated and while it is held during the warehousing period by increases in the prevailing rates in the commercial paper markets. While the CP Facilities permit us to select maturities to coincide with the projected end of the warehouse period, if we selected a shorter maturity or have a delay in completing a securitization, we would face this risk.

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

     During the quarter and six-month period ended June 30, 2003, the Company recorded an impairment loss of $3.1 million and $8.2 million, respectively, compared to $3.0 million and $4.35 million for the quarter and six-month period ended June 30, 2002. The impairments principally reflect the adverse performance of securitizations executed during 1999 and 2000, stemming from higher than expected losses and delinquency.

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

We Are Subject to System Risks.

     In July 2001, the Company converted from an external service provider for its loan accounting and collections system to an in-house system. If issues with the in-house system arise in the future, we may be unable to acquire Contracts and service the outstanding portfolio. The failure of this system could materially and adversely affect our results of operations, financial condition and cash flows.

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

ITEM 2. PROPERTIES

     The Company did not own any real property at June 30, 2003. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri service center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood service center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

EXHIBIT NUMBER	EXHIBIT TITLE

10.131	Master Repurchase Agreement between Merrill Lynch International, as Buyer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent, and Onyx Acceptance Funding Corporation, as Seller.

21.1	Subsidiaries of the Registrant.

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

	By:	/s/ JOHN W. HALL

John W. Hall
President, CEO and Principal Executive Officer

Date: August 19, 2003	By:	/s/ DON P. DUFFY

Don P. Duffy
Executive Vice President,
Date: August 19, 2003		CFO and Principal Financial Officer

EXHIBIT INDEX

10.131	Master Repurchase Agreement between Merrill Lynch International, as Buyer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent, and Onyx Acceptance Funding Corporation as Seller.

21.1	Subsidiaries of the Registrant.

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.