Form 10-Q/A
period 2002-09-30
ONYX ACCEPTANCE CORP
filed 2003-09-23
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of November 14, 2002 there were 5,086,793 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A,
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

This amendment on Form 10-Q/A amends the Quarterly Report of Onyx Acceptance Corporation (the “Company”) on Form 10-Q previously filed with the Securities and Exchange Commission on November 14, 2002 for the quarter and nine months ended September 30, 2002. This amendment is filed in connection with the restatement of our results of operations for the year ended December 31, 2002 in our Annual Report on Form 10-K/A for 2002. The circumstances necessitating the restatement and their effects on the quarter and nine months ended September 30, 2002 are more fully described in note 2 of the Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2002	2001

	(Restated)*
	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$104	$1,135
Restricted cash	4,785	—
Credit enhancement assets, at fair value	180,440	184,300
Contracts held for sale	213,605	189,265
Contracts held for investment (net of allowance)	4,521	2,259
Other assets	9,241	9,326

Total assets	$412,696	$386,285

LIABILITIES
Accounts payable	$33,117	$27,024
Debt:
Warehouse lines	214,008	190,008
Excess service lines	52,359	68,355
Subordinated debt/other	21,471	16,232

Total debt	287,838	274,595
Other liabilities	28,890	24,965

Total liabilities	349,845	326,584
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,086,793 as of September 30, 2002 and 5,078,046 as of December 31, 2001	51	51
Paid in capital	32,651	32,647
Retained earnings	27,069	25,960
Accumulated other comprehensive income, net of tax	3,080	1,043

Total equity	62,851	59,701

Total liabilities and equity	$412,696	$386,285

*Refer to Note 2

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Restated)*		(Restated)*
	(Dollars in thousands, except per share amounts)
Revenues:
Interest income	$10,145	$7,779	$28,006	$19,776
Interest expense	2,845	2,849	9,003	10,776

Net Interest Income	7,300	4,930	19,003	9,000
Gain on sale of contracts, net	3,255	6,591	9,932	26,167
Service fee income	12,842	13,990	39,472	43,408

Total Revenues	23,397	25,511	68,407	78,575
Expenses:
Provision for credit losses	818	502	(461)	966
Interest expense-other	1,225	812	3,154	3,032
Operating Expenses:
Salaries and benefits	13,549	13,228	40,998	39,895
Systems and servicing	777	476	2,156	3,573
Telephone and data lines	1,056	1,201	2,541	3,680
Depreciation	806	1,094	2,676	3,568
General and administrative expenses	4,592	5,957	15,449	16,989

Total Operating Expenses	20,780	21,956	63,820	67,705

Total Expenses	22,823	23,270	66,513	71,703

Income before Income Taxes	574	2,241	1,894	6,872
Income Taxes	238	899	785	2,821

Net Income	$336	$1,342	$1,109	$4,051

Net Income per share — Basic	$0.07	$0.27	$0.22	$0.81
Net Income per share — Diluted	$0.07	$0.25	$0.21	$0.78
Basic Shares Outstanding	5,086,793	5,047,292	5,084,914	5,008,767
Diluted Shares Outstanding	5,142,298	5,354,351	5,194,178	5,214,455

*Refer to Note 2

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
			Additional		Comprehensive
		Common	Paid-in	Retained	Income
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(In thousands) (Unaudited)
Balance, December 31, 2001	5,078	$51	$32,647	$25,960	$1,043	$59,701
Stock issued for options exercised	9		4			4
Comprehensive income:
Unrealized gains in securitized assets, net of tax of $2.0 million					2,777	2,777
Unrealized loss on hedging activities, net of tax of $525 thousand					(740)	(740)
Net income				1,109		1,109

Total comprehensive income				1,109	2,037	3,146

Balance, September 30, 2002 (Restated)*	5,087	$51	$32,651	$27,069	$3,080	$62,851

*Refer to Note 2

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net cash used in operating activities	$(9,067)	$(44,552)
Investing Activities:
Cash used for purchases of property and equipment	(998)	(2,140)
Financing Activities:
Proceeds from exercise of employee options	4	47
Payments on capital lease obligations	(331)	—
Proceeds from lease refinance	900	206
Payments on residual lines of credit	(102,474)	(13,884)
Proceeds from drawdown on residual lines of credit	86,480	32,600
Paydown of warehouse lines related to securitizations	(900,223)	(925,310)
Proceeds from warehouse lines	924,223	958,305
Proceeds from issuance of subordinated debt	8,120	—
Principal payments on subordinated debt	(2,880)	(2,427)

Net cash provided by financing activities	13,819	49,537

Increase in cash and cash equivalents	3,754	2,845
Cash and cash equivalents at beginning of period	1,135	3,130

Cash and cash equivalents at end of period	$4,889	$5,975

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

Note 2 — Restatement

     The Company revised the amount of loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The amount previously reported by the Company understated the amount of premium amortization in the quarter and nine months ending September 30, 2002 by $153 thousand. In addition, the Company is recording $370 thousand of impairment recorded on certain trusts, previously recorded in the fourth quarter of 2002, due to an erroneous calculation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2002	2002	2002

	As reported	Restated	As reported	Restated

	(Dollars in thousands, except per share amounts)
Interest income	$10,298	$10,145	$28,159	$28,006
Net interest income	7,453	7,300	19,156	19,003
Gain on sale of contracts, net	3,625	3,255	10,302	9,932
Total Revenues	23,920	23,397	68,930	68,407
Income before Income Taxes	1,097	574	2,417	1,894
Income Taxes	455	238	1,002	785

Net Income	$642	$336	$1,415	$1,109

Net Income per share — Basic	$0.13	$0.07	$0.28	$0.22
Net Income per share — Diluted	$0.12	$0.07	$0.27	$0.21

	As of	As of
	September 30,	September 30,
	2002	2002

	As reported	Restated

	(Dollars in thousands)
Credit enhancement assets, at fair value	180,870	180,440
Contracts held for sale	213,698	213,605

Total assets	413,219	412,696

Other liabilities	29,107	28,890

Total liabilities	350,062	349,845
Retained earnings	27,375	27,069
Total equity	63,157	62,851

Total liabilities and equity	$413,219	$412,696

Note 3— Basis of Presentation

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

Note 4 — Restricted Cash

     Restricted cash represents amounts held in reserve accounts providing credit enhancement on the Company’s outstanding on balance sheet residual securitization.

Note 5 — Contracts Held for Sale

Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include Contracts reacquired upon the exercise of clean up calls and available for sale as part of future securitizations. At the time of such calls, any unamortized RISA balance is reclassified from credit enhancements assets and accounted for as loan premium on the reacquired loans. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the loans. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (approximately 1.75% per month) over the estimated remaining contractual life of the loans at the date such loans are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the loans.

	September 30,	December 31,
	2002	2001

	(In thousands)
Gross contracts held for sale (1)	$218,314	$193,879
Less unearned interest	(1,608)	(2,164)

Contracts held for sale	216,706	191,715
Dealer participation (net)	(3,101)	(2,450)

Total	$213,605	$189,265

(1)	Gross Contracts held for sale includes loan premiums of $0.2 million as of September 30, 2002.

Note 6 — Contracts Held for Investment

     Contracts held for investment are net of a $1.9 million allowance for probable losses for September 30, 2002 and a $1.3 million allowance for December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

Note 7 — Credit Enhancement Assets

     SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

	September 30,	December 31,
	2002	2001

	(In thousands)
Trust receivable	$3,500	$3,980
RISA	176,940	180,320

Total	$180,440	$184,300

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

     Prepayment and credit loss assumptions at the time of securitization are utilized to project future cash flows upon securitization and are based on historical experience. In calculating the gain on sale, the Company uses a 1.75% prepayment rate for all outstanding securitizations resulting in an average Contract life range of 1.6 to 1.7 years. Net credit loss assumptions at the time of securitization ranged from 3.5% to 4.7% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. The fair value of the RISA at quarter-end is calculated by discounting the excess spread at a rate management believes to be representative of market at the time of securitization. Historically, this rate has equaled 3.5% over the weighted average security rate paid to investors. As a result of recent market transactions during the first quarter of 2002, Management revised the assumptions used in deriving an appropriate discount rate. Management has developed a systematic methodology that is a function of both market benchmark rates and the seasoning of a securitization’s cash flow. As of September 30, 2002, the discount rate used for valuing RISA ranged from 8.8% to 11.3%, net loss assumptions ranged from 3.8% to 5.8% cumulative and prepayment rate assumptions ranged from 1.65% to 1.85%. For the securitization executed during the third quarter of 2002, Management applied a discount rate of 11.3% and a cumulative loss assumption of 3.8%.

Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets established new income and impairment recognition standards for interests in certain securitized assets. The Company adopted EITF 99-20 effective April 1, 2001. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in the present value of estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement. During the quarter and nine-month period ended September 30, 2002, the Company recorded a $5.5 million and $9.9 million pre-tax impairment charge on certain pre-2001 securitizations stemming from reduced cash flows and higher loss and delinquency rates than initially projected at the inception of the transactions. These impairment charges are reflected in the gain on sale line item in the income statement.

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

	September 30,	December 31,
	2002	2001

	(In thousands)
Estimated net undiscounted RISA earnings	$320,871	$324,162
Off balance sheet allowance for losses	(107,212)	(110,347)
Discount to present value	(36,719)	(33,495)

Retained interest in securitized assets	$176,940	$180,320

Outstanding balance of contracts sold through securitizations	$2,679,062	$2,635,042

Note 8 — Net Income Per Share

     The following table sets forth the computation of basic and diluted net income per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except $ per share)
Net Income	$336	$1,342	$1,109	$4,051

Weighted average shares outstanding	5,087	5,047	5,085	5,009
Net effect of dilutive stock options/warrants	55	307	109	205

Diluted weighted average shares outstanding	5,142	5,354	5,194	5,214

Net income per share:
Basic EPS	$0.07	$0.27	$0.22	$0.81

Diluted EPS	$0.07	$0.25	$0.21	$0.78

     At September 30, 2002, there were 1.99 million options and 184 thousand warrants outstanding.

Note 9 — Contingencies

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

Note 10 — Subsequent Events

     In October of 2002, the Company securitized $450 million in Contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company revised the amount of loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The amount previously reported by the Company understated the amount of premium amortization in the quarter and nine months ending September 30, 2002 by $153 thousand. In addition, the Company is recording $370 thousand of impairment recorded on certain trusts, previously recorded in the fourth quarter of 2002.

     As indicated in Note 2 to the Company’s financial statements, all such amounts contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflect the restatement. The Company has only updated information in MD&A related to the restatement.

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

     Net interest income increased to $7.3 million for the quarter ended September 30, 2002, from $4.9 million for the same period in 2001. For the nine-month period, net interest income increased to $19.0 million, compared to $9.0 million for the same period in 2001. The increases were principally due to an increase in interest income generated from the Company’s RISA and a decrease in interest expense on the Company’s commercial paper line.

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

     Total commercial paper interest expense for the quarter was $1.0 million, compared to $1.9 million for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, interest expense on the Company’s commercial paper line was $3.5 million and $9.0 million respectively. The weighted average interest rate paid on the Company’s commercial paper line for the quarter was approximately 1.8%, compared to 3.7% for the same period in 2001. For the nine months ended September 30, 2002, the weighted average rate remained at approximately 1.8%, compared to 4.7% for the same period in 2001. Finance revenue earned on Contracts held on for sale and investment was $4.5 million and $3.8 million for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, finance revenue was $12.3 million and $13.8 million, respectively. The average balance of Contracts held on balance sheet was $158.0 million and $109.1 million for the quarters ended September 30, 2002 and 2001, respectively. For the nine-month period ended September 30, 2002 and 2001, the average balance of Contracts held on balance sheet were $147.4 million and $164.0 million, respectively.

     The following table illustrates the components of net interest income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest Income
Interest Income — Contracts	$4,304	$3,763	$12,311	$13,813
Interest Income — RISA/Other	5,841	4,016	15,695	5,963

Total interest income	10,145	7,779	28,006	19,776
Interest Expense
Commercial paper	1,077	1,943	3,453	9,027
Residual lines	1,768	906	5,550	1,749

Total interest expense	2,845	2,849	9,003	10,776
Net interest income	$7,300	$4,930	$19,003	$9,000

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

     The Company completed one securitization qualifying for sale treatment totaling $450.0 million during the quarter ended September 30, 2002, resulting in a gain of $8.8 million, or 2.0% of the dollar amount of Contracts securitized, compared to a securitization of $400.0 million in the third quarter of 2001, resulting in a gain of $6.6 million or 1.6% of the dollar amount securitized. For the nine-month period ended September 30, 2002, the Company securitized a total of $1.2 billion, and recorded a combined gain of $19.0 million, or 1.6% of the amount securitized, compared to $1.2 billion securitized in 2001 and a gain of $26.2 million or 2.2% of the amount securitized. During the second quarter of 2002, the Company elected to refinance its residual cash flow securitization, which was originally executed during the first quarter of 2000, and recorded a gain of approximately $0.8 million.

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

     During the quarter and nine-month period ended September 30, 2002, the Company recorded a $5.5 million and $9.9 million pre-tax impairment charge, respectively, on its RISA asset. While the Company has experienced a significant reduction in its overall delinquency rates since December 31, 2001, certain pre-2001 securitizations experienced higher losses and delinquency rates than initially projected at the inception of the transactions, which have been impacted by the slow-down in the economy and the lower credit quality of the borrower. The impairment charges have been recorded to reduce the gain on sale recorded in the three and nine-month periods ended September 30, 2002.

     Service Fee Income

     Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

     Servicing fee income was $12.8 million and $39.5 million for the quarter and nine-month period ended September 30, 2002, compared to $14.0 million and $43.4 million for the same periods in 2001. Included in the first three months of 2001, was approximately $1.1 million of excess service fee income recorded prior to the adoption of EITF 99-20. Excluding the effects of EITF 99-20, service fee income for the nine-month period of 2001 would have been approximately $40.8 million. The reduction in service fee income was principally due to a reduction in investment income received on trust cash accounts during the current periods reported.

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

     Other Interest Expense

     Other interest expense was $1.2 million for the period ending September 30, 2002, compared to $0.8 million for the same period in 2001. For the nine-month period, other interest expense was $3.2 million, compared to $3.0 million for the same period in 2001. Other interest expense includes interest and amortized fees on the Company’s subordinated debt, capital lease obligations and hedging activities under the guidelines of FAS 133. For the first quarter of 2001, the Company also included interest of approximately $0.9 million from its residual lines of credit. For 2002, the Company has classified interest expense from its residual lines of credit under net interest income as a means to match income generated under the provisions of EITF 99-20. The increase in interest expense for the third quarter and nine-month period ended September 30, 2002 was principally due to FAS 133 hedge ineffectiveness. Charges related to the guidelines of FAS 133 were $0.3 million and $0.8 million for the quarter and nine-month period ended September 30, 2002, compared to $0.2 million and $0.3 million for the same periods in 2001, respectively. The increases were principally due to increases in the ineffective portion of the unrealized loss on cash flow hedges due to more rapid interest rate declines throughout 2002 versus 2001 and the change in value of the forward premium between the swap execution date and the financial reporting date.

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

Financial Condition

     Contracts Held for Sale

     Contracts held for sale totaled $213.6 million at September 30, 2002, compared to $189.3 million at December 31, 2001. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of Contracts. The Company completed a securitization transaction of $450.0 million during the third quarter of 2002. The Company plans to continue to securitize Contracts on a regular basis.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

Selected Quarterly Financial Information

	For the Quarters Ended

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2002	2002	2002	2001	2001

	(Restated)

	(DOLLARS IN THOUSANDS)
Contracts purchased during period	$403,199	$442,919	$378,180	$365,270	$430,940
Average monthly volume during period	134,399	147,640	126,060	121,757	143,646
Gain on sale of Contracts, net (1)	3,255	2,382	4,295	4,598	6,591
Contracts securitized during period	450,000	400,000	375,000	400,000	400,000
Servicing portfolio at period end	2,902,674	2,895,511	2,848,022	2,864,338	2,876,986

(1)  Gain on sale of Contracts includes the gains recorded in connection with the net interest margin securitization executed during the second quarter of 2002, and impairment charges.

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

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding commercial paper obligations. These facilities are then used to fund the purchase of Contracts or to finance normal operating expenses. The Company has historically operated on a negative cash flow basis from operating activities. Cash used in operating activities was $9.0 million for the nine months ended September 30, 2002, compared to $44.6 million during the same period in 2001. The change in cash used in operating activities for the nine months ended September 30, 2002 versus 2001 is principally due to the relative size of the securitizations executed in comparison to the total volume of Contracts originated during the same time period. For the nine-month period ended September 30, 2002, the Company securitized approximately $1.23 billion in Contracts and originated approximately $1.22 billion during the same period. During the nine months ended September 30, 2001, the Company securitized $1.20 billion in Contracts and originated approximately $1.24 billion in Contracts. During 2001, net yield credit triggers on five of the Company’s outstanding securitizations were hit, restricting future cash releases from the corresponding spread accounts. As a result, the minimum spread account balances were increased, and any subsequent spread releases were first used to reduce the outstanding reinsurance balance.

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

     To value its Residual Interests in Securitized Assets (RISA), the Company has developed cash flow models using Lotus 123 spreadsheets. The cash flow estimates provided by these models support the Company’s income recognition and impairment calculations. The spreadsheets require updating or other factors underlying the cash flow estimates. A separate model exists for each RISA and each model must be manually updated each reporting period for the various factors impacting cash flow estimates. The models are complex and require manual intervention, both of which are factors that increase the propensity for human error. During the second quarter of 2003, the Company identified instances where errors were made in the estimated cash flows and therefore the RISA valuation computations for the third and fourth quarters of 2002. In addition, the Company revised the method for amortizing loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The manner in which the Company had previously been amortizing loan premium understated the amount of amortization during the quarter ended September 30, 2002.

     The absence of adequate information systems and policies/procedures to perform the analysis, valuation and record keeping associated with estimating cash flows and calculating loan premium amortization may result in misstatement of the financial statements and is considered a significant deficiency in the Company’s internal control structure.

     In response to the weaknesses noted above, management now prepares a detailed analysis of loan premium amortization and factors underlying any significant changes in estimated cash flows for each trust during the current quarter versus the previous quarter’s estimate to further double-check the evaluation process.

     Subject to and limited by the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     Apart from the analysis of cash flows and loan premium amortization described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We Need Substantial Liquidity

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

We Depend on Warehouse Financing

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

We Depend on Residual Financing

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the third quarter of 2002, the Company recorded a $5.5 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on several securitizations executed prior to 2001. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation is experiencing.

We Depend on Residual Securitizations

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

We Depend on Securitizations to Generate Revenue

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

We Depend on Credit Enhancement

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

We Are Subject to Interest Rate Fluctuations

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

We Will Be Adversely Affected When Contracts are Prepaid or Defaulted

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

Effects of Terrorist Attacks and Military Response

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

We Will Be Adversely Affected If We Lose Servicing Rights

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

Our Quarterly Earnings May Fluctuate

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

We Depend on Key Personnel

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

Our Industry is Highly Competitive

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

We May Be Harmed by Adverse Economic Conditions

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

We Are Subject to Many Regulations

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

Item 6. Exhibits and Reports of Form 8-K

(a)	Exhibits

Exhibit
Number	Exhibit Title

10.128	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JP Morgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-C*

21.1	Subsidiaries of the Registrant.**

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 1, 2002 (File No. 333-28893).

**	Previously filed.

(b)	Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

	By:	/s/ JOHN W. HALL

John W. Hall
President, CEO and
Date: September 19, 2003		Principal Executive Officer

	By:	/s/ DON P. DUFFY

Don P. Duffy
Executive Vice President,
Date: September 19, 2003		CFO and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.128	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JP Morgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-C*

21.1	Subsidiaries of the Registrant.**

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 1, 2002 (File No. 333-28893).

**	Previously filed.