Form 10-K/A
period 2002-12-31
ONYX ACCEPTANCE CORP
filed 2003-09-23
CIK 1006614

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

This amendment on Form 10-K/A amends Items 6, 7, and 8 of Part II, Item 14 of Part III and Item 15 of Part IV of the Annual Report of Onyx Acceptance Corporation (the “Company”) on Form 10-K previously filed for the fiscal year ended December 31, 2002. This amendment is filed in connection with the restatement of our results of operations for the year ended December 31, 2002. The circumstances necessitating the restatement and their effects on the year ended December 31, 2002 are more fully described in note 2 of the Notes to Condensed Consolidated Financial Statements.

ANNUAL REPORT ON FORM 10-K/A

		Page

PART II
Item 6.	Selected Financial Data	3
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 8.	Financial Statements and Supplementary Data	18
PART III
Item 14.	Controls and Procedures	18
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	18

PART II

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

					(Restated)
					(7)
	(Dollars in thousands, except for per share amounts)
Statement of Operations Data:
REVENUE:
Net interest income(6)	$10,950	$9,727	$4,307	$12,981	$26,457
Servicing fee income(6)	17,444	31,023	51,521	57,256	51,973
Gain on sale of contracts (net)	36,417	53,920	45,029	30,765	13,695

Total revenues	64,811	94,670	100,857	101,002	92,125

EXPENSES:
Provision for credit losses(5)	1,580	1,246	990	1,079	(8)
Interest expense — other(6)	4,419	5,727	5,592	2,917	4,255
Operating expenses	48,426	70,959	84,304	89,535	84,660

Total expenses	54,425	77,932	90,886	93,531	88,907

Income before income taxes	10,386	16,738	9,971	7,471	3,218
Income taxes	4,310	6,946	4,136	3,061	1,335

Net income	$6,076	$9,792	$5,835	$4,410	$1,883

Net income per share of Common Stock:
Basic	$0.99	$1.59	$1.03	$0.88	$0.37
Diluted	$0.95	$1.50	$1.00	$0.84	$0.36
Basic shares outstanding (in thousands)	6,112	6,174	5,657	5,026	5,085
Diluted shares outstanding (in thousands)	6,425	6,514	5,811	5,232	5,179
Operating Data:
Contracts purchased during the period	$1,038,535	$1,559,004	$1,671,703	$1,606,330	$1,614,041
Number of contracts purchased during the period	86,150	127,628	131,648	115,141	108,212
Contracts securitized during the period	$911,760	$1,450,000	$1,720,000	$1,600,000	$1,675,000
Number of active dealerships (at end of period)	5,401	7,617	9,741	10,115	10,827
Operating expenses as percentage of average serviced portfolio during the period(1)	4.7%	4.1%	3.4%	3.1%	2.9%
Selected Portfolio Data:
Serviced portfolio (at end of period)	$1,345,961	$2,133,460	$2,690,607	$2,864,338	$2,905,968
Average serviced portfolio during the period(1)	$1,023,237	$1,728,875	$2,456,796	$2,818,572	$2,883,497
Number of contracts in serviced portfolio (at end of period)	131,862	209,745	269,372	289,426	291,898
Weighted average annual percentage rate (at end of period)(2)	14.72%	14.77%	14.67%	13.38%	11.87%
Delinquencies as a percentage of the dollar amount of serviced portfolio (at end of period)(3)	2.54%	2.81%	4.14%	4.01%	2.58%
Net charge-offs as a percentage of the average serviced portfolio during the period(1)	1.72%	1.85%	2.30%	2.78%	2.77%

	As of December 31,

	1998	1999	2000	2001	2002

					(Restated)
					(7)
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,929	$5,190	$3,130	$1,135	$72
Restricted cash	—	—	—	—	3,430
Contracts held for sale(4)	151,952	229,475	173,784	191,716	174,501
Contracts held for investment(4)	—	—	—	3,539	8,406
Credit enhancement assets	112,953	142,884	146,013	184,300	177,108
Total assets	275,422	393,835	331,380	386,285	367,157
Warehouse borrowings	150,044	232,288	172,509	190,008	166,007
Excess servicing and residual lines	49,556	55,880	41,138	68,355	45,599
Subordinated debt	10,000	10,000	19,505	16,232	27,128
Stockholders’ equity	43,824	53,108	55,593	59,701	64,913

(1)	Averages are based on daily balances.

(2)	The weighted averages are based on the serviced portfolio outstanding at the end of the period.

(3)	Excludes repossessed inventory and accounts in bankruptcy.

(4)	Contracts held for sale and investment excludes dealer participation and allowance for credit losses. See Note 4 to the Consolidated Financial Statements.

(5)	The provision for credit losses for the year ended December 31, 2002 reflects a sales tax refund of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off.

(6)	Effective April 1, 2001, the Company adopted EITF 99-20. Prior to the adoption of EITF 99-20, the balance of RISA was amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying Contracts. The adoption of EITF 99-20 resulted in amounts previously recognized as service fee income being recognized as interest income. Additionally, certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2002 presentation.

(7)	The Company revised the amount of loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The amount previously reported by the Company understated the amount of premium amortization in the year ended December 31, 2002 by $570 thousand. In addition, the Company reduced the amount of gain on sale incorrectly recognized related to premium recorded on certain loans reacquired during the fourth quarter of 2002 by $209 thousand.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company revised the amount of loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The amount previously reported by the Company understated the amount of premium amortization in the year ended December 31, 2002 by $570 thousand. In addition, the Company reduced the amount of gain on sale incorrectly recognized related to premium recorded on certain loans reacquired during the fourth quarter of 2002 by $209 thousand.

All amounts contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflect the restatement. The Company has only updated information in (MD&A) related to the restatement.

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

Selected Financial Information

	For the Years Ended December 31,

	2000	2001	2002

			(restated)
		(Dollars in thousands)
Contracts purchased during year	$1,671,703	$1,606,330	$1,614,041
Average monthly purchases during the year	139,308	133,860	134,503
Net interest income	4,307	12,981	26,457
Gain on sale of contracts	45,967	34,105	27,990
Impairment	—	(3,340)	(15,178)
Residual Securitization Sale	(938)	—	883
Service fee income	51,521	57,256	51,973
Total revenue(1)	100,857	101,002	92,125
Contracts securitized during the year	1,720,000	1,600,000	1,675,000
Serviced portfolio at year end	2,690,607	2,864,338	2,905,968

(1)	Total revenue is comprised of net interest income, service fee income and gain on sale of contracts.

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

     Credit enhancement assets consisted of the following:

	December 31,

	2001	2002

	(In thousands)
Trust receivables	$3,980	$3,506
RISA	180,320	173,602

Total	$184,300	$177,108

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

Results of Operations

     Years Ended December 31, 2002, 2001 and 2000

     The Company had net income of $1.9 million for the year ended December 31, 2002, compared to net income of $4.4 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively. The decrease in net income for the year was principally due to a reduction in gains realized on securitizations to $13.7 million in 2002 from $30.8 million and $45.0 million in 2001 and 2000 respectively. While the Company has experienced a significant reduction in its overall delinquency rates since December 31, 2001, certain pre-2001 securitizations experienced higher losses and delinquency rates than initially projected at the inception of the transactions, as a result of the slow-down in the economy and the lower credit quality of the borrowers. The impairment charges have been recorded to reduce the gain on sale recorded for the year. Total impairment charges were $15.1 million and $3.3 million for the years ended December 31, 2002 and 2001 respectively. The decrease in gain recorded for the year ended December 31, 2002 was partially offset by an increase in net interest income as discussed below.

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

     Net interest income increased to $26.5 million for 2002, from $13.0 million during 2001, and $4.3 million during 2000. The increases were principally due to an increase in interest income generated from the Company’s RISA and a decrease in interest expense on the Company’s commercial paper line. The increase in net interest income was also due to an increase in yields realized under the provisions of Emerging Issues Task Force (“EITF”) 99-20, which requires amounts previously recognized as excess service fee income to be recognized as interest income. For the year ended December 31, 2002 total income recognized under EITF 99-20 was approximately $21.2 million, versus approximately $8.4 million for the same period in 2001. The effective yield recognized under the provisions of EITF 99-20 during 2002 was 12.0%, compared to 6.7% in 2001. The increase in yield for 2002 was principally due to lower credit losses and better overall performance on the Company’s 2001 and 2002 securitizations versus its original projections made at the time of sale. There was no EITF 99-20 income recognized prior to the second quarter of 2001, as the provisions did not become effective until April 1, 2001. Partially offsetting these factors were lower effective yields on reacquired contract balances at December 31, 2002 reflecting the amortization of loan premiums. Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $7.1 million for the year, compared to $2.6 million for the year ended December 31, 2001. The increase was due to interest expenses associated with the issuance of the $75.0 million residual securitization executed in March of 2002. The Company classifies this interest expense as a component of net interest income to better match RISA revenues with RISA-secured expenses. Previous to EITF 99-20, the Company classified interest expense associated with its residual lines under other interest expense, not as a component of net interest income.

     Total commercial paper interest expense for the year was $4.5 million, compared to $10.2 million and $14.8 million for the same periods in 2001 and 2000 respectively. The weighted average interest rate paid on the Company’s commercial paper line for the year was approximately 1.7%, compared to 6.2% and 7.4% for 2001 and 2000, respectively. Finance revenue earned on Contracts held for sale and investment was $16.7 million, $17.4 million and $19.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The table below depicts the major components of net interest income.

	For the Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Income:
Finance Revenue (net of participation amortization)	$19,068	$17,419	$16,656
RISA income	—	8,386	21,336

Total interest income	19,068	25,805	37,992
Expense:
Warehouse lines	14,761	10,249	4,450
Residual lines	—	2,575	7,085

Total interest expense	14,761	12,824	11,535

Net interest income	$4,307	$12,981	$26,457

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

     The Company completed four securitizations totaling $1.675 billion during the year ended December 31, 2002, resulting in gains on sale of Contracts of $28.0 million or 1.7% of the dollar amount of Contracts securitized, excluding the residual securitization executed during the second quarter of 2002, compared to four securitizations totaling $1.6 billion during the year ended December 31, 2001, resulting in gains on sale of Contracts totaling $34.1 million or 2.1%, and four securitizations totaling $1.72 billion during the year ended December 31, 2000, resulting in gains on sale of Contracts of $46.0 million or 2.7%. During 2002, the Company recorded a $15.1 million pre-tax impairment charge on its RISA assets versus $3.3 million in 2001. While the Company has experienced a significant reduction in its overall delinquency rates since December 31, 2001, certain pre-2001 securitizations experienced higher losses and delinquency rates than initially projected at the inception of the transactions, related to the slow-down in the economy and the lower credit quality of the borrowers. The impairment charges have been recorded to reduce the gain on sale recorded during the period. The table below depicts the components of the net gain as reported in the consolidated statements of income.

	For the Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Gain on Sale	$45,967	$34,105	$27,990
Impairment	—	(3,340)	(15,178)
Residual securitization sale	(938)	—	883

Total net gain on sale of Contracts	$45,029	$30,765	$13,695

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

     Provision for Credit Losses. The provision for credit losses represents net credit losses incurred on Contracts held for investment. The provision for credit losses decreased to $(8.0) thousand for the year ended December 31, 2002 compared to $1.1 million and $0.99 million for 2001 and 2000 respectively. The provision for credit losses for the year ended December 31, 2002 reflects a sales tax refund of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off. The Company plans to pursue additional refunds from applicable states in the forthcoming quarters.

     Changes in the allowance for credit losses were as follows:

	December 31,

	2000	2001	2002

	(In thousands)
Balance at beginning of period	$1,454	$1,175	$1,280
Provision for credit losses	990	1,079	(8)
Charged-off loans	(1,671)	(2,121)	(3,946)
Recoveries-tax refund	—	—	2,043
Recoveries-general	402	1,147	2,482

Balance at end of period	$1,175	$1,280	$1,851

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

Financial Condition

     Contracts Held for Sale

     Contracts held for sale are presented at the lower of cost or market value and totaled $170.4 million at December 31, 2002, compared to $189.3 million at December 31, 2001. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations, and to a lesser degree, upon the timing and size of clean up calls exercised on securitization pools.

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

     Credit Enhancement Assets

     Credit enhancement assets consisted of the following:

	As of December 31,

	2001	2002

	(Dollars in thousands)
Trust receivables	$3,980	$3,506
RISA	180,320	173,602

Total	$184,300	$177,108

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

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts or to finance normal operating expenses. The Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, but expects to generate positive cash flow on a monthly basis by year-end 2003, provided the volume of Contract purchases remains steady on an annual basis. Cash provided by operating activities was $39.3 million for the year ended December 31, 2002, compared to ($41.1) million used during the same period in 2001. The change in cash generated in operating activities for the year ended December 31, 2002 versus 2001 is due to several factors, including the relative size of the securitizations executed in comparison to the total volume of Contracts originated, net yield credit triggers being hit on six of the Company’s pre-2001 securitizations, which restricted cash releases in 2001 from the corresponding spread accounts, and a second residual interest securitization during the first quarter of 2002. Cash scheduled to be released from the spread accounts was retained as a means to reduce reinsurance balances prior to being released to the Company. Total cash released from spread accounts during 2002 was approximately $63.5 million, compared to $38.4 million in 2001.

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

	December 31,

	2001	2002

	(In millions)
Total assets	$2,910	$2,805
Total liabilities	$2,777	$2,695

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

Forward Looking Information

     The preceding Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should” or “continue” or the negative thereof or other variations thereon or comparable terminology. Cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements are included in this Annual Report on Form 10-K/A, including, without limitation, in Item 1, shown under the heading “Risk Factors”.

Item 8. Financial Statements and Supplementary Data

     The Company’s financial statements, are listed under Item 15, of this Annual Report on Form 10-K/A.

PART III

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

     To value its Residual Interests in Securitized Assets (RISA), the Company has developed cash flow models using Lotus 123 spreadsheets. The cash flow estimates provided by these models support the Company’s income recognition and impairment calculations. The spreadsheets require updating or other factors underlying the cash flow estimates. A separate model exists for each RISA and each model must be manually updated each reporting period for the various factors impacting cash flow estimates. The models are complex and require manual intervention, both of which are factors that increase the propensity for human error. During the second quarter of 2003, the Company identified instances where errors were made in the estimated cash flows and therefore the RISA valuation computations for the third and fourth quarters of 2002. In addition, the Company revised the method for amortizing loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The manner in which the Company had previously been amortizing loan premium understated the amount of amortization during the year ended December 31, 2002.

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

PART IV

Item 15. Exhibits and Reports on Form 8-K

     (a)(1) Financial Statements:

     The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(a)(2) Exhibits

The following Exhibits are attached hereto and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company.(1)

4.1	Rights Agreement dated as of July 8, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Certificate of Designation for the Series A Participating Preferred Stock and the form of Rights Certificate of the Company.(2)

10.1	Form of Indemnification Agreement of the Company.(1)

10.2	Second Amended and Restated 1994 Stock Option Plan.(1)

10.3	Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.(1)

10.4	Form of Stock Option Agreement under Second Amended and Restated 1994 Option Plan.(1)

10.5	Form of Stock Purchase Agreement under Second Amended and Restated 1994 Stock Option Plan.(1)

10.6	1994 Special Performance Option Grant Plan.(1)

10.7	Form of Notice of Grant of Stock Option under 1994 Special Performance Option Grant Plan.(1)

10.8	Form of Stock Option Agreement under 1994 Special Performance Option Grant Plan.(1)

10.9	Form of Stock Purchase Agreement under 1994 Special Performance Option Grant Plan.(1)

10.10	Third Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27, 1995.(1)

10.11	Senior Subordinated Note and Warrant Purchase Agreement between and among Onyx Acceptance Corporation, Capital Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November 17, 1994.(1)

10.12	Warrant to purchase Common Stock in favor of Capital Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)

10.13	Warrant to purchase Common Stock in favor of Dominion Fund III, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)

10.14	Amended and Restated Co-Sale and First Refusal Agreement between and among Onyx Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.(1)

10.15	Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the Management Holders identified therein dated as of November 17, 1994.(1)

10.16	Amended and Restated Voting Agreement between and among Onyx Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.(1)

10.20	Sublease and Administrative Services Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 8, 1994.(1)

10.21	Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 1, 1994.(1)

10.22	Corporate Separateness Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated September 8, 1994.(1)

10.24	First Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December 15, 1994.(1)

10.25	Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated January 7, 1994.(1)

10.29	Second Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3, 1995.(1)

10.32	Option Agreement between Onyx Acceptance Corporation and John W. Hall dated as of December 20, 1994.(1)

10.33	Promissory Note in favor of Onyx Acceptance Corporation from John Hall dated as of December 20, 1994.(1)

10.34	Option Agreement between Onyx Acceptance Corporation and Brian MacInnis dated as of December 20, 1994.(1)

10.35	Promissory Note in favor of Onyx Acceptance Corporation from Brian MacInnis dated as of December 20, 1994.(1)

10.36	Stock Purchase Agreement between and among Brian MacInnis and certain Investors identified therein dated as of June 7, 1995.(1)

10.37	Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7, 1995.(1)

10.41	Onyx Acceptance Corporation 401(k) Plan dated January 1, 1994.(1)

10.46	Subordination and Intercreditor Agreement by and among State Street Bank and Trust Company, The First National Bank of Boston, Capital Resource Lenders II, L.P., Dominion Fund III and Onyx Acceptance Corporation dated as of January 31, 1996.(1)

10.48	Form of Dealer Agreement Non-Recourse (U) between Dealership and Onyx Acceptance Corporation.(1)

10.49	Form of Dealer Agreement Non-Recourse (N) between Dealership and Onyx Acceptance Corporation.(1)

10.50	1996 Stock Option/Stock Issuance Plan.(1)

10.73	First Amendment to Loan Agreement and Confirmation of Pledge and Security Agreement dated June 29, 1999.(7)

10.74	Amended and Restated Sale and Servicing Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 4, 1998.(3)

10.75	Amended and Restated Triple-A One Funding Corporation Credit Agreement between and among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, CapMAC Financial Services, Inc. and Capital Markets Assurance Corporation dated as of September 4, 1998.(3)

10.76	Amended and Restated Triple-A One Funding Corporation Security Agreement between and among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation and Capital Markets Assurance Corporation dated as of September 4, 1998.(3)

10.77	Amended and Restated Subordinated Security Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 4, 1998.(3)

10.78	Amended and Restated Insurance and Indemnity Agreement between and among Onyx Acceptance Corporation, Capital Markets Assurance Corporation, Onyx Acceptance Financial Corporation and Triple-A One Funding Corporation dated as of September 4, 1998.(3)

10.79	Master Loan Agreement between Onyx Acceptance Financial Corporation and Salomon Brothers Realty Corp. dated September 3, 1998.(3)

10.83	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1998-B.(4)

10.84	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1998-C.(4)

10.85	Amendment Number One dated December 22, 1998 to Amended and Restated Onyx Warehouse Facility and Assignment and Assumption Agreement.(5)

10.86	Amendment No. 2 to the Amended and Restated Onyx Warehouse Facility effective as of March 30, 1999 by and among Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, Capital Markets Assurance Corporation, CapMAC Financial Services, Inc. and MBIA Insurance Corporation.(6)

10.92	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-A.(9)

10.93	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-B.(10)

10.94	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-C.(11)

10.95	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-D.(12)

10.96	Consent and Amendment Agreement between and among Onyx Acceptance Corporation and State Street Bank and Trust Company, BankBoston and the Travelers Insurance Company.(8)

10.97	Sale and Assignment Agreement dated March 29, 2000 among Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, Onyx Acceptance Financial Corporation as Seller, and The Chase Manhattan Bank as Indenture Trustee and as Trust Agent.(13)

10.98	Indenture dated March 29, 2000 between Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, and The Chase Manhattan Bank, as Indenture Trustee.(13)

10.99	Trust Agreement dated March 29, 2000 among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust as Owner Trustee and The Chase Manhattan Bank as Trust Agent.(13)

10.101	Indenture dated as of April 17, 2000 between Onyx Acceptance Corporation, as Issuer and Bankers Trust Company, as Trustee.(14)

10.102	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-A.(15)

10.103	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-B.(16)

10.104	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-C.(17)

10.105	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-D.(18)

10.106	Master Repurchase Agreement dated October 13, 2000 by and between Credit Suisse First Boston (Europe) Limited, as buyer, Credit Suisse First Boston Corporation, as Agent and Onyx Acceptance Funding Corporation, as Seller.(19)

10.107	Onyx Acceptance Corporation Non-Qualified Deferred Compensation Plan.(20)

10.108	The Onyx Acceptance Corporation Non-Qualified Deferred Compensation Plan Trust Agreement.(20)

10.109	Daybreak-The Big Picture Master License Agreement.(21)

10.110	SuperSolutions Corporation Daybreak-The Big Picture Service Level Agreement.(21)

10.111	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-A.(22)

10.112	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-B.(23)

10.113	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-C.(24)

10.114	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Citibank N.A. in connection with the Onyx Acceptance Owner Trust 2001-D.(25)

10.115	Second Amended and Restated Triple-A One Credit Agreement, dated November 30, 2001 among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, CapMac Financial Services, Inc., and Capital Markets Assurance Corporation.(26)

10.116	Second Amended and Restated Subordinated Security Agreement dated as of November 30, 2001 between Onyx Acceptance Financial Corporation and Onyx Acceptance Corporation.(26)

10.117	Second Amended and Restated Triple-A One Security Agreement dated as of November 30, 2001 among Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation, Triple-A One Funding Corporation and Capital Markets Assurance Corporation.(26)

10.118	Second Amended and Restated Sale and Servicing Agreement dated as of November 30, 2001 between Onyx Acceptance Financial Corporation and Onyx Acceptance Corporation.(26)

10.119	Second Amended and Restated Definitions List dated as of November 30, 2001 among Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, MBIA Insurance Corporation, Capital Markets Assurance Corporation and CapMac Financial Services, Inc.(26)

10.120	Sale and Assignment Agreement, dated March 15, 2002, among Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, Onyx Acceptance Financial Corporation, as Seller, and JPMorgan Chase Bank, as Indenture Trustee and as Trust Agent.(27)

10.121	Indenture, dated March 15, 2002, between Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.(27)

10.122	Trust Agreement, dated March 15, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust, as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent.(27)

10.123	Amended and Restated Indenture, dated April 12, 2002, between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.(27)

10.124	Amended and Restated Trust Agreement, dated April 12, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust Company (Delaware,) as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent.(27)

10.125	Distribution and Management Agreement, dated as of February 15, 2002, by and between Onyx Acceptance Corporation and Sumner Harrington Ltd., a Minnesota corporation, as agent.(28)

10.126	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-A, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-A.(29)

10.127	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-B, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A., in connection with the Onyx Acceptance Owner Trust 2002-B(30)

10.128	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-C(31)

10.129	Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-D, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A., in connection with the Onyx Acceptance Owner Trust 2002-D(32)

10.130	Amendment No. 1 to the Amended and Restated Indenture between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee, dated and effective as of April 15, 2002.(33)

10.131	Amendment No. 2 to Amended and Restated Indenture between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee, dated and effective as of November 27, 2002.(33)

21.1	Subsidiaries of the Registrant.(33)

23.1	Consent of Independent Accountants.*

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-00680).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 8, 1997. (File No. 000-28050).

(3)	Incorporated by reference from the Company’s Form 10-Q for quarterly period ended September 30, 1998. (File No. 000-28050).

(4)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Registration Statement on Form S-3 (Registration No. 333-51239).

(5)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998. (File No. 000-28050).

(6)	Incorporated by reference from the Company’s Form 10-Q for quarterly period ended March 31, 1999. (File No. 000-28050).

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 1999. (File No. 000-28050).

(8)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-28050).

(9)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated March 11, 1999. (File No. 333-28893).

(10)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated May 28, 1999. (File No. 333-28893).

(11)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated September 14, 1999. (File No. 333-28893).

(12)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated November 12, 1999. (File No. 333-28893).

(13)	Incorporated by reference from the Company’s Form 10-Q quarterly period ended June 30, 2000. (File No. 000-28050).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 17, 2000 (File No. 333-92573).

(15)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated February 28, 2000. (File No. 333-92245).

(16)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated April 28, 2000. (File No. 333-92245).

(17)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated July 27, 2000. (File No. 333-92245).

(18)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated November 16, 2000. (File No. 333-92245).

(19)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2000. (File No. 000-28050).

(20)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-28050).

(21)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001. (File No. 000-28050).

(22)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed March 14, 2001. (File No. 333-51636).

(23)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 31, 2001. (File No. 333-51636).

(24)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 14, 2001. (File No. 333-51636).

(25)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed October 31, 2001. (File No. 333-51636).

(26)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001. (File No. 000-28050).

(27)	Incorporated by reference from the Company’s Form 10-Q quarterly period ended March 31, 2002. (File No. 000-28050).

(28)	Previously filed with the Commission as an exhibit to the Registrant’s Form 8-K on March 1, 2002.

(29)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed February 7, 2002. (File No. 333-51636).

(30)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 15, 2002 (File No. 333-28893).

(31)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 1, 2002 (File No. 333-28893).

(32)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed November 6, 2002 (File No. 333-28893).

(33)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002. (File No. 000-28050).

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

JOHN W. HALL President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS C. STICKEL	Chairman of the Board of Directors	September 19, 2003

Thomas C. Stickel

/s/ JOHN W. HALL	President, Chief Executive Officer	September 19, 2003
and Director
John W. Hall	(Principal Executive Officer)

/s/ G. BRADFORD JONES	Director	September 19, 2003

G. Bradford Jones

/s/ C. THOMAS MEYERS	Director	September 19, 2003

C. Thomas Meyers

/s/ DON P. DUFFY	Executive Vice President, Chief	September 19, 2003
Financial Officer and Director,
Don P. Duffy	(Principal Financial and Accounting Officer)

ONYX ACCEPTANCE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

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

     As discussed in Note 4 and Note 7 to the consolidated financial statements, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

     As discussed in Note 2, the consolidated financial statements for the year ended December 31, 2002 have been restated.

PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 13, 2003 except for Note 2 as to which the date is September 19, 2003

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2002	2001

	(Restated)*
	(In thousands)
ASSETS
Cash and cash equivalents	$72	$1,135
Restricted cash	3,430	0
Contracts held for sale	170,353	189,265
Contracts held for investment (net of allowance)	6,555	2,259
Credit enhancement assets, at fair value	177,108	184,300
Furniture and equipment (net of accumulated depreciation)	3,069	5,008
Other assets	6,570	4,318

Total Assets	$367,157	$386,285

LIABILITIES
Accounts payable	$33,871	$27,024
Warehouse borrowings	166,007	190,008
Residual lines	45,599	68,355
Subordinated debt	27,128	16,232
Capital lease obligations	854	399
Accrued interest payable	612	449
Other liabilities	28,173	24,117

Total Liabilities	302,244	326,584
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Common stock
Par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 5,086,793 as of December 31, 2002 and issued and outstanding 5,078,046 shares as of December 31, 2001	51	51
Additional paid in capital	32,652	32,647
Retained earnings	27,843	25,960
Accumulated other comprehensive income, net of tax	4,367	1,043

Total Equity	64,913	59,701

Total Liabilities and Stockholders’ Equity	$367,157	$386,285

* Refer to Note 2

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2002	2001	2000

	(Restated)*
	(In thousands, except per share data)
Revenues:
Interest income	$37,992	$25,805	$19,068
Interest expense	11,535	12,824	14,761

Net Interest Income	26,457	12,981	4,307
Gain on sale of contracts	13,695	30,765	45,029
Servicing fee income	51,973	57,256	51,521

Total Revenues	92,125	101,002	100,857
Expenses:
Provision for credit losses	(8)	1,079	990
Interest expense — other	4,255	2,917	5,592
Operating Expenses:
Salaries and benefits	53,565	52,848	46,323
Systems and servicing	3,146	4,258	5,452
Telephone and data lines	3,382	5,014	5,950
Depreciation	3,431	4,644	4,379
General and administrative expenses	21,136	22,771	22,200

Total Operating Expenses	84,660	89,535	84,304

Total Expenses	88,907	93,531	90,886

Income Before Income Taxes	3,218	7,471	9,971
Income taxes	1,335	3,061	4,136

Net Income	$1,883	$4,410	$5,835

Net Income per share of Common Stock
Basic	$0.37	$0.88	$1.03
Diluted	$0.36	$0.84	$1.00

Basic shares outstanding	5,085,384	5,026,087	5,657,310

Diluted shares outstanding	5,179,098	5,232,390	5,811,168

* Refer to Note 2

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Comprehensive	Total
			Paid in	Earnings	Income (Loss),	Stockholders'
	Shares	Amount	Capital	(Deficit)	Net of Tax	Equity

			(In thousands)
Balance, December 31, 1999	6,178	$62	$37,892	$15,715	$(561)	$53,108
Issuance of Common Stock	12		6			6
Repurchase and retirement of Common Stock	(1,200)	(12)	(5,297)			(5,309)
Comprehensive income:
Unrealized gains in credit enhancement assets, net of tax of $1.4 million					1,953	1,953
Net Income				5,835		5,835

Total Comprehensive Income				5,835	1,953	7,788

Balance, December 31, 2000	4,990	50	32,601	21,550	1,392	55,593

Issuance of Common Stock	88	1	46			47
Comprehensive income:
Unrealized loss in credit enhancement assets, net of tax of $242 thousand					(349)	(349)
Adoption of FAS 133, net of tax of $596 thousand					(840)	(840)
Loss on derivatives reclassified to earnings net of tax of $596 thousand					840	840
Net Income				4,410		4,410

Total Comprehensive Income				4,410	(349)	4,061

Balance, December 31, 2001	5,078	51	32,647	25,960	1,043	59,701

Issuance of Common Stock	9		5			5
Comprehensive income:
Unrealized gain in credit enhancement assets, net of tax of $2.8 million					4,031	4,031
Loss on derivatives reclassified to earnings net of tax of $502 thousand					(707)	(707)
Net Income				1,883		1,883

Total Comprehensive Income				1,883	3,324	5,207

Balance, December 31, 2002 (Restated)*	5,087	$51	$32,652	$27,843	$4,367	$64,913

* Refer to Note 2

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

	(Restated)*
	(In thousands)
Operating Activities
Net Income	$1,883	$4,410	$5,835
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of retained interest in securitized assets	0	14,552	61,229
Increase in retained interest in securitized assets	(70,536)	(91,059)	(109,173)
Cash released from securitization spread accounts	63,494	38,402
Sale of retained interest in securitized assets	13,761		49,924
Write-off of participation on securitized loans	28,934	31,526	40,288
Provision for credit losses	(8)	1,079	990
Depreciation	3,431	4,644	4,379
Decrease (increase) in trust receivable	474	(182)	(1,797)
Decrease (increase) in other assets	(2,252)	85	4,724
Increase in accounts payable	6,847	4,319	1,639
(Decrease) increase in accrued interest payable	163	(291)	(727)
Increase (decrease) in other liabilities	7,380	4,829	(1,644)
Proceeds from the securitization of contracts held for sale	1,675,000	1,600,000	1,720,000
Purchase of contracts held for sale	(1,614,041)	(1,606,330)	(1,671,704)
Repurchase of trust contracts	(109,624)	(56,007)	(26,093)
Principal payments received on contracts held for sale	60,812	39,892	32,220
Payments of participation to dealers (net of chargeback collections and amortized expense)	(26,457)	(30,929)	(36,465)

Cash (used in) provided by operating activities	39,261	(41,060)	73,625

Investing Activities
Purchase of furniture and equipment	(593)	(2,158)	(4,605)

Cash used in investing activities	(593)	(2,158)	(4,605)

Financing Activities
Payments on capital leases	(443)	(267)	(308)
Proceeds from warehouse line	1,608,761	1,209,809	1,301,710
Payments on warehouse line	(1,632,763)	(1,192,310)	(1,361,489)
Proceeds from drawdown on residual lines	91,580	46,200	34,000
Payments to paydown residual lines	(114,337)	(18,983)	(48,741)
Proceeds from subordinated debt	15,022		12,000
Principal payments on subordinated debt	(4,125)	(3,273)	(2,496)
Proceeds from exercise of options/warrants	4	47	6
Repurchase and retirement of common stock			(5,309)
Payments on other loans			(453)

Cash provided by (used in) financing activities	(36,301)	41,223	(71,080)

(Decrease) increase in cash and cash equivalents	2,367	(1,995)	(2,060)
(Increase) in restricted cash	(3,430)
Cash and cash equivalents at beginning of period	1,135	3,130	5,190

Cash and cash equivalents at end of period	$72	$1,135	$3,130

Supplemental disclosure of cash flow information:
Noncash activities:
Additions to capital leases	$900	$415	$210
Cash paid:
Interest	$15,627	$16,032	$21,080
Income taxes	$4,851	$(2,316)	$1,858

* Refer to Note 2

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

Note 2 — Restatement

     The Company revised the amount of loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The amount previously reported by the Company understated the amount of premium amortization in the year ended December 31, 2002 by $570 thousand. In addition, the Company reduced the amount of gain on sale incorrectly recognized related to premium recorded on certain loans reacquired during the fourth quarter of 2002 by $209 thousand.

	Twelve Months Ended
	December 31,

	2002	2002

	As reported	Restated

	(Dollars in thousands)
Interest income	$38,562	$37,992
Net interest income	27,027	26,457
Gain on sale, net of impairment	13,904	13,695
Total Revenues	92,904	92,125
Income before Income Taxes	3,997	3,218
Income Taxes	1,658	1,335

Net Income	$2,339	$1,883

Net Income per share — Basic	$0.46	$0.37
Net Income per share — Diluted	$0.45	$0.36

	As of December 31,	As of December 31,
	2002	2002

	As reported	Restated

	(Dollars in thousands)
Contracts held for sale	171,132	170,353

Total assets	367,936	367,157

Other liabilities	28,496	28,173

Total liabilities	302,567	302,244
Retained earnings	28,299	27,843
Total equity	65,369	64,913

Total liabilities and equity	$367,936	$367,157

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Summary of Significant Accounting Policies

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

     Sales of Contracts: The Company purchases Contracts which will be sold to investors with servicing rights retained by the Company. The Company sells a majority of its Contracts at or near par value. For Contracts securitized, the Company retains a participation in the future cash flows released by trusts, while for cash sales no participation is retained in the future cash flows. As of December 31, 2002 the Company was servicing all the Contracts sold to the trusts. As of December 31, 2002 and 2001, 27% of the sold portfolio was originated in California.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2002	2001	2000

Net income as reported (in thousands)	$1,883	$4,410	$5,835
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$446	$529	$892

Pro forma net income (in thousands)	$1,437	$3,881	$4,943

Earnings per share:
Basic — as reported	$0.37	$0.88	$1.03
Basic — pro forma	$0.28	$0.77	$0.87
Diluted — as reported	$0.36	$0.84	$1.00
Diluted — pro forma	$0.28	$0.75	$0.85

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

Note 4 — Recent Accounting Pronouncements

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At present the Company has elected to continue to report Stock-Based Compensation under the guidelines of APB 25, and has included the additional disclosure requirements under FAS 148. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2002, and did not have a material effect on the Company’s consolidated financial statements.

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

Note 5 — Contracts Held for Sale

     Contracts held for sale consist of the following:

	December 31,

	2002	2001

	(In thousands)
Gross Contracts held for sale	$175,766	$193,881
Less unearned interest	(1,265)	(2,165)

Contracts held for sale	174,501	191,716
Dealer participation	(4,148)	(2,451)

Total	$170,353	$189,265

     As of December 31, 2002 and 2001, 30% and 28% of Contracts held for sale were originated in California, respectively. Gross Contracts held for sale includes $4.0 million of loan premium as of December 31, 2002.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2002, contractual maturities of Contracts held for sale were as follows:

(In thousands)(1)
2003	$26,914
2004	23,103
2005	4,979
2006	10,272
2007 and thereafter	109,233

$174,501

(1)	Actual maturities may vary depending on prepayment speed, charge-offs and deferments.

     Contracts serviced by the Company for the benefit of others totaled approximately $2.7 billion at December 31, 2002 and December 31, 2001. These amounts are not reflected in the accompanying consolidated financial statements.

Note 6 — Contracts Held for Investment

     Contracts held for investment are net of a $1.9 million allowance for probable losses at December 31, 2002 and a $1.3 million allowance at December 31, 2001. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance.

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

     Prepayment and credit loss assumptions at the time of securitization are utilized to project future earnings and are based on historical experience. The Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.7 years. Credit loss assumptions range from 3.8% to 4.4% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which during the year ranged from 11% to 12%. As of December 31, 2002, the discount rates used for valuing RISA on our financial securitizations ranged from 8.5% to 11.0%, net loss assumptions ranged from 3.8% to 5.9% cumulative and the prepayment rate assumptions ranged from 1.65% to 1.85%.

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 8 — Furniture and Equipment

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

Note 9 — Warehouse Borrowing

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

Note 10 — Residual Lines

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 11 — Subordinated Debt

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

     The facilities and lines as discussed in Notes 8, 10 and 11 above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2002.

Note 12 — Commitments and Contingencies

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

Note 13 — Legal Proceedings

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company’s automobile finance business.

     In the opinion of management, the resolution of the proceedings described in this section will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 14 — Stock Options

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

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding

				Options Exercisable
		Weighted-Average
	Number	Remaining		Number
	Outstanding	Contractual Life	Weighted-Average	Exercisable	Weighted-Average
Range of Exercise Prices	at 12/31/02	(in Years)	Exercise Price	at 12/31/02	Exercise Price

$0.51	84,890	1.2	$.51	84,890	$.51
$3.38 – 3.76	631,599	8.9	3.66	185,120	3.59
$4.25 – 5.81	1,150,754	6.1	5.24	1,020,095	5.35
$6.75 – 7.25	19,066	4.9	6.96	16,607	6.95
$7.88 – 9.13	26,100	6.4	8.12	25,370	8.09
$10.29 – 11.50	41,458	4.5	10.88	41,458	10.88

$0.51 – 11.50	1,953,867	6.7	$4.70	1,373,540	$5.05

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001	2000

Risk free interest rate	3.8%	4.6%	6.2%
Expected stock price volatility	87.6%	75.0%	85.0%
Expected life of options	four years	four years	four years
Expected dividends	none	none	none

     The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the years ended December 31:

	2002	2001	2000

Net income, as reported (in thousands)	$1,883	$4,410	$5,835
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$446	$529	$892

Pro forma net income (in thousands)	$1,437	$3,881	$4,943

Earnings per share:
Basic — as reported	$0.37	$0.88	$1.03
Basic — pro forma	$0.28	$0.77	$0.87
Diluted — as reported	$0.36	$0.84	$1.00
Diluted — pro forma	$0.28	$0.75	$0.85

Note 15 — Employee 401K Deferred Savings Plan

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

Note 16 — Shareholders’ Equity

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

Note 17 — Share Repurchases

     On May 31, 2000, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $7,500,000 of the Company’s Common Stock. As of December 31, 2002, 1,200,254 shares had been repurchased under the program for an aggregate amount of $5.3 million.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Income Taxes

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

		(In thousands)
Current:
Federal	$65	$256	$(2,020)
State	569	288	(177)

Total	634	544	(2,197)

Deferred:
Federal	900	2,105	5,151
State	(199)	412	1,182

Total	701	2,517	6,333

Combined Total	$1,335	$3,061	$4,136

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

Note 19 — Warrants

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

Note 20 — Net Income Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company’s potential common stock on net income per share.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except net
	income per share)
Net income	$1,883	$4,410	$5,835

Weighted average shares outstanding	5,085	5,026	5,657
Net effect of dilutive stock options/warrants	94	206	154

Fully diluted weighted average shares outstanding	5,179	5,232	5,811

Net income per share	$0.37	$0.88	$1.03

Net income per share assuming full dilution	$0.36	$0.84	$1.00

     As of December 31, 2002, 2001 and 2000, 1.4 million, 2.4 million and 1.5 million of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were anti-dilutive.

Note 21 — Fair Value of Financial Instruments

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

     The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(In millions)
Cash and cash equivalents	$0.1	$0.1	$1.1	$1.1
Restricted cash	$3.4	$3.4	$—	$—
Contracts held for sale	$170.4	$184.6	$189.3	$199.5
Contracts held for investment	$8.4	$8.9	$3.5	$3.8
Credit enhancement assets	$177.1	$177.1	$184.3	$184.3
Warehouse borrowings	$(166.0)	$(166.0)	$(190.0)	$(190.0)
Excess service and residual lines	$(45.6)	$(45.6)	$(68.4)	$(68.4)
Hedging Forward agreements	$(1.5)	$(1.2)	$(0.4)	$0.4

Note 22 — Related Party Transactions

     The Company has a note receivable from a certain officer and shareholder in the amount of $175,000. Principal and accrued interest under the terms of the note are due on December 20, 2004.

Note 23 — Quarterly Results of Operations (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

			(Restated)	(Restated)

		(In thousands, except per share data)
2002
Interest income	$8,308	$9,753	$10,145	$9,786
Interest expense	2,597	3,561	2,845	2,532
Net interest income	5,711	6,192	7,300	7,254
Provision for credit losses	479	(1,758)	818	453
Income before income taxes	699	621	574	1,324
Income taxes	290	257	238	550
Net income	409	364	336	774
Net income per common share (Basic)	$0.08	$0.07	$0.07	$0.15
Net income per common share (Diluted)	$0.08	$0.07	$0.07	$0.14
2001
Interest income	$4,426	$7,571	$7,779	$6,029
Interest expense	4,186	3,742	2,849	2,047
Net interest income	240	3,829	4,930	3,982
Provision for credit losses	334	130	502	114
Income before income taxes	1,513	3,118	2,241	599
Income taxes	628	1,294	899	240
Net income	885	1,824	1,342	359
Net income per common share (Basic)	$0.18	$0.37	$0.27	$0.07
Net income per common share (Diluted)	$0.17	$0.35	$0.25	$0.07

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company has elected to reclassify other miscellaneous income from interest income into service fee income for the prior quarters. The Company revised the amount of loan premiums amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The method previously used by the Company understated the amount of premium amortization in the quarter ended September 30, 2002 and December 31, 2002 by $153 thousand and $417 thousand, respectively. The Company is also reducing the amount of premium recorded on certain loans reacquired during the fourth the quarter of 2002 by $209 thousand. In addition, the Company is recording in the third quarter of 2002 an impairment related to certain trusts which was originally recorded in the fourth quarter due to an erroneous calculation. This adjustment has no impact on the reported amounts for the year ended December 31, 2002.

Note 24 — Subsequent Events (Unaudited)

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

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Description	Page

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

10.1 through 10.131 Omitted

21.1	Omitted

23.1	Consent of Independent Accountants*

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-00680).