Form 10-Q/A
period 2003-03-31
ONYX ACCEPTANCE CORP
filed 2003-09-23
CIK 1006614

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

ONYX ACCEPTANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A,
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

This amendment on Form 10-Q/A amends the Quarterly Report of Onyx Acceptance Corporation (the “Company”) on Form 10-Q previously filed with the Securities and Exchange Commission on May 15, 2003 for the quarter ended March 31, 2003. This amendment is filed in connection with the restatement of our results of operations for the year ended December 31, 2002 in our Annual Report on Form 10-K/A for 2002. The circumstances necessitating the restatement and their effects on the quarter ended March 31, 2003 are more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2003	2002

	(Restated)*	(Restated)*
	(Dollars in thousands) (unaudited)
ASSETS
Cash and cash equivalents	$2,758	$72
Restricted cash	7,088	3,430
Credit enhancement assets, at fair value	170,327	177,108
Contracts held for sale	210,284	170,353
Contracts held for investment (net of allowance)	7,861	6,555
Other assets	9,540	9,639

Total assets	$407,858	$367,157
LIABILITIES
Accounts payable	$27,115	$33,871
Debt:
Warehouse lines	211,001	166,007
Residual lines	39,141	45,599
Subordinated debt	33,561	27,128

Total debt	283,703	238,734
Other liabilities	30,524	29,639

Total liabilities	341,342	302,244
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,086,793 as of March 31, 2003 and as of December 31, 2002	51	51
Paid in capital	32,652	32,652
Retained earnings	28,575	27,843
Accumulated other comprehensive income, net of tax	5,238	4,367

Total equity	66,516	64,913

Total liabilities and equity	$407,858	$367,157

* Refer to Note 2

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2003	2002

	(Restated)*
	(Dollars in thousands except per share data) (unaudited)
Revenues:
Interest income	$10,639	$8,308
Interest expense	2,237	2,597

Net interest income	8,402	5,711
Gain on sale of contracts, net	4,127	4,295
Service fee income	13,238	13,420

Total Revenues	25,767	23,426
Expenses:
Provision for credit losses	2,227	479
Interest expense — other	1,262	1,036
Operating Expenses:
Salaries and benefits	13,778	13,401
Systems and servicing	948	578
Telephone and data lines	813	882
Depreciation	684	1,000
General and administrative expenses	4,803	5,351

Total Operating Expenses	21,026	21,212

Total Expenses	24,515	22,727

Income Before Income Taxes	1,252	699
Income Taxes	520	290

Net Income	$732	$409

Net Income per share — Basic	$0.14	$0.08
Net Income per share — Diluted	$0.14	$0.08
Basic Shares Outstanding	5,086,793	5,081,156
Diluted Shares Outstanding	5,157,277	5,191,935

* Refer to Note 2

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
			Additional		Comprehensive
		Common	Paid-In	Retained	Income
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(In thousands) (Unaudited)
Balance, December 31, 2002 (Restated)*	5,087	$51	$32,652	$27,843	$4,367	$64,913
Comprehensive income:
Unrealized gains in securitized assets, net of tax of $190 thousand					268	268
Unrealized gain on hedging activities, net of tax of $428 thousand					603	603
Net income				732		732

Total comprehensive income				732	871	1,603

Balance, March 31, 2003 (Restated)*	5,087	$51	$32,652	$28,575	$5,238	$66,516

* Refer to Note 2

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

	(Dollars in thousands) (Unaudited)
Operating Activities:
Net cash used in operating activities	$(37,951)	$(10,078)
Investing Activities:
Cash used for purchases of property and equipment	(551)	(516)
Financing Activities:
Proceeds from exercise of employee options	—	4
Payments on capital lease obligations	(124)	(94)
Proceeds from lease refinance	—	900
Payments on residual lines of credit	(11,957)	(68,355)
Proceeds from drawdown on residual lines of credit	5,500	75,476
Paydown of warehouse lines related to securitizations	(391,576)	(363,223)
Proceeds from warehouse lines	436,570	371,726
Proceeds from issuance of subordinated debt	8,243	712
Principal payments on subordinated debt	(1,810)	(869)

Net cash provided by financing activities	44,846	16,277

Increase in cash and cash equivalents	6,344	5,683
(Increase) in restricted cash	(3,658)	—
Cash and cash equivalents at beginning of period	72	1,135

Cash and cash equivalents at end of period	$2,758	$6,818

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

Note 2 — Restatement

     The information as of December 31, 2002, has previously been restated as described in footnote 2 of Form-10-K/A. The Company revised the amount of loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The method previously used by the company understated the amount of premium amortization in the quarter ended March 31, 2003 by $502 thousand and the Company has restated its financial statements as follows:

	Three Months Ended
	March 31,

	2003	2003

	As reported	Restated

	(Dollars in thousands)
Interest income	$11,141	$10,639
Net interest income	8,904	8,402
Total Revenues	26,269	25,767
Income before Income Taxes	1,754	1,252
Income Taxes	728	520

Net Income	$1,026	$732

Net Income per share — Basic	$0.20	$0.14
Net Income per share — Diluted	$0.20	$0.14

	As of March 31,	As of March 31,
	2003	2003

	As reported	Restated

	(Dollars in thousands)
Contracts held for sale	211,565	210,284

Total assets	409,139	407,858

Other liabilities	31,055	30,524

Total liabilities	341,873	341,342
Retained earnings	29,325	28,575
Total equity	67,266	66,516

Total liabilities and equity	$409,139	$407,858

Note 3 — Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Forms 10-K and 10-K/A.

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

	March 31,	December 31,
	2003	2002

	(In thousands)
Gross Contracts held for sale	$215,892	$175,766
Less unearned interest	(1,207)	(1,265)

Contracts held for sale	214,685	174,501
Dealer participation	(4,401)	(4,148)

Total	$210,284	$170,353

     As of March 31, 2003, 27% of Contracts held for sale were originated in California, versus 30% as of December 31, 2002. Gross Contracts held for sale includes loan premiums of $4.8 million and $4.0 million as of March 31, 2003 and December 31, 2002, respectively.

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

     Prepayment and credit loss assumptions at the time of securitization are utilized to project future earnings and are based on historical experience. The Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.6 to 1.8 years. Credit loss assumptions at the time of securitization range from 3.8% to 4.4% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which was 11% for the 2003-A securitization. As of March 31, 2003, the discount rates used for valuing RISA on our financial securitizations ranged from 8.3% to 11.0%, net loss assumptions ranged from 3.8% to 6.3% cumulative and prepayment rate assumptions ranged from 1.65% to 1.85%.

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

Note 8 — New Pronouncements

     In April of 2003, the Financial Accounts Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, (“FAS 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 will not have a material effect on the Company’s consolidated financial statements, cash flows or operations.

Note 9 — Net Income Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company’s potential common stock on net income per share.

	Quarter Ended March 31,

	2003	2002

	(In thousands, except net
	income per share)
Net income	$732	$409
Weighted average shares outstanding	5,087	5,081
Net effect of dilutive stock options/warrants	70	111

Fully diluted weighted average shares outstanding	5,157	5,192

Net income per share	$0.14	$0.08

Net income per share assuming full dilution	$0.14	$0.08

     As of March 31, 2003, 2002, 2.0 million and 1.1 million of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were anti-dilutive.

Note 10 — Stock Options

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

	March 31,

	2003	2002

Risk free interest rate	2.9%	3.8%
Expected stock price volatility	79.7%	87.6%
Expected life of options	four years	four years
Expected dividends	none	none

     The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the quarters ended March 31:

	2003	2002

Net income, as reported (in thousands)	$732	$409
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$111	$97

Pro forma net income (in thousands)	$621	$312

Earnings per share:
Basic — as reported	$0.14	$0.08
Basic — pro forma	$0.12	$0.06
Diluted — as reported	$0.14	$0.08
Diluted — pro forma	$0.12	$0.06

Note 11 — Contingencies

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

Note 12 — Subsequent Events

     In May of 2003, the Company securitized $400.0 million in Contracts. Additionally, in April of 2003, the SBRC residual financing facility was replaced by a $35.0 million residual line with Merrill Lynch International.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company revised the amount of loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The amount previously reported by the Company understated the amount of premium amortization in the quarter ended March 31, 2003 by $502 thousand, and the Company has restated its financial statements.

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

Results of Operations

     The Company had net income of $732 thousand for the quarter ended March 31, 2003, compared to net income of $409 thousand for the quarter ended March 31, 2002. The increase in net income for the quarter was principally due to an increase in interest income recorded during the period as a result of a larger average balance of higher yielding contracts that were held on the balance sheet, higher earnings on the Company’s securitization transactions and a reduction in interest expense in connection with the Company’s commercial paper facilities.

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

     Net interest income increased to $8.4 million during the first quarter of 2003, from $5.7 million during 2002. The increases were principally due to an increase in interest income on contracts held on balance sheet during the warehousing period and income generated from the Company’s RISA coupled with a decrease in interest expense on the Company’s commercial paper lines. The increase in interest income from the Company’s RISA was principally due to an increase in yields resulting from lower credit losses and better overall performance on the Company’s 2001 and 2002 securitizations versus original projections made at the time of sale. The increase in interest income was principally due to a higher average balance of Contracts held on balance sheet coupled with higher interest rates earned on Contracts held for investment relative to the first quarter of 2002. Partially offsetting these factors were lower effective yields on reacquired contract balances at March 31, 2003 reflecting the amortization of loan premiums. Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $1.2 million for the quarter, compared to $1.5 million for the quarter ended March 31, 2002. Commercial paper interest expense for the quarter was $1.0 million versus $1.1 million for the quarter ended March 31, 2002. The weighted average interest rate paid on the Company’s commercial paper lines for the quarter was approximately 1.35%, compared to 1.87% for the same period in 2002. Finance revenue earned on Contracts held for sale and investment was $4.7 million versus $3.6 million for the same period in 2002. The table below depicts the major components of net interest income.

	For the Quarters Ended, March 31

	2003	2002

	(Dollars in thousands)
Income:
Finance Revenue (net of participation amortization)	$4,683	$3,625
RISA income	5,956	4,683

Total interest income	10,639	8,308
Expense:
Warehouse lines	1,039	1,119
Residual lines	1,198	1,478

Total interest expense	2,237	2,597

Net interest income	$8,402	$5,711

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

	For the Quarters Ended, March 31

	2003	2002

	(Restated)
	(Dollars in thousands)
Gain on Sale	$9,219	$5,645
Impairment	(5,092)	(1,350)

Total net gain on sale of Contracts	$4,127	$4,295

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

	2003-A	2002-A

Weighted average A.P.R	9.79%	10.68%
Projected loss rate	(2.21)	(2.50)
Total cost of funds, including investor rate	(5.43)	(6.57)

Net interest rate spread	2.15%	1.61%

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

     Other Interest Expense. Other interest expense was $1.3 million for the quarter ended March 31, 2003, compared to $1.0 million for the same period in 2002. Other interest expense includes interest and amortized fees on the Company’s subordinated debt, capital lease obligations and the costs associated with hedging ineffectiveness under the guidelines of FAS 133. The increase in interest expense for the quarter ended March 31, 2003 was principally due to interest recorded in connection the Company’s renewable notes program launched during the first quarter of 2002. As of March 31, 2002, the balance of renewable notes was approximately $0.7 million, compared to approximately $21.6 million as of March 31, 2003. The weighted average interest rate on the balance of the renewable notes outstanding as of March 31, 2003 was 9.26%. The renewable notes have varying maturities ranging from three months to 10 years.

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

     Other Operating Expenses. Other operating expenses were $4.8 million for the quarter ended March 31, 2003, a decrease of approximately $0.5 million versus the quarter ended March 31, 2002. Other operating expenses include professional fees, marketing, supplies, facility related charges, collection expenses, insurance fees and credit bureau fees. The decrease in other operating expenses principally due to the general improvement of the performance of the Company’s serviced portfolio and management’s efforts to control operating expenses through renegotiation of existing service contracts and the further implementation of technology and automation.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.5% for the first quarter of 2003 and 2002.

Financial Condition

     Contracts Held For Sale

     Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include Contracts reacquired upon the exercise of clean up calls and available for sale as part of future securitizations. At the time of such calls, any unamortized RISA balance is reclassified from credit enhancements assets and accounted for as loan premium on the reacquired loans. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the loans. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (approximately 1.75% per month) over the estimated remaining contractual life of the loans at the date such loans are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the loans. Contracts held for sale totaled $210.3 million at March 31, 2003, compared to $170.4 million at December 31, 2002. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

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

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

Selected Quarterly Financial Information

	For the Quarters Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	MAR. 31,
	2003	2002	2002	2002	2002

	(Restated)	(Restated)	(Restated)

	(Dollars in thousands)
Contracts purchased during period	$393,096	$389,743	$403,199	$442,919	$378,180
Average monthly volume during period	131,032	129,914	134,399	147,640	126,060
Gain on sale of Contracts, net (1)	4,127	3,763	3,255	2,382	4,295
Contracts securitized during period	400,000	450,000	450,000	400,000	375,000
Servicing portfolio at period end	2,894,883	2,905,968	2,902,674	2,895,511	2,848,022

(1)	Gain on sale of Contracts includes the gains recorded in connection with the net interest margin securitization executed during the second quarter of 2002, and impairment charges.

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

MONTH	98-B	98-C	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.02%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.02%	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%
4	0.08%	0.04%	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%	0.01%
5	0.19%	0.15%	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%	0.03%
6	0.33%	0.27%	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%	0.07%
7	0.45%	0.46%	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%	0.17%	0.17%
8	0.61%	0.57%	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%	0.23%	0.26%
9	0.82%	0.74%	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%	0.33%	0.34%
10	0.95%	0.94%	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%	0.44%	0.34%	0.41%
11	1.10%	1.12%	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%	0.51%	0.39%	0.49%
12	1.20%	1.30%	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%	0.59%	0.48%	0.58%
13	1.36%	1.54%	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%	0.78%	0.69%	0.56%
14	1.48%	1.73%	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%	0.89%	0.77%	0.64%
15	1.64%	1.90%	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%	1.62%	1.47%	1.33%	1.00%	0.85%	0.74%
16	1.89%	2.10%	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%	1.86%	1.64%	1.43%	1.11%	0.94%
17	2.05%	2.28%	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%	2.04%	1.78%	1.55%	1.23%	1.03%
18	2.22%	2.51%	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%	2.20%	1.96%	1.67%	1.34%	1.10%
19	2.37%	2.71%	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%	2.41%	2.10%	1.80%	1.45%
20	2.50%	2.83%	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%	2.60%	2.25%	1.94%	1.58%
21	2.67%	2.95%	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%	2.75%	2.36%	2.09%	1.71%
22	2.79%	3.08%	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%	2.92%	2.49%	2.23%
23	2.92%	3.25%	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%	3.03%	2.61%	2.35%
24	3.06%	3.39%	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%	3.16%	2.75%
25	3.14%	3.45%	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%	4.37%	3.32%	2.86%
26	3.23%	3.57%	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%	4.54%	3.45%	3.01%
27	3.28%	3.72%	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%	4.74%	3.59%
28	3.35%	3.81%	3.61%	3.88%	3.90%	4.22%	4.87%	4.91%	4.88%	3.71%
29	3.45%	3.91%	3.67%	4.01%	4.03%	4.42%	5.04%	5.07%	5.03%	3.86%
30	3.50%	4.05%	3.78%	4.14%	4.19%	4.58%	5.23%	5.22%	5.18%
31	3.57%	4.13%	3.85%	4.25%	4.28%	4.71%	5.35%	5.36%	5.33%
32	3.67%	4.21%	3.96%	4.37%	4.43%	4.84%	5.48%	5.53%	5.43%
33	3.73%	4.27%	4.07%	4.49%	4.60%	4.98%	5.61%	5.67%	5.57%
34	3.81%	4.33%	4.18%	4.55%	4.71%	5.11%	5.74%	5.80%
35	3.86%	4.42%	4.25%	4.66%	4.83%	5.21%	5.85%	5.91%
36	3.91%	4.46%	4.32%	4.79%	4.95%	5.32%	5.96%	6.04%
37	4.00%	4.55%	4.37%	4.86%	5.00%	5.46%	6.06%
38	4.04%	4.63%	4.44%	4.94%	5.07%	5.55%	6.16%
39	4.08%	4.73%	4.51%	5.00%	5.15%	5.63%
40	4.13%	4.76%	4.56%	5.05%	5.22%	5.71%
41	4.18%	4.80%	4.66%	5.12%	5.30%	5.78%
42	4.21%	4.87%	4.69%	5.17%	5.36%	5.84%
43	4.23%	4.94%	4.72%	5.21%	5.42%

   Credit Enhancement Assets

     Credit enhancement assets consisted of the following:

	March 31,	December 31,

	2003	2002

	(In thousands)
Trust receivables	$1,000	$3,506
RISA	169,327	173,602

Total	$170,327	$177,108

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

     To value its Residual Interests in Securitized Assets (RISA), the Company has developed cash flow models using Lotus 123 spreadsheets. The cash flow estimates provided by these models support the Company’s income recognition and impairment calculations. The spreadsheets require updating or other factors underlying the cash flow estimates. A separate model exists for each RISA and each model must be manually updated each reporting period for the various factors impacting cash flow estimates. The models are complex and require manual intervention, both of which are factors that increase the propensity for human error. During the second quarter of 2003, the Company identified instances where errors were made in the estimated cash flows and therefore the RISA valuation computations for the third and fourth quarters of 2002. In addition, the Company revised the method for amortizing loan premium amortization on Contracts acquired in connection with clean up calls exercised on the Company’s securitization pools. The manner in which the Company had previously been amortizing loan premium understated the amount of amortization during the quarter ended March 31, 2003.

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

     We have historically operated on a negative cash flow basis, excluding the effects of securitization transactions, but expect to generate positive cash flow on a monthly basis by year-end 2003, provided the volume of Contract purchases remains steady on an annual basis. We have historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (2) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We Depend on Warehouse Financing

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

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title

21.1	Subsidiaries of the Registrant.*
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

(b) Reports on Form 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

	By:	/s/ JOHN W. HALL John W. Hall President, CEO and Principal Executive Officer

Date: September 19, 2003	By:	/s/ DON P. DUFFY Don P. Duffy Executive Vice President, CFO and Principal Financial Officer
Date: September 19, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

21.1	Subsidiaries of the Registrant.*
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.