Form 10-Q
period 2003-09-30
ONYX ACCEPTANCE CORP
filed 2003-11-14
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

     As of November 14, 2003 there were 5,128,610 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(DOLLARS IN THOUSANDS)

ASSETS
Cash and cash equivalents	$19,149	$72
Restricted cash	—	3,430
Credit enhancement assets, at fair value	177,923	177,108
Contracts held for sale	186,630	170,353
Contracts held for investment (net of allowance)	7,992	6,555
Other assets	9,825	9,639

Total assets	$401,519	$367,157

LIABILITIES
Accounts payable	$27,005	$33,871
Debt:
Warehouse lines	185,005	166,007
Residual lines	33,604	45,599
Subordinated debt	45,436	27,128

Total debt	264,045	238,734
Other liabilities	36,525	29,639

Total liabilities	327,575	302,244
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,118,206 as of September 30, 2003 and 5,086,793 as of December 31, 2002	51	51
Paid in capital	32,803	32,652
Retained earnings	31,334	27,843
Accumulated other comprehensive income, net of tax	9,756	4,367

Total equity	73,944	64,913

Total liabilities and equity	$401,519	$367,157

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Interest income	$8,670	$10,145	$30,140	$28,006
Interest expense	1,666	2,845	6,071	9,003

Net interest income	7,004	7,300	24,069	19,003
Gain on sale of contracts (net)	8,725	3,255	18,057	9,932
Service fee income	13,616	12,842	40,042	39,472

Total Revenues	29,345	23,397	82,168	68,407
EXPENSES:
Provision for credit losses	967	818	2,221	(461)
Interest expense-other	2,250	1,225	4,994	3,154
OPERATING EXPENSES:
Salaries and benefits	13,474	13,549	41,236	40,998
Systems and servicing	1,088	777	3,135	2,156
Telephone and data lines	781	1,056	2,366	2,541
Depreciation	575	806	1,885	2,676
General and administrative expenses	7,068	4,592	20,362	15,449

Total Operating Expenses	22,986	20,780	68,984	63,820

Total Expenses	26,203	22,823	76,199	66,513

Income before income taxes	3,142	574	5,969	1,894
Income Taxes	1,304	238	2,478	785

Net Income	$1,838	$336	$3,491	$1,109

Net Income per share — Basic	$0.36	$0.07	$0.69	$0.22
Net Income per share — Diluted	$0.31	$0.07	$0.63	$0.21
Basic Shares Outstanding	5,103,395	5,086,793	5,092,998	5,084,914
Diluted Shares Outstanding	6,002,979	5,142,298	5,514,459	5,194,178

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED OTHER
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	INCOME
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL

BALANCE, DECEMBER 31, 2002	5,087	$51	$32,652	$27,843	$4,367	$64,913
Issuance of Common Stock	31		151			151
Comprehensive income:
Unrealized gain in securitized assets, net of tax of $3.9 million					5,445	5,445
Unrealized loss on hedging activities, net of tax of $40 thousand					(56)	(56)
Net income				3,491		3,491

Total comprehensive income				3,491	5,389	8,880

BALANCE, SEPTEMBER 30, 2003	5,118	$51	$32,803	$31,334	$9,756	$73,944

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net cash used in operating activities	$(8,360)	$(9,067)
INVESTING ACTIVITIES:
Cash used for purchases of property and equipment	(975)	(998)
FINANCING ACTIVITIES:
Proceeds from exercise of employee options	151	4
Payments on capital lease obligations	(480)	(331)
Proceeds from lease refinance	—	900
Payments on residual lines of credit	(41,393)	(102,474)
Proceeds from drawdown on residual lines of credit	29,398	86,480
Paydown of warehouse lines related to securitizations	(1,170,121)	(900,223)
Proceeds from warehouse lines	1,189,120	924,223
Proceeds from issuance of subordinated debt	25,179	8,120
Principal payments on subordinated debt	(6,872)	(2,880)

Net cash provided by financing activities	24,982	13,819

Increase in cash and cash equivalents	15,647	3,754
Decrease in restricted cash	3,430	—
Cash and cash equivalents at beginning of period	72	1,135

Cash and cash equivalents at end of period	$19,149	$4,889

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

NOTE 2 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K/A.

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

NOTE 4 — CONTRACTS HELD FOR SALE

     Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include contracts reacquired upon the exercise of clean up calls and available for sale as part of future securitizations. At the time of such calls, any unamortized RISA balance, net of associated other comprehensive income remaining in stockholders’ equity is reclassified from credit enhancement assets and accounted for as loan premium on the reacquired Contracts. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the Contracts. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (approximately 1.75% per month) over the estimated remaining contractual life of the Contracts at the date such Contracts are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the Contracts.

	September 30,	December 31,
	2003	2002

	(In Thousands)
Gross Contracts held for sale	$188,812	$171,785
Loan premium	3,942	3,981
Less unearned interest	(845)	(1,265)

Contracts held for sale	191,909	174,501
Dealer participation	(5,279)	(4,148)

Total	$186,630	$170,353

As of September 30, 2003, 27% of Contracts held for sale were originated in California, versus 30% as of December 31, 2002.

NOTE 5 — CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.3 million allowance for probable losses at September 30, 2003 and a $1.9 million allowance at December 31, 2002. Amounts held for investment include Contracts that do not qualify for securitizations as a result of delinquency status, minimum balance or minimum remaining term.

     Contracts held for investment consist of the following:

	September 30,	December 31,
	2003	2002

	(In Thousands)
Gross Contracts held for investment	$10,267	$8,430
Less unearned interest	(20)	(24)

Contracts held for investment	10,247	8,406
Allowance	(2,255)	(1,851)

Total	$7,992	$6,555

NOTE 6 — CREDIT ENHANCEMENT ASSETS

     SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Credit enhancement assets consisted of the following:

	September 30,	December 31,
	2003	2002

	(In Thousands)
Trust receivables	$5,000	$3,506
RISA	172,923	173,602

Total	$177,923	$177,108

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

     Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. At the time of securitization, the Company uses a 1.75% prepayment rate for all outstanding securitizations with an average Contract life range of 1.7 to 1.8 years. Net credit loss assumptions at the time of securitization range from 3.6% to 4.7% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which was 10.75% for the 2003-C securitization. As of September 30, 2003, the discount rates used for valuing RISA on our securitizations ranged from 8.3% to 10.8% and net loss assumptions ranged from 3.4% to 6.4% cumulative.

     During the quarter ended September 30, 2003, the Company recorded an impairment loss of $0.45 million, compared to $5.5 million for the quarter ended September 30, 2002. Impairment charges are netted against gain on sale as reported in the statement of income.

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

     The following table presents the estimated future undiscounted RISA earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0%, financial guaranty insurance premiums and other costs and fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses and by discounting to present value.

	September 30,	December 31,
	2003	2002

	(In Thousands)
Estimated net undiscounted RISA earnings	$315,659	$321,685
Off balance sheet allowance for losses	(105,182)	(109,490)
Discount to present value	(37,554)	(38,593)

Retained interest in securitized assets	$172,923	$173,602

Outstanding balance of contracts sold through securitizations	$2,650,991	$2,726,878

     In January of 2003, the Financial Accounting Standards Board issued the pronouncement, Financial Interpretation Number 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance in determining which off balance sheet assets, liabilities and obligations should be consolidated with the Company’s financial statements. The guidance as outlined in FIN 46 provides that qualified special purpose entities as defined by FAS 140, like those the Company employs, are excluded from the scope of FIN 46.

NOTE 7 — NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company’s potential common stock on net income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in Thousands, Except Per Share Data)
Net Income	$1,838	$336	$3,491	$1,109

Weighted average shares outstanding	5,103	5,087	5,093	5,085
Net effect of dilutive stock options/warrants	900	55	421	109

Diluted weighted average shares outstanding	6,003	5,142	5,514	5,194

Net income per share:
Basic EPS	$0.36	$0.07	$0.69	$0.22

Diluted EPS	$0.31	$0.07	$0.63	$0.21

     As of September 30, 2003 and 2002, 49,182 and 1.3 million of combined options and warrants, respectively, were not included in the calculation of full dilution for the respective quarters, as they were anti-dilutive.

NOTE 8 — STOCK OPTIONS

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

	September 30,

	2003	2002

Risk free interest rate	2.9%	3.8%
Expected stock price volatility	79.7%	87.6%
Expected life of options	four years	four years
Expected dividends	none	none

     The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the three and nine-month periods ended September 30:

	For the Quarters Ended,		For the Nine Months Ended,
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in Thousands, Except Per Share Data)
Net income, as reported (in thousands)	$1,838	$336	$3,491	$1,109
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$110	$116	$332	$308

Pro forma net income (in thousands)	$1,728	$220	$3,159	$801

Earnings per share:
Basic — as reported	$0.36	$0.07	$0.69	$0.22
Basic — pro forma	$0.34	$0.04	$0.62	$0.16
Diluted — as reported	$0.31	$0.07	$0.63	$0.21
Diluted — pro forma	$0.29	$0.04	$0.57	$0.15

NOTE 9 — CONTINGENCIES

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

NOTE 10 — SUBSEQUENT EVENTS

     In October of 2003, the Company completed a securitization in the amount of $400.0 million. The Company’s CSFB-Europe residual line was renewed in October 2003 until January, 2004; additionally, the size of the CSFB-Europe facility was reduced to $21.4 million to align with the Company’s borrowing requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $9.9 billion in Contracts and currently has relationships with over 11,000 dealerships. The Company has expanded its operations from a single office in California to 18 Auto Finance Centers serving many regions of the United States.

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

RETAINED INTEREST IN SECURITIZED ASSETS (“RISA”)

     RISA represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments. The estimates that Management makes during the execution of the securitization relate to the expected prepayment rate of the Contracts in the transaction, the discount rate to be applied to the cash flows and the amount of cumulative net losses that will be experienced by the Contracts that are sold in the transaction. As these estimates are made at the inception of the transaction, they will have a degree of uncertainty as the transaction ages. A major variable to these estimates relates to the general state of the economy at any given time and its effect on the performance of the Contracts in the transaction. The Company recognizes the excess of all estimated cash flows attributable to the RISA estimated at the acquisition date over the initial investment (accretable yield) as interest income over the estimated life of the RISA using the effective yield method. If estimated cash flows change, then the accretable yield is recalculated and the periodic accretion is adjusted prospectively. If the estimated fair value of the RISA has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in the estimated present value of future cash flows and the difference between the carrying value and fair value of the RISA is recorded as an impairment loss through the income statement.

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

     The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the RISA attributable to the risk of changing interest rates. The Company’s interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions. Interest rate swap agreements are unwound upon securitization, whereby the gain or loss on the hedge is recorded to income and the associated component of the gain or loss previously recorded in other comprehensive income in reversed. As of September 30, 2003, the Company had $250 million of forward interest rate swaps outstanding with a AA-rated counterparty.

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

RESULTS OF OPERATIONS

     The Company had net income of $1.8 million and $3.5 million for the quarter and nine-month periods ended September 30, 2003, compared to net income of $0.3 million and $1.1 million for the same periods in 2002. The increase in net income was principally due to a combination of an increase in gains recorded, a reduction in impairment charges and a reduction in interest expense during the three and nine-month periods ended September 30, 2003 versus the same periods in 2002.

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

     Net interest income was $7.0 million and $24.1 million for the quarter and nine-month periods ended September 30, 2003, compared to $7.3 million and $19.0 million for the same periods in 2002.

     Finance revenue earned on Contracts held for sale and investment decreased by approximately $0.45 million and was principally due to the timing and size of the Company’s 2003-C securitization’s pre-funding arrangement, which resulted in a reduction of the average balance of Contracts held for sale and investment during the quarter versus the same three-month period in 2002. For the three months ended September 30, 2003, the average balance of Contracts held for sale and investment was $142.7 million, compared to $158.0 million for the same period in 2002. Additionally, income accreted on RISA decreased by $0.5 million and was principally due to a lower average balance of RISA. For the three-month period ended September 30, 2003, the average balance of RISA was $171.7 million, compared to $180.3 million for the same period in 2002. The reduction in the RISA balance principally reflects impairment charges taken and normal amortization. The reduction in interest income for the quarter was partially offset by a reduction in interest expense on the Company’s residual lines of credit, stemming from a clean-up call executed on the 2002-A residual securitization in August of 2003. During the quarter, interest expense incurred on the residual lines of credit totaled $0.7 million, compared to $1.8 million for the same period in 2002.

     The increase in net interest income for the nine-month period was principally due to (i) a reduction in interest expense incurred on the Company’s residual lines of credit, and (ii) a larger average balance of higher yielding Contracts that were held on the balance sheet, when compared to the same nine-month period in 2002. Interest expense in connection with the Company’s residual lines decreased by $2.7 million for the nine-month period ended September 30, 2003, and was principally due to the clean-up call executed on the 2002-A residual securitization in August of 2003. Finance revenue earned on Contracts held for sale and investment was $13.1 million for the nine-month period ended September 30, 2003, versus $12.3 million for the same period in 2002. The Company has increased the fair value on certain of its outstanding ABS transactions through other comprehensive income on the statement of financial condition. The increase is principally due to the improved loss performance of certain ABS transactions, and will result in higher earnings on the RISA assets in future quarters. The table below depicts the major components of net interest income.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in Thousands)
Income:
Finance Revenue (net of participation amortization)	$3,806	$4,304	$13,147	$12,311
RISA income	4,864	5,841	16,993	15,695

Total interest income	8,670	10,145	30,140	28,006
Expense:
Warehouse lines	990	1,077	3,265	3,453
Residual lines	676	1,768	2,806	5,550

Total interest expense	1,666	2,845	6,071	9,003

Net interest income	$7,004	$7,300	$24,069	$19,003

     Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts. Service fee income was $13.6 million and $40.0 million for the quarter and nine-month period ended September 30, 2003, compared to $12.8 million and $39.5 million for the same periods in 2002. The relatively small increase in service fee income reflects the stability in the size of the serviced portfolio. As of September 30, 2003, the Company’s serviced portfolio was $2.8 billion, compared to $2.9 billion as of September 2002.

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

     The Company completed one securitization in the amount of $400 million during the quarter, resulting in a gain on sale of Contracts of $9.2 million or 2.3% of the dollar amount of Contracts securitized, compared to a securitization of $450 million during the third quarter of 2002, which resulted in a gain on sale of Contracts totaling $8.8 million or 1.96% of the dollar amount of the Contracts securitized. For the nine-month period ended September 30, 2003 the Company completed three securitizations in the amount of $1.2 billion for a combined gain of $26.7 million, compared to $1.23 billion with a combined gain of $19.0 million for 2002. The Company recorded a $0.45 million pre-tax impairment charge on its RISA assets during the third quarter of 2003, and a $5.5 million pre-tax impairment charge for the same period in 2002. For the nine months ended September 30, 2003, the Company recorded a combined impairment of $8.7 million, versus $9.9 million for the same period in 2002. While the Company has experienced a significant reduction in its overall delinquency and loss rates on its 2001 and 2002 securitizations, certain pre-2001 securitizations continue to experience higher losses and delinquency rates reflecting current economic conditions. The impairment charges have been recorded to reduce the previously recorded gain on sale on the impaired assets.

     The increase in gains recorded for 2003 was principally due to the increase in the weighted average net spread realized. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets and the weighted average investor rate inclusive of all costs related to the transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities. For the securitizations executed during the nine months ended September 20, 2003, the weighted average interest rate spread, before issuance costs, was 4.73%, compared to 4.32% for the same period in 2002. Additionally, the Company reduced the cumulative loss rate on its 2003 securitizations to reflect the improved credit statistics of the underlying Contracts in the transaction.

	2003-A	2003-B	2003-C	2002-A	2002-B	2002-C

Weighted average A.P.R.	9.79%	9.14%	8.75%	10.68%	10.46%	10.45%
Projected loss rate (Annualized)	(2.21)	(2.20)	(2.07)	(2.50)	(2.32)	(2.19)
Service fee, dealer participation & other	(2.19)	(2.01)	(1.99)	(2.23)	(2.19)	(2.13)
Cost of funds, including investor rate	(3.24)	(2.78)	(2.48)	(4.34)	(4.62)	(4.21)

Net spread	2.15%	2.15%	2.21%	1.61%	1.33%	1.92%

     Provision for Credit Losses. The Provision for credit losses represents net credit losses incurred on Contracts held for investment. The provision for credit losses increased to $967 thousand and $2.2 million for the quarter and nine months ended September 30, 2003, respectively, compared to $818 thousand and $(461) thousand for the same periods in 2002. The negative provision for credit losses for the nine months ended September 30, 2002, reflects a sales tax refund of approximately $2.0 million received during the second quarter of 2002. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off. The Company plans to pursue additional refunds from applicable states in the forthcoming quarters. During the first quarter of 2003, charges of approximately $1.4 million were incurred in connection with the liquidation of the Company’s repossession inventory. These charges have been reclassified to collection expense in the Company’s 2003 year-to-date presentation of its statement of income to conform with the current period presentation.

     Other Interest Expense. Other interest expense was $2.25 million and $4.99 million for the quarter and nine months ended September 30, 2003, respectively, compared to $1.22 million and $3.15 million for the same periods in 2002. Other interest expense includes interest and amortized fees on the Company’s subordinated debt, capital lease obligations and the expenses associated with the ineffective portion of hedging activities under the guidelines of FAS 133. The increase in interest expense for the quarter and nine months ended September 30, 2003 was principally due to interest recorded in connection with the Company’s renewable notes program launched during the first quarter of 2002. As of September 30, 2003, the balance of renewable notes was approximately $33.4 million, compared to approximately $7.9 million as of September 30, 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of September 30, 2003 was 8.83%. The renewable notes have varying maturities ranging from three months to 10 years.

     Operating Expenses. The Company has made a significant effort to control operating expenses though renegotiation of existing service contracts and the further implementation of technology and automation, including the conversion of its loan accounting and collection systems to an in-house system and the development of an automated front-end credit application system. While these improvements have increased operating efficiencies, the Company has experienced an increase in charges associated with external collection agencies, insurance and legal services creating a combined increase of approximately $2.5 million for the quarter and $5.6 million for the nine month period ending September 30, 2003. Total operating expenses were $23.0 million for the quarter ended September 30, 2003 compared to $20.8 million for the same period in 2002. For the nine month period ended September 30, 2003, total operating expenses were $69.0 million, compared to $63.8 million of the same period in 2002.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $13.5 million and $41.2 million during the quarter and nine months ended September 30, 2003, respectively, compared to $13.5 million and $41.0 million during the same periods in 2002. Salary expense for the quarters ended September 30, 2003 and 2002 was $9.5 million. For the nine months ended September 30, 2003 and 2002, salary expense was $28.7 million and $28.9 million, respectively. The Company has reduced its operating staff by approximately 4% since September of 2002 as a result of operating efficiencies gained during the past year. Additionally, the Company consolidated and renegotiated long-term service contracts with temporary staff agencies thereby reducing the related expenses by approximately $496 thousand for the nine-month period in 2003 versus the same period in 2002. Decreases in salary and temporary staff charges were partially offset by increases in bonus incentives, annual merit increases and higher health care costs in connection with the Company’s benefit plans.

     System and Servicing Expense. System and servicing expense was $1.1 million for the quarter ended September 30, 2003, an increase of approximately $0.3 million versus the quarter ended September 30, 2002. For the nine months ended September 30, 2003, total system and servicing expense was $3.1 million, compared to $2.2 million for the same period in 2002. Toward the end of the third quarter of 2002, the Company implemented a third-party credit application system in an effort to reduce the time commitment to manually input the daily credit applications from its dealer customers. The new system streamlined the processing of a majority of the Company’s credit applications, which resulted in the reduction of its data entry staff shortly after the deployment. Charges in connection this system were approximately $305,000 and $877,000 for the quarter and nine months ended September 30, 2003. The Company incurred approximately $39,000 in expenses for the quarter and nine-month period ended September 30, 2002 for this system, as it was initially deployed in September, 2002.

     Telephone and Data Line Expenses. Telephone and data line expenses decreased to $0.8 million and $2.4 million for the quarter and nine months ended September 30, 2003, respectively, from $1.1 million and $2.5 million for the quarter and nine months ended September 30, 2002, respectively. As a result of Management’s renegotiation of its existing service contracts late in 2001, the Company received refunds from its long-distance service carriers in the first quarter of 2002; the refunds totaled approximately $172,000. Excluding the effects of the refunds, telephone and data line expenses remained materially unchanged versus 2002, as the Company’s serviced portfolio remained at approximately $2.9 billion.

     Depreciation Expense. Depreciation expense decreased to $0.6 million and $1.9 million for the quarter and nine months ended September 30, 2003, respectively, from $0.8 million and $2.7 million for the quarter and nine months ended September 30, 2002, respectively. Substantially all of the system upgrades in connection with the Company’s corporate office relocation to Foothill Ranch during 1999 have been fully depreciated. The Company uses a three-year life and a straight-line depreciation method for most capital purchases. The Company will continue to invest in technology and infrastructure to support the serviced portfolio as a means to increase operating efficiencies.

     Other Operating Expenses. Other operating expenses include professional fees, marketing, supplies, facility related charges, collection expenses, insurance fees and credit bureau fees. Other operating expenses were $7.1 million for the quarter ended September 30, 2003 versus $4.6 million for the same period in 2002. For the nine months ended September 30, 2003 other operating expenses were $20.4 million, versus $15.5 million for the same period in 2002. The increase in other operating expense stems from higher fees paid to third party repossession agencies, and other expenses including insurance and legal fees.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 41.5% for the third quarters of 2003 and 2002.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale are presented at the lower of cost or market value and totaled $186.6 million at September 30, 2003, compared to $170.4 million at December 31, 2002. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.3 million allowance for probable losses as of September 30, 2003 and a $1.9 million allowance as of December 31, 2002. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	For the Quarters Ended

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2003	2003	2003	2002	2002

	(Dollars in Thousands)
Contracts purchased during period	$386,945	$424,575	$393,096	$389,743	$403,199
Average monthly volume during period	128,981	141,525	131,032	129,914	134,399
Contracts securitized during period	400,000	400,000	400,000	450,000	450,000
Servicing portfolio at period end	2,849,201	2,894,435	2,894,883	2,905,968	2,902,674

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At September 30, 2003, delinquencies represented 1.49% of the amount of Contracts in its serviced portfolio compared to 2.58% at December 31, 2002. Net charge-offs as a percentage of the average serviced portfolio were 1.98% for the quarter ended September 30, 2003, compared to 2.53% for the quarter ended September 30, 2002. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores and an improvement in overall borrower statistics. Delinquency has declined due in part to the Contracts originated in 2001 and 2002. The Company continues to experience a higher loss rate on its older transactions that have been impacted by the slow-down in the economy and the softening of the used car market, which resulted in lower recovery rates on repossessions.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	September 30, 2003	December 31, 2002
	Amount	Amount

	(Dollars in Thousands)
Serviced portfolio	$2,849,201	$2,905,968
Delinquencies(1)(2)
30 - 59 days	$29,225	$51,645
60 - 89 days	7,848	14,127
90+ days	5,346	9,118

Total	$42,419	$74,890

Total delinquencies as a percent of Serviced portfolio	1.49%	2.58%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.55% and 0.61% at September 30, 2003 and December 31, 2002, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 0.93% and 1.05% at September 30, 2003 and December 31, 2002, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in Thousands)
Average servicing portfolio(1)	$2,873,953	$2,902,140	$2,889,316	$2,877,018
Number of gross charge-offs	3,205	3,201	10,215	10,039
Gross charge-offs	$17,625	$21,620	$57,611	$76,499
Net charge-offs(2)	$14,255	$18,343	$47,433	$62,223
Annualized net charge-offs as a percent of average Servicing portfolio	1.98%	2.53%	2.19%	2.88%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the cumulative net credit loss performance of each of the securitized pools outstanding for the period from the date of securitization through September 30, 2003, stated as a percentage of the original principal balance.

MONTH	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A	03-B	03-C

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.01%	0.00%
4	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%	0.01%	0.01%	0.02%
5	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%	0.03%	0.02%	0.04%
6	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%	0.07%	0.07%
7	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%	0.17%	0.17%	0.15%	0.11%
8	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%	0.23%	0.26%	0.30%	0.17%
9	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%	0.33%	0.34%	0.37%	0.24%
10	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%	0.44%	0.34%	0.41%	0.42%	0.44%
11	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%	0.51%	0.39%	0.49%	0.51%	0.51%
12	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%	0.59%	0.48%	0.58%	0.60%	0.59%
13	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%	0.78%	0.69%	0.56%	0.68%	0.70%
14	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%	0.89%	0.77%	0.64%	0.75%	0.79%
15	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%	1.62%	1.47%	1.33%	1.00%	0.85%	0.74%	0.84%	0.89%
16	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%	1.86%	1.64%	1.43%	1.11%	0.94%	0.83%	0.93%
17	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%	2.04%	1.78%	1.55%	1.23%	1.03%	0.91%	1.02%
18	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%	2.20%	1.96%	1.67%	1.34%	1.10%	1.00%	1.10%
19	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%	2.41%	2.10%	1.80%	1.45%	1.19%	1.12%
20	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%	2.60%	2.25%	1.94%	1.58%	1.30%	1.20%
21	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%	2.75%	2.36%	2.09%	1.71%	1.39%	1.27%
22	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%	2.92%	2.49%	2.23%	1.84%	1.51%
23	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%	3.03%	2.61%	2.35%	1.92%	1.59%
24	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%	3.16%	2.75%	2.47%	2.02%	1.67%
25	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%	4.37%	3.32%	2.86%	2.57%	2.13%
26	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%	4.54%	3.45%	3.01%	2.67%	2.25%
27	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%	4.74%	3.59%	3.12%	2.77%	2.33%
28	3.61%	3.88%	3.90%	4.22%	4.87%	4.91%	4.88%	3.71%	3.27%	2.87%
29	3.67%	4.01%	4.03%	4.42%	5.04%	5.07%	5.03%	3.86%	3.41%	2.96%
30	3.78%	4.14%	4.19%	4.58%	5.23%	5.22%	5.18%	4.00%	3.52%
31	3.85%	4.25%	4.28%	4.71%	5.35%	5.36%	5.33%	4.09%	3.60%
32	3.96%	4.37%	4.43%	4.84%	5.48%	5.53%	5.43%	4.20%	3.69%
33	4.07%	4.49%	4.60%	4.98%	5.61%	5.67%	5.57%	4.28%
34	4.18%	4.55%	4.71%	5.11%	5.74%	5.80%	5.67%	4.39%
35	4.25%	4.66%	4.83%	5.21%	5.85%	5.91%	5.77%	4.47%
36	4.32%	4.79%	4.95%	5.32%	5.96%	6.04%	5.90%
37	4.37%	4.86%	5.00%	5.46%	6.06%	6.15%	5.99%
38	4.44%	4.94%	5.07%	5.55%	6.16%	6.24%	6.09%
39	4.51%	5.00%	5.15%	5.63%	6.25%	6.35%	6.17%
40	4.56%	5.05%	5.22%	5.71%	6.33%	6.43%
41	4.66%	5.12%	5.30%	5.78%	6.41%	6.53%
42	4.69%	5.17%	5.36%	5.84%	6.48%	6.60%
43	4.72%	5.21%	5.42%	5.89%	6.54%
44	4.77%	5.23%		5.95%	6.59%

CREDIT ENHANCEMENT ASSETS

     Credit enhancement assets consisted of the following:

	September 30,	December 31,
	2003	2002

	(In Thousands)
Trust receivables	$5,000	$3,506
RISA	172,923	173,602

Total	$177,923	$177,108

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

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts. The Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, but expects to generate positive cash flow on a monthly basis by year-end 2003, provided the volume of Contract purchases remains steady on an annual basis. The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, as well as through proceeds from subordinated debt offerings. Cash used in operating activities was $8.4 million for the nine months ended September 30, 2003, compared to $9.1 million used during the same period in 2002, a decrease of approximately $700,000. The change in cash used in operating activities is largely dependent upon the amount of cash released from spread accounts, the timing and size of securitization transactions including whether they include pre-funding agreements, the relative size of clean-up calls executed during the respective periods and the size of securitizations executed relative to the volume of Contracts originated during the warehouse period.

     The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and has not opened any new branches in 2003. Management is currently reviewing market conditions in both Ohio and New York and is exploring other east-coast locations as the overall economic environment improves in the forthcoming periods. Capital expenditures of $975 thousand and $998 thousand during the nine-month periods ended September 30, 2003 and 2002, respectively, were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure.

     CP Facilities: As of September 30, 2003, the Company was party to two Contract warehousing programs (the “CP Facilities”), a $300 million warehousing facility (the “Triple-A CP Facility”) with Triple-A One Funding Corporation (“Triple-A”), guaranteed by MBIA Insurance Corporation (“MBIA”) and a $150 million warehouse facility (the “CDC CP Facility”) with CDC Financial Products Inc. (“CDC”), guaranteed by XL Capital Assurance Inc. Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility and Onyx Acceptance Receivables Corporation (“Recco”), a special purpose subsidiary of the Company, is the borrower under the CDC CP facility. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA. The CP Facilities are used to fund the purchase or origination of Contracts. The Company pledges certain of its Contracts held for sale to borrow from the CP Facilities. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers. The CDC CP Facility expires in January 2004 but may be renewed by agreement of the parties.

     The Residual Lines: As of September 30, 2003, the Company, through a special purpose subsidiary of the Company, Onyx Acceptance Funding Corporation (“Fundco”), had two residual financing facilities: a $35.0 million line with Merrill Lynch International, as buyer (“MLI”), and Merrill Lynch, Pierce, Fenner & Smith Inc., as agent (“Merrill”) and a $35.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). (The MLI facility together with the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Residual Lines are used by the Company to finance operating requirements. The lines utilize collateral-based formulas that set borrowing availability to a percentage of the value of excess cash flow to be received from certain securitizations. Each loan under the MLI line matures one year after the date of the loan. The CSFB-Europe line was renewed in October 2003 until January, 2004; the size of the CSFB-Europe facility was reduced to $21.4 million to align with the Company’s borrowing requirements. The MLI facility was executed in April of 2003.

     Residual Securitizations: As an additional source of funds, the Company has utilized residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its then existing residual lines. This transaction generated approximately $75.0 million in proceeds; the Company executed a clean-up call on this transaction in August 2003.

     Subordinated Debt: As of September 30, 2003, the Company had outstanding approximately $45.4 million of subordinated debt. $12.0 million of subordinated debt has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $33.4 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of September 30, 2003 was 8.83%. The renewable notes have varying maturities ranging from three months to 10 years.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of September 30, 2003.

SECURITIZATIONS

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risk Factors”. The table below provides information about the trust’s assets and liabilities as of September 30, 2003 and December 31, 2002.

	September 30,	December 31,
	2003	2002

	(In millions)
Total assets	$2,763	$2,805
Total liabilities	$2,657	$2,695

     The Company completed one AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $400 million during the third quarter of 2003. Since 1994, the Company has securitized $9.6 billion of its Contracts in 33 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company’s warehouse financing facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy (the “Financial Guarantee Insurance Policy”) insuring the payment of principal and interest due on the asset-backed securities. The insurance policy has been issued by MBIA Insurance Corporation or a predecessor except for the securitizations executed during the first, third and fourth quarters of 2003, which were insured by XL Capital Assurance Inc.

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

INTEREST RATE EXPOSURE AND HEDGING

     The Company is able, through the use of varying maturities on advances from the CP Facilities, to lock in rates during the warehousing period, when in management’s judgment it is appropriate to limit interest rate exposure during such warehousing period (See “Risk Factors — Interest Rate Risk”).

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

We May Depend on Residual Financing.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the quarter, the Company recorded a $0.45 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on certain securitizations. The Company attributes a portion of the higher losses and delinquency experienced to the general economic slow-down the nation is experiencing.

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

We Depend on Credit Enhancement.

     From inception through September 30, 2003, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

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

     During the quarter and nine-month period ended September 30, 2003, the Company recorded an impairment loss of $0.45 million and $8.7 million, respectively, compared to $5.5 million and $9.9 million for the quarter and nine-month period ended September 30, 2002. The impairments principally reflect the adverse performance of securitizations executed during 1999 and 2000, stemming from higher than expected losses and delinquency.

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

ITEM 2. PROPERTIES

     The Company did not own any real property at September 30, 2003. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance

Centers and its Hazelwood, Missouri service center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood service center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE

10.132	Sale and Servicing Agreement dated January 9, 2003, between Onyx Acceptance Corporation, a Delaware corporation, as seller and as servicer, and Onyx Acceptance Receivables Corporation, a Delaware corporation, as purchaser.

10.133	Credit Agreement, dated January 9, 2003, among Onyx Acceptance Receivables Corporation, a Delaware corporation (“Recco”), EIFFEL Funding, LLC, a Delaware limited liability company, as conduit lender and CDC Financial Products Inc., a Delaware corporation, as a lender and as program manager.

10.134	Security Agreement, dated January 9, 2003, among Onyx Acceptance Receivables Corporation, a Delaware corporation, Onyx Acceptance Corporation, as servicer and JP Morgan Chase Bank, a New York state banking corporation, as collateral agent on behalf of and for the benefit of the holders of the obligations.

10.135	Subordinated Security Agreement dated January 9, 2003 between Onyx Acceptance Receivables Corporation, a Delaware corporation, and Onyx Acceptance Corporation, a Delaware corporation.

10.136	Definitions List dated January 9, 2003, for the Recco, Onyx, Eiffel Funding LLC, CDC Financial Products Inc. and XL Capital Assurance Inc. commercial paper facility.

21.1	Subsidiaries of the Registrant.

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

Date: November 14, 2003	By:	/s/ JOHN W. HALL

John W. Hall President, CEO and Principal Executive Officer

Date: November 14, 2003	By:	/s/ DON P. DUFFY

Don P. Duffy Executive Vice President, CFO and Principal Financial Officer

EXHIBIT INDEX

10.132	Sale and Servicing Agreement dated January 9, 2003, between Onyx Acceptance Corporation, a Delaware corporation, as seller and as sevicer, and Onyx Acceptance Receivables Corporation, a Delaware corporation, as purchaser.

10.133	Credit Agreement, dated January 9, 2003, among Onyx Acceptance Receivables Corporation, a Delaware corporation (“Recco”), EIFFEL Funding, LLC, a Delaware limited liability company, as conduit lender and CDC Financial Products Inc., a Delaware corporation, as a lender and as program manager.

10.134	Security Agreement, dated January 9, 2003, among Onyx Acceptance Receivables Corporation, a Delaware corporation, Onyx Acceptance Corporation, as servicer and JP Morgan Chase Bank, a New York state banking corporation, as collateral agent on behalf of and for the benefit of the holders of the obligations.

10.135	Subordinated Security Agreement dated January 9, 2003 between Onyx Acceptance Receivables Corporation, a Delaware corporation, and Onyx Acceptance Corporation, a Delaware corporation.

10.136	Definitions List dated January 9, 2003, for the Recco, Onyx, Eiffel Funding LLC, CDC Financial Products Inc. and XL Capital Assurance Inc. commercial paper facility.

21.1	Subsidiaries of the Registrant.

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.