Form 10-K
period 2003-12-31
ONYX ACCEPTANCE CORP
filed 2004-03-30
CIK 1006614

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Based on the closing sale price of $6.46 of the registrant’s Common Stock as quoted on the Nasdaq National Market on June 30, 2003, the aggregate market value of such stock held by non-affiliates of the registrant was approximately $20.2 million on that date. The number of shares outstanding of the Company’s Common Stock as of the closing of the market on February 13, 2004 was 5,244,450. The registrant does not have different classes of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 26, 2004, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements

      When used throughout this Annual Report, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company’s business, and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the automobile finance industry, the effect of economic conditions, litigation risks and the availability of capital to finance planned growth, may not be limited to those we have identified and disclosed in this Annual Report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading “Risk Factors.” Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Other than as may be required by law, the Company also undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances after the filing of this Annual Report.

Item 1.	Business

General

      Onyx Acceptance Corporation, a Delaware Corporation, (“Onyx” or the “Company”) is a specialized consumer finance company engaged in the purchase, warehousing, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the “Contracts”). The Company was founded in August 1993 by a team of executives with extensive automobile finance experience in the major aspects of prime and near-prime auto lending, including underwriting, servicing, information systems implementation, interest rate management, securitizations and auto dealer center management. The Company focuses its efforts on acquiring prime and near-prime Contracts collateralized by late model used and, to a lesser extent, new motor vehicles, entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase, origination and servicing of Contracts in February 1994, the Company has purchased or originated approximately $10.3 billion in Contracts, has completed 34 securitizations and currently has an active dealer base of approximately 12,000 dealerships. The Company has expanded its operations from a single office in Orange County, California to 18 auto finance centers (the “Auto Finance Centers”) serving most regions of the United States.

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

      Expansion of Dealership Customer Base: The Company establishes active relationships with a substantial percentage of franchised dealerships in the regions in which it does business through its Auto Finance Centers. The Company intends to establish additional relationships in 2004 and will open an additional Auto Finance Center in New York during the second quarter of 2004.

      Maintenance of Underwriting Standards and Portfolio Performance: The Company has developed an underwriting process that is designed to achieve attractive yields while minimizing delinquencies and losses. Based on its belief that a standardized commercially available credit scoring system is a less effective means of assessing credit risk, especially in the near-prime sector, the Company employs trained credit managers (the “Credit Managers”) in the local Auto Finance Centers to purchase Contracts satisfying the underwriting criteria developed by the Company. To assist in the underwriting process, the Company has developed an internal grading system that evaluates the borrower’s credit parameters and generates recommended advance and buy rates. Significant deviations from the suggested rates are investigated by the centralized Credit Audit Department. The Company’s Credit Managers and Account Managers are compensated as a team, and their compensation relies, in part, upon the quality of underwriting of the Contracts they approve. The Company has developed a credit review process where a post-funding audit is performed on many purchases and originations by reviewing Contracts against the Company’s underwriting standards within days after they have been funded. This audit provides feedback to enhance the underwriting process. To further monitor the integrity of the underwriting process, management regularly tracks the yields, delinquency and loss rates of Contracts purchased by each Credit and Account Manager team.

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

      Liquidity Through Warehousing and Securitizations: The Company’s strategy is to complete securitizations on a regular basis and to use warehouse credit facilities to fund Contracts prior to securitization. To fund dealer participation and finance daily operations, the Company relies on credit facilities that are collateralized by the Company’s retained interest in securitized assets (“RISA”), subordinated debt offerings and cash generated through operating activities. The Company has in the past also executed residual interest securitizations and sales to pay down these credit facilities. The Company also utilizes both securitization and hedging strategies to leverage its capital efficiently and to substantially reduce its interest rate risk.

Operations

      Dealership Marketing and Service: As of December 31, 2003, the Company had 18 Auto Finance Centers located throughout the United States and had relationships with approximately 12,000 dealerships. Of these dealerships, approximately 86% are franchised and approximately 14% are independent automobile dealerships. The Company believes that franchised and select independent automobile dealerships are most likely to provide the Company with Contracts that meet the Company’s underwriting standards.

      The following table sets forth information about the Company’s Contracts and Auto Finance Centers as of the dates indicated:

	For the Years Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Number of auto finance centers	17	19	19	18	18
Number of contracts purchased	127,628	131,648	115,141	108,212	104,477
Dollar volume of contracts collateralized by new vehicles	$245,058	$301,100	$351,073	$424,107	$440,934
Dollar volume of contracts collateralized by used vehicles	$1,313,946	$1,370,603	$1,255,257	$1,189,934	$1,155,788
Dollar volume of contracts	$1,559,004	$1,671,703	$1,606,330	$1,614,041	$1,596,720
Average dollar volume of contracts per auto finance center	$91,706	$87,984	$84,543	$89,669	$88,706
Number of active dealerships	7,617	9,741	10,115	10,827	12,065
Serviced portfolio	$2,133,460	$2,690,607	$2,864,338	$2,905,968	$2,843,446

      The Company’s objectives over the next 12 months are to expand its financing reach in metropolitan areas within the United States and to further develop relationships with existing franchised and select independent dealerships in the states where the Company is currently doing business. The Company plans to open a new Auto Finance Center in New York during the second quarter in 2004. The Company also created a centralized buying function in 2003 to service smaller markets that are currently not serviced by the Auto Finance Centers.

      The Account Managers work from the Auto Finance Centers to solicit, enroll and educate dealerships as well as to maintain relationships with the Company’s existing dealership customer base. Each Account Manager visits the dealership finance manager at each targeted dealership in his or her territory and presents information about the Company’s dealership services. The Company’s services include expanded service hours and the ability to rapidly respond to credit applications. The Account Managers educate the dealership finance managers about the Company’s underwriting philosophy, including its preference for prime and near-prime quality Contracts and its practice of using trained Credit Managers (rather than sole reliance upon computerized scoring systems) to review applications.

      The Account Managers also advise the dealership finance managers regarding the Company’s commitment to serve a broad scope of qualified borrowers through its prime and near-prime auto lending programs: the “Premier,” the “Preferred,” the “Standard” and the “Standard plus” Programs. The Premier Program allows the Company to market lower interest rates in order to capture customers of superior credit quality. The

Preferred Program allows the Company to offer Contracts at higher interest rates, in relation to the Premier Program, to borrowers with proven credit quality. The Standard Programs allow the Company to assist qualified borrowers, who may have experienced previous credit problems or have not yet established a significant credit history, at interest rates higher than the Company’s other programs.

      The Company enters into a non-exclusive dealership agreement containing certain representations and warranties by the dealership about the Contracts. After this relationship is established, the Account Managers continue to actively monitor the relationship to meet the Company’s objectives with respect to the volume of applications satisfying the Company’s underwriting standards. Due to the non-exclusive nature of the Company’s relationships with dealerships, the dealerships retain discretion to determine whether to solicit financing from the Company or from another source or sources for a customer seeking to finance a vehicle purchase. The Account Managers regularly telephone and visit dealership finance managers to reinforce to them the Company’s objectives and to answer any questions they may have. To increase the effectiveness of these contacts, the Account Managers can obtain from the Company’s management information systems real-time information listing by dealership the number of applications submitted, the Company’s responses and the reasons why a particular application was rejected. The Company believes that the personal relationships its Account Managers, Credit Managers and Auto Finance Center Managers establish with the finance managers at the dealerships are a significant factor in creating and maintaining productive relationships with its dealership customer base.

Underwriting and Purchasing of Contracts

      The Company’s underwriting standards are applied by trained Credit and Account Managers with a personal, hands-on analysis of the creditworthiness of each applicant, rather than sole reliance upon standardized commercially available credit scoring systems used by several of the Company’s competitors. The Company believes that credit-scoring systems may approve applicants who are in fact not creditworthy, while denying credit to others who may have acceptable credit risk for the interest rate being charged. In addition, the Company believes that it can enhance the relationship with its dealership and consumer customer base by having its Credit and Account Managers utilize a rules/exception based automated credit and audit system. The Credit and Account Managers personally review each application and communicate to the submitting dealership the results of the review, including the reasons why a particular application may have been declined. This practice encourages the dealership finance managers to submit Contracts meeting the Company’s underwriting standards, thereby increasing the Company’s operating efficiency. In order to ensure consistent application of its underwriting standards as its volume of Contract purchases increases, the Company has a formal internal training program for new and existing Credit and Account Managers.

      The underwriting process begins when an application is either faxed or transmitted electronically from the dealership to the Company’s corporate headquarters where it is input or uploaded into the Company’s front-end application processing system. Each application is evaluated by a Credit or Account Manager in the assigned Auto Finance Center using uniform underwriting standards developed by the Company. These underwriting standards are intended to assess the applicant’s ability to timely repay all amounts due under the Contract and the adequacy of the financed vehicle as collateral. To evaluate credit applications, the Credit or Account Manager reviews, among other things, on-line information, including reports of credit reporting agencies, nationally recognized vehicle valuation services and ownership of real estate listed on an application. The Company has installed an in-house grading system to enhance its current underwriting standards. The system analyzes the applicant’s credit profile and collateral and produces recommended advance and buy rate guidelines. The system also performs additional fraud checks to alert the users of potential problems with the application. The system also verifies the overall Contract grade with the user’s credit limits, as each user is assigned a credit limit. If the application falls outside the user’s limits, the system will prompt the application to be reviewed by a higher user level. The system was installed to further enhance the enforcement of the Company’s credit policies and to monitor credit exceptions on a real-time basis. The Company’s wide area network permits a Credit or Account Manager in any Auto Finance Center to access an application on a real-time basis. This computer network enables senior management to efficiently review Contracts requiring senior approval and permits the Company to seamlessly shift underwriting work among its Auto Finance Centers to increase operating efficiency. Finally, the Company’s risk management reporting system permits daily review by senior management of operating results sorted by any number of variables, including by Credit/ Account Manager, Auto Finance Center or dealership.

      The funds advanced by the Company to purchase a Contract generally do not exceed: (i) for a new financed vehicle, the dealer’s invoice plus taxes, title and license fees, any extended warranty and credit insurance; or (ii) for a used financed vehicle, the wholesale value assigned by a nationally recognized vehicle valuation service value guide, plus taxes, title and license fees, any extended warranty and credit insurance. However, the actual amount advanced for a Contract may be limited by a number of factors, including the length of the Contract term, the make, model and year of the financed vehicle and the creditworthiness of the obligor. These adjustments are made to insure that the financed vehicle constitutes adequate collateral to secure the Contract. Contracts purchased or originated in 2003 had an average loan to value ratio of 102%.

      Once the review of an application is completed, the Credit or Account Manager communicates the decision to the dealership specifying approval, conditional approval (for example, conditioned on an increase in the down payment, reduction in the term of the financing, or the addition of a co-signer to the Contract), or denial.

      The dealership is required to deliver the necessary documentation for each approved Contract to be purchased by the Company to the originating Auto Finance Center. The Company audits such documents for completeness and consistency with the application, providing final approval for the funding of the Contract once these requirements have been satisfied. The completed Contract file is then promptly forwarded to the corporate headquarters.

      The Auto Finance Center purchasing the Contract funds the purchase and may pay the dealer a fee in the form of dealer participation in the finance income. The dealership can receive 100% of the dealer participation, at purchase or at month-end, and the Company is entitled to recover from the dealership over the life of the Contract the unearned portion of the dealer participation in the event of a prepayment of the purchased Contract or a repossession or charge-off of the Contract. The Company also offers other participation methods, in which the Company pays less than 100% of the dealer participation, but for which the dealership is under no obligation to refund any unearned participation amount if the Contract defaults or prepays after the expiration of a set period of time after the Contract purchase date.

      The Company conducts a post-funding credit review of many of its Contracts through its centralized Credit Audit Department. In the review, the funded application is re-examined to ensure compliance with the Company’s underwriting requirements. As part of the post-funding review, a predetermined sampling of approximately one out of eight Contracts is selected for which the borrower is contacted to verify certain information on the Contract. The results are then reviewed by senior management to ensure consistent application of the Company’s underwriting standards.

      The Company employs a compensation system for its Credit Managers, Account Managers and Auto Finance Centers based on teams. The system is designed to reward those employees whose Contract purchases meet the Company’s volume and yield objectives while preserving credit quality. Generally, these bonuses are payable monthly and constitute a significant portion of an employee’s compensation. The Company believes this incentive compensation system motivates employees to purchase only those prime and near-prime quality Contracts that meet the Company’s objectives of increasing volume at targeted yields while preserving credit quality.

      The following table sets forth information about the Company’s Contracts as of the dates indicated:

	For the Years Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Contracts purchased	$1,559,004	$1,671,703	$1,606,330	$1,614,041	$1,596,720
Average contract amount purchased	$12.2	$12.6	$14.0	$14.9	$15.3
Weighted average initial term (months)	57.0	57.2	58.2	59.3	60.5
Percentage of dollar amount of contracts purchased and collateralized by new motor vehicles	15.72%	18.01%	21.86%	26.28%	27.61%
Percentage of dollar amount of contracts purchased and collateralized by used motor vehicles	84.28%	81.99%	78.14%	73.72%	72.39%

      Periodically, the Company performs an analysis of its serviced portfolio to evaluate the effectiveness of its underwriting guidelines. As external economic factors, credit delinquencies or credit losses change, the Company may adjust its underwriting guidelines and/or incentive compensation system to maintain the asset quality deemed acceptable by the Company’s management.

Servicing and Collection Procedures

      The Company services all Contracts in its serviced portfolio. The Company currently outsources its customer billing functions. Through a service provider, the Company mails to each obligor a monthly billing statement approximately 20 days prior to the due date. The Company believes this method has proven to be more effective in controlling delinquency, and therefore losses, than payment coupon books which are delivered to the obligor at the time the Contract is purchased. The Company charges a late fee, where allowed by law, on any payment received after the expiration of the applicable grace period. Most payments from obligors are deposited directly into a lockbox account while the remainder of payments are received directly by the Company.

      Under the terms of its credit facilities and securitization trusts, the Company acts as servicer with respect to all Contracts purchased or originated in its serviced portfolio. The Company receives servicing fees for servicing securitized Contracts equal to one percent per annum of the outstanding principal balance of such Contracts. The Company services the securitized Contracts by collecting payments due from obligors and remitting such payments to the trustee or agent in accordance with the terms of the servicing agreements. The Company maintains computerized records with respect to each Contract to record receipts and disbursements and to prepare related servicing reports.

Collection Procedures

      Collection activities with respect to delinquent Contracts are performed by the Company at its Foothill Ranch, California and Hazelwood, Missouri collection centers. Collection activities include prompt investigation and evaluation of the causes of any delinquency. An obligor is considered delinquent when he or she has failed to make at least 90% of a scheduled payment under the Contract within 30 days of the related due date.

      To automate its collection procedures, the Company uses features of its computer systems to provide tracking and notification of delinquencies. The collection system provides relevant obligor information (for example, current addresses, phone numbers and loan information) and records of all Contracts. The system also records an obligor’s promise to pay and provides supervisors the ability to review collection personnel activity and to modify collection priorities with respect to Contracts. The Company also utilizes a predictive dialing system to make phone calls to obligors whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of obligors from a file of records extracted from the Contract database. By eliminating time wasted on attempting to reach obligors, this system permits a collector to work on average three times the number of accounts. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all obligors who cannot be reached by telephone.

      Once an obligor is more seriously delinquent, these accounts are assigned to specific collectors at the Foothill Ranch or Hazelwood collection centers who have primary responsibility for such delinquent accounts until they are resolved. To expedite collections from late paying obligors, the Company uses several third party payment services which allow an obligor to remit payments which are in turn deposited to the Company’s lockbox accounts.

      Generally, after a scheduled payment under a Contract continues to be past due for between 45 and 60 days, the Company will initiate repossession of the financed vehicle. However, if a Contract is deemed uncollectible, if the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or made unavailable for repossession, or if the obligor voluntarily surrenders the financed vehicle, Onyx may recover it without regard to the length of payment delinquency. Repossessions are conducted by third parties that are engaged in the business of repossessing vehicles for secured parties. Under California law and the laws of most other states, after repossession, the obligor generally has an additional period of time to redeem the financed vehicle before the financed vehicle may be resold by the Company in an effort to recover the balance due under the Contract.

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

Insurance

      Each Contract requires the obligor to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. In the event that the obligor fails to maintain the required insurance, the Company has purchased limited comprehensive and collision insurance from Great American Insurance Companies. A portion of the policy provides the Company with protection on each uninsured or underinsured financed vehicle against total loss, damage or theft. In conjunction with the blanket coverage, the Company also has the ability to place month-to-month insurance certificates through Great American Insurance Companies on uninsured accounts whose Contracts allow for such placement. To further reduce its exposure to uninsured motorists, the Company operates an insurance tracking function at its corporate headquarters. This department systematically records cancellations, expirations and renewals and initiates contacts with both obligors and insurers to maximize compliance with Company policy.

Financing and Sale of Contracts

      During 2003, the Company financed the acquisition and origination of Contracts primarily through its Triple-A CP Facility described below. As a means to improve liquidity, the Company expanded and diversified its lending lines with the execution of a $150.0 million warehouse facility sponsored by CDC Financial Products Inc. and guaranteed by XL Capital Assurance Inc., in January 2003, as further discussed below (the “CDC CP Facility”). The Triple-A CP Facility and the CDC CP Facility are collectively referred to as the “CP Facilities”.

      CP Facilities: As of December 31, 2003, the Company was party to two warehouse facilities. The Company’s primary warehouse facility was a $300 million facility (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers. During 2003, the size of the Triple-A CP Facility was reduced from $355.0 million to $300.0 million in conjunction with the acquisition of the CDC CP Facility.

      In January 2003, a subsidiary of the Company, Onyx Acceptance Receivables Corporation (“OARC”), executed a $150 million warehouse facility with CDC Financial Products Inc. (“CDC”) which provides warehouse funding for the purchase or origination of Contracts and has been used in concert with the Triple-A CP Facility. XL Capital Assurance Inc. provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow under the CDC CP Facility. The CDC CP Facility was renewed and expanded to $300 million in January 2004 with the addition of another lending group. The facility is now set to expire in January 2005.

      The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, proceeds from subordinated debt offerings, and cash from operating activities.

      The Residual Lines: As of December 31, 2003, the Company, through a special purpose subsidiary of the Company, Onyx Acceptance Funding Corporation (“Fundco”), had two residual financing facilities: a $35 million line with Merrill Lynch International, as buyer (“MLI”), and Merrill Lynch, Pierce, Fenner & Smith Inc., as agent (“Merrill”), and a $21.4 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). The MLI facility was executed in April 2003, and replaced a $50.0 million residual line with Salomon Smith Barney Realty Corporation (“SBRC”). Each loan under the MLI line has a nine-month revolver period followed by a twelve-month amortization period. The CSFB-Europe line was renewed in October 2003, at which time the facility size was reduced from $35 million to $21.4 million, until January 2004. In January 2004, the line was extended through April 2004 as a $20 million facility. The Company expects to renew the line at the $20 million level for another year at that time. The reductions in the CSFB-Europe line were related to the Company entering into a $30 million residual financing facility with Galleon Capital, LLC (“Galleon”), in January 2004. (The Galleon facility together with the MLI facility and the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Galleon facility provides for a twelve-month revolving period followed by an accelerated amortization period.

      Residual Securitizations: As an additional source of funds, the Company has utilized residual securitizations to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction generated approximately $75.0 million in proceeds. The Company retired both of these residual securitizations in 2003.

      Subordinated Debt: As of December 31, 2003, the Company had outstanding approximately $51.1 million of subordinated debt, $12.0 million of which has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $39.1 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of December 31, 2003 was approximately 8.5%. The renewable notes have varying maturities ranging from three months to ten years.

      The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2003.

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

      Securitization: Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/ Aaa rated asset-backed securities. The Company completed four AAA/ Aaa rated publicly underwritten asset-backed securitizations in the total amount of $1.6 billion in 2003.

      The net proceeds of these securitizations are used to pay down outstanding indebtedness incurred under the Company’s warehouse credit facilities used to purchase Contracts, thereby creating availability for the purchase of additional Contracts. Through December 31, 2003, the Company had securitized approximately $10.0 billion of Contracts in 34 separate transactions. In each of its securitizations, the Company sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts.

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

      Consumer Protection Laws: Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Gramm-Leach-Bliley Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board’s Regulations B and Z, states’ adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code (the “UCC”), state and federal privacy laws and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit and collection practices. The Truth-in-Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act, and similar state laws, prohibit creditors from discriminating against credit applicants (including retail installment contract obligors) on the basis of specific enumerated criteria. Creditors are also required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved. The rules of the Federal Trade Commission (the “FTC”) limit the types of property a creditor may accept as collateral to secure a consumer obligation, and its holder in due course rule provides for the preservation of the consumer’s claims and defenses when a consumer obligation is assigned to a holder. With respect to used vehicles specifically, the FTC’s rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer’s Guide which explains any applicable warranty coverage for such vehicles. Also, some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases these provisions, if violated, could affect the Company’s ability to enforce the Contracts it purchases or originates.

Employees

      The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal crossover of duties. At December 31, 2003, the Company had 917 full-time employees, none of whom were covered by collective bargaining agreements. The Company believes it has good relationships with its employees.

BUSINESS RISKS

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

      A substantial portion of our revenues in any period is represented by the gain on sale of Contracts generated by a securitization in such period, but the cash underlying such revenues is received over the life of the Contracts.

      We have historically operated on a negative cash flow basis. We generated positive cash flow beginning in the fourth quarter of 2003, and will likely continue to remain cash flow positive on a quarterly basis, provided the volume of Contract purchases remains steady on an annual basis. We have historically funded negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated notes. We cannot assure you, however, that (1) we will remain cash flow positive, (2) we will have access to the capital markets in the future for equity, debt issuances or securitizations, or (3) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We Depend on Warehouse Financing.

      We depend on warehouse facilities with financial institutions to finance the purchase or origination of Contracts pending securitization. Our business strategy requires that such financing continue to be available during the warehousing period.

      Whether the CP Facilities continue to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facilities and comply with certain financial covenants contained in the sale and servicing agreements between us, as seller, and our respective wholly-owned special purpose subsidiary, Finco or OARC, as purchaser. These financial covenants include:

•	a minimum ratio of net worth plus subordinated debt to total assets;

•	a maximum ratio of credit enhancement assets to tangible net worth; and

•	an earnings before interest, depreciation and taxes coverage ratio.

      We cannot assure you that our CP Facilities will be available to us or that they will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facilities when they expire, our results of operations, financial condition and cash flows could be materially and adversely affected.

We Depend on Residual Financing.

      When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securitizations”). We typically use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience a higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants. During the year, the Company recorded a $8.6 million write-down of the Company’s RISA asset stemming from higher than expected losses and delinquency on certain securitizations.

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

      If we were unable to profitably securitize a sufficient number of our Contracts in a particular financial reporting period, then our revenues for such period could decline and could result in lower net income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase our interest rate risk by increasing the warehousing period for our Contracts. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

We Depend on Credit Enhancement.

      From inception through December 31, 2003, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy in order to achieve “AAA/ Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

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

      The gain on sale of Contracts recognized by us in each securitization and the value of the RISA in each transaction reflects management’s estimate of future credit losses and prepayments for the Contracts included in such securitization. If actual rates of credit loss or prepayments, or both, on such Contracts exceed those estimated, the value of the RISA would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized Contracts and to market conditions. Our results of operations and liquidity could be adversely affected if credit loss or prepayment levels on securitized Contracts substantially exceed anticipated levels. Under certain circumstances, we would be required to record an impairment charge through a reduction to gain-on-sale. Further, an impairment of RISA could reduce the amount available to us under our Residual Lines, thus possibly requiring us to pay down amounts outstanding under these facilities or provide additional collateral to cure any borrowing base deficiency.

      During the year ended December 31, 2003, the Company recorded an impairment loss of $8.6 million compared to $15.1 million for the year ended December 31, 2002. The impairments principally reflect the adverse performance of securitizations executed during 1999 and 2000, stemming from higher than expected losses and delinquency.

Effects of Terrorist Attacks and Military Response.

      The long-term economic impact of the events of September 11, 2001 and the United States’ continuing military response, remain uncertain, but could have a material effect on general economic conditions, consumer confidence and market liquidity. No assurance can be given as to the effect of these events on the performance of the Contracts. Any adverse impact resulting from these events could materially affect our results of operations, financial condition and cash flows.

      In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proportion of Contracts whose interest rates are reduced by the application of the Servicemembers Civil Relief Act (the “Relief Act”, which amends and replaces the Soldiers’ and Sailors’ Civil Relief Act of 1940). The Relief Act provides, generally, that an obligor who is covered by the Relief Act may not be charged interest on the related Contract in excess of 6% annually during the period of the obligor’s active duty.

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

      We are entitled to receive servicing income only while we act as servicer under the applicable sale and servicing agreement. Under the CP Facilities, our right to act as servicer can be terminated by our lender or financial insurer upon the occurrence of certain events.

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

We Depend on Key Personnel.

      Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. We cannot assure you that we will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.

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

      The Company did not own any real property at December 31, 2003. The Company leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri collection center. The average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood collection center is approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

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

      At the present time, the Company is party only to ordinary routine litigation, incidental to its business, which the Company expects will be resolved without any material adverse effect on the Company’s results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

      The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “ONYX.” The following table provides quarterly high and low closing prices for the Company’s Common Stock for the years ended December 31, 2003 and December 31, 2002.

	High	Low

2002
First quarter	$5.10	$3.52
Second quarter	$5.20	$3.76
Third quarter	$4.29	$2.55
Fourth quarter	$3.83	$2.29
2003
First quarter	$4.35	$2.70
Second quarter	$6.85	$3.56
Third quarter	$11.58	$6.09
Fourth quarter	$12.95	$9.99

      At March 15, 2004, there were approximately 1,072 beneficial holders of the Company’s Common Stock.

Dividend Policy

      The Company’s ability to pay or declare dividends is subject to compliance with the terms of certain of its credit facilities. As of December 31, 2003, the Company has never paid dividends.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	For the Years Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except for per share amounts)
Statement of Operations Data:
REVENUE:
Net interest income(1)	$4,000	$(1,285)	$10,064	$22,202	$24,730
Servicing fee income(1)	31,023	51,521	57,256	51,973	53,083
Gain on sale of contracts (net)	53,920	45,029	30,765	13,695	26,899

Total revenue	88,943	95,265	98,085	87,870	104,712

EXPENSES:
Provision for credit losses(2)	1,246	990	1,079	(8)	3,216
Operating expenses	70,959	84,304	89,535	84,660	91,874

Total expenses	72,205	85,294	90,614	84,652	95,090

Income before income taxes	16,738	9,971	7,471	3,218	9,622
Income taxes	6,946	4,136	3,061	1,335	3,904

Net income	$9,792	$5,835	$4,410	$1,883	$5,718

Net income per share of Common Stock:
Basic	$1.59	$1.03	$0.88	$0.37	$1.12
Diluted	$1.50	$1.00	$0.84	$0.36	$1.01
Basic shares outstanding (in thousands)	6,174	5,657	5,026	5,085	5,102
Diluted shares outstanding (in thousands)	6,514	5,811	5,232	5,179	5,683
Operating Data:
Contracts purchased during the period	$1,559,004	$1,671,703	$1,606,330	$1,614,041	$1,596,720
Number of Contracts purchased during the period	127,628	131,648	115,141	108,212	104,477
Contracts securitized during the period	$1,450,000	$1,720,000	$1,600,000	$1,675,000	$1,600,000
Number of active dealerships (at end of period)	7,617	9,741	10,115	10,827	12,065
Operating expenses as percentage of average serviced portfolio during the period(3)	4.1%	3.4%	3.1%	2.9%	3.2%
Selected Portfolio Data:
Serviced portfolio (at end of period)	$2,133,460	$2,690,607	$2,864,338	$2,905,968	$2,843,446
Average serviced portfolio during the period(3)	$1,728,875	$2,456,796	$2,818,572	$2,883,497	$2,877,831
Number of Contracts in serviced portfolio (at end of period)	209,745	269,372	289,426	291,898	280,459
Weighted average annual percentage rate (at end of period)(4)	14.77%	14.67%	13.38%	11.87%	10.40%
Delinquencies as a percentage of the dollar amount of serviced portfolio (at end of period)(5)	2.81%	4.14%	4.01%	2.58%	1.37%
Net charge-offs as a percentage of the average serviced portfolio during the period(3)	1.85%	2.30%	2.78%	2.77%	2.12%

	As of December 31,

	1999	2000	2001	2002	2003

	(Restated)(7)	(Restated)(7)	(Restated)(7)	(Restated)(7)

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$(4,142)	$5,748	$20,052	$8,231	$15,434
Restricted cash	—	—	—	3,868	500
Contracts held for sale(6)	229,476	173,784	191,716	170,520	188,717
Contracts held for investment(6)	—	—	3,539	8,406	11,298
Credit enhancement assets	142,884	146,013	184,300	183,564	182,344
Total assets	384,503	334,153	405,202	390,944	413,815
Warehouse borrowings	232,288	172,509	190,008	166,007	183,008
Residual lines	55,880	41,138	68,355	49,103	30,697
Subordinated debt	10,000	19,825	16,552	27,449	51,077
Stockholders’ equity	53,108	55,593	59,701	64,913	79,919

(1)	Prior to April 1, 2001, income generated from RISA was included as a component of service fee income. Additionally, certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2003 presentation.

(2)	The provision for credit losses for the year ended December 31, 2002 reflects a sales tax refund of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts have been previously charged-off.

(3)	Averages are based on daily balances.

(4)	The weighted averages are based on the serviced portfolio outstanding at the end of the period.

(5)	Excludes repossessed inventory and accounts in bankruptcy.

(6)	Contracts held for sale and Contracts held for investment exclude dealer participation, allowance for credit losses and loan premium. See Note 4 to the Consolidated Financial Statements.

(7)	As discussed in note 2 to the financial statements, the Company has restated certain balance sheet information for the years 1999 through 2002 to properly record the cut-off of cash transactions related to trust activity around each respective year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Onyx is a specialized consumer finance company engaged in the purchase, warehousing, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $10.3 billion in Contracts and currently has relationships with approximately 12,000 dealerships. The Company has expanded its operations from a single office in California to 18 Auto Finance Centers serving many regions of the United States.

      The Company generates revenues primarily through the purchase, origination, warehousing, subsequent securitization and ongoing servicing of Contracts. The Company earns net interest income on Contracts held during the warehousing period. Upon the securitization and sale of Contracts, the Company recognizes a gain on sale of Contracts, receives future excess cash flows generated by securitization trusts and earns fees from servicing the securitized Contracts.

      The following table illustrates the changes in the Company’s Contract acquisition volume, total revenue, securitization activity and serviced portfolio during the past three fiscal years.

Selected Financial Information

	For the Years Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Contracts purchased during year	$1,606,330	$1,614,041	$1,596,720
Average monthly purchases during the year	133,860	134,503	133,060
Net interest income	10,064	22,202	24,730
Gain on sale of contracts	34,105	27,990	35,505
Impairment	(3,340)	(15,178)	(8,606)
Residual securitization sale	—	883	—
Service fee income	57,256	51,973	53,083
Total revenue(1)	98,085	87,870	104,712
Contracts securitized during the year	1,600,000	1,675,000	1,600,000
Serviced portfolio at year end	2,864,338	2,905,968	2,843,446

(1)	Total revenue is comprised of net interest income, service fee income and gain on sale of contracts.

Contracts Purchased and Serviced Portfolio

      In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift its purchases of Contracts to a greater percentage of higher credit quality product. The result has been increased credit scores, slower volume growth and an improvement in overall borrower statistics. Contract purchases, since the modification of the Company’s compensation system, have remained stable and have resulted in a general stabilization of the Company’s serviced portfolio. The serviced portfolio at December 31, 2000, was $2.7 billion compared to $2.9 billion at December 31, 2001, $2.9 billion at December 31, 2002 and $2.8 billion at December 31, 2003.

      With Contract purchases stable, management has continued to focus its efforts on reviewing and utilizing automation tools to assist in the underwriting and credit review processes. The resulting enhancements to the front-end credit decision processes have improved the speed of the decision and the amount of information available to the Credit and Account Managers. Management has also enhanced the post-funding review process of the underwriting decision so that the process is more automated and can be customized to select and analyze Contracts meeting specific criteria.

Critical Accounting Policies

      Credit Enhancement Assets: SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

      RISA represents the present value of the estimated future cash flows to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments. The estimates that management makes during the execution of the securitization relate to the expected prepayment rate of the Contracts in the transaction, the discount rate to be applied to the cash flows and the amount and timing of cumulative net losses that will be experienced from the Contracts that are sold in the transaction. As these estimates are made at the inception of the transaction, they will have a degree of uncertainty as the transaction ages. A major variable to these estimates relates to the general state of the economy at any given time and its effect on the performance of the Contracts in the transaction. The Company recognizes the excess of all estimated cash flows attributable to the RISA estimated at the acquisition date over the initial investment (accretable yield) as interest income over the estimated life of the RISA using the effective yield method. If estimated cash flows change, then the accretable yield is recalculated and the periodic accretion is adjusted prospectively. If the estimated fair value of the RISA has declined below its carrying amount, then an other-than-temporary decline is considered to exist if there has been a decline in the estimated present value of future cash flows. The difference between the carrying value and fair value of the RISA is recorded as an impairment loss through the income statement.

      RISA is classified in a manner similar to available for sale assets and as such is marked to market each quarter. Market value changes are calculated by discounting the estimated cash flows using a current market discount rate. Each quarter management reviews its estimates of the cash flows and adjusts any that are inconsistent with its current estimates. If the effect of the new estimates reduces the present value of the cash flows and if the fair market value has declined below the carrying amount of the transaction, management will record an impairment loss on the transaction. If the new estimated present value has declined but the carrying amount remains below the fair value, any change in the market value of the RISA is reported as a separate component of stockholders’ equity on the consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

      Hedging Activities: The Contracts originated and held by us earn interest at a fixed rate and, accordingly, we have exposure to changes in interest rates during the warehouse period. We therefore employ a hedging strategy that is intended to minimize the risk of interest rate fluctuations. Such transactions involve the execution of forward interest rate swaps and/or the use of a pre-funding structure for securitizations.

      Management monitors the hedging activities on a frequent basis to ensure that the value of hedges, their correlation to the Contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. Our hedging strategy requires estimates of monthly Contract acquisition volume and of the timing of securitizations. The amount and timing of hedging transactions are determined by senior management and are based upon the amount of Contracts purchased and the interest rate environment.

      The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the eventual securitization of the Contracts held for sale. The Company’s interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions. Interest rate swap agreements are unwound upon securitization, whereby the gain or loss on the hedge is recorded to income and the associated component of the gain or loss previously recorded in other comprehensive income is reversed. As of December 31, 2003, the Company had $150 million of forward interest rate swaps outstanding with an AA-rated counterparty.

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

      All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction of the variability of cash flows that are to be received or paid in connection with the securitization (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and previously designated to qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.

Results of Operations

     Years Ended December 31, 2003, 2002 and 2001

      The Company had net income of $5.7 million for the year ended December 31, 2003, compared to net income of $1.9 million and $4.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in net income for the year was principally due to an increase in net gains realized on securitizations to $26.9 million in 2003 from $13.7 million and $30.8 million in 2002 and 2001, respectively. From year-end 2001 to December 31, 2003, the Company has experienced a significant reduction in its overall delinquency rates; however, certain pre-2001 securitizations experienced higher losses and delinquency than projected at the inception of the transactions. As a result, the Company recorded impairment charges of $8.6 million, $15.1 million and $3.3 million during the years ended December 31, 2003, 2002 and 2001, respectively. No impairment charges were recorded during the fourth quarter of 2003.

      Net Interest Income. Net interest income consists primarily of (1) the difference between the finance revenue earned on Contracts held on balance sheet during the warehousing period and the interest costs associated with the Company’s borrowings to purchase such Contracts; (2) the difference between income accreted on RISA and the interest costs associated with residual line borrowings secured by RISA and (3) interest and amortized fees charged in connection with the Company’s subordinated financings, capital lease obligations and the costs associated with hedging activities under the guidelines of FAS 133.

      Net interest income increased to $24.7 million for 2003, from $22.2 million during 2002, and from $10.1 million during 2001. The increases were principally due to an increase in interest income generated from the Company’s RISA and a corresponding decrease in interest expense incurred on the Company’s Residual Lines and CP Facilities. For the year ended December 31, 2003 total income recognized on the RISA was approximately $23.4 million, versus approximately $21.3 million for the same period in 2002 and $8.4 million for 2001. Prior to April 1, 2001, income generated from RISA was included as a component of service fee income. The weighted average effective yield recognized on the RISA asset during 2003 was 13.3% versus 12.0% for 2002 and 6.7% for 2001. The increase in yield for 2003 and 2002 was principally due to lower credit losses and better overall performance on the Company’s securitizations executed after 2000, versus original projections made at the time of sale. The Company has increased the fair value on certain of its outstanding securitization transactions through other comprehensive income on the statement of financial condition. The increase is principally due to the improved loss performance of certain securitization transactions, and will result in higher earnings on the RISA assets in future quarters.

      Interest expense associated with borrowings under residual lines secured by RISA totaled approximately $3.3 million for the year, compared to $7.1 million for the year ended December 31, 2002 and $2.6 million for the year ended December 31, 2001. The reduction in interest expense during 2003 was mainly due to the clean-up call executed on the $75.0 million 2002-A residual securitization in August 2003. Total commercial paper interest expense for the year was $4.3 million, compared to $4.5 million and $10.2 million for the same periods in 2002 and 2001, respectively. The weighted average interest rate paid on the Company’s commercial paper line exclusive of amortized fees, for the year ended December 31, 2003 was approximately 1.2%, compared to 1.7% and 6.2% for 2002 and 2001, respectively.

      Other Interest Expense. Other interest expense was $7.2 million for the year ended December 31, 2003, compared to $4.3 million and $2.9 million for the same periods in 2002 and 2001, respectively. Other interest expense includes interest and amortized fees on the Company’s subordinated financings, capital lease obligations and the costs associated with hedging activities under the guidelines of FAS 133. The increase in interest expense for the year ended December 31, 2002 and 2003 was principally due to interest charges in connection with the Company’s subordinated unsecured renewable notes program launched during the first quarter of 2002. The weighted average interest rate on the balance of the subordinated unsecured renewable notes outstanding as of December 31, 2003 was 8.5%. Subordinated unsecured renewable notes have varying maturities ranging from three months to 10 years. The balance of subordinated unsecured renewable notes outstanding was $39.1 million as of December 31, 2003 and $14.5 million as of December 31, 2002. Charges related to the guidelines of FAS 133 were $0.2 million in 2003, compared to $0.7 million for the same period in 2002. The decrease was principally due to a decline in the ineffective portion of the unrealized loss on cash flow hedges.

      Finance revenue earned on Contracts held for sale and investment decreased to $16.1 million for the year ended December 31, 2003, versus $16.7 million and $17.4 million for the years ended December 31, 2002 and 2001, respectively. Finance revenue earned on Contracts held for sale and investment is net of participation amortization and is dependent upon the average balance of Contracts held for sale and investment and the corresponding weighted average buy rate. The weighted average buy rates for Contracts held for sale and investment during the years ended December 31, 2003, 2002 and 2001 were 11.01%, 10.76% and 10.59%, respectively. The table below depicts the major components of net interest income.

	For the Years Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Income:
Finance Revenue (net of participation amortization)	$17,419	$16,656	$16,080
RISA Income	8,386	21,336	23,386

Total Interest Income	25,805	37,992	39,466
Expense:
Warehouse Lines	10,249	4,450	4,267
Residual Lines	2,575	7,085	3,302
Subordinated Debt	2,403	2,072	1,813
Subordinated Unsecured Renewable Notes	—	1,356	5,072
Residual Lines(1)	897	—	—
FAS 133 Interest	(426)	707	187
Capital Lease Interest	43	120	95

Total Interest Expense	15,741	15,790	14,736

Net Interest Income	$10,064	$22,202	$24,730

(1)	Beginning April 1, 2001, the Company has classified interest expense from its Residual Lines of credit under net interest income as a means to match income generated from RISA.

      Servicing Fee Income. Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts.

      Servicing fee income was $53.1 million for the year ended December 31, 2003, compared to $52.0 million and $57.3 million for the same periods in 2002 and 2001, respectively. The increase in service fee income for 2003 was principally due to an increase in document fees earned on Contracts purchased during the year. The reduction in service fee income for 2002 was principally due to a reduction in investment income received on trust cash accounts during the current periods reported. Additionally, included in the first three months of 2001 was approximately $1.1 million of excess service fee income recorded prior to the adoption of EITF 99-20.

      Gain on Sale of Contracts. When the Company securitizes Contracts, it allocates the acquisition cost of the Contracts between the security sold and the retained interest, based on their relative fair values. The reported gain is the difference between the cash proceeds from the sale of Contracts and its allocated cost. The residual interest in the securitized assets (“RISA”) represents the present value of future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. The present value of the estimated future cash flows are determined based upon a cash-out basis, net of charge-offs, dealer participation, gains and losses on hedges and other items associated with servicing the Contracts.

      The following table illustrates the net interest rate spread for each of the Company’s securitizations through December 31, 2003:

	Securitization Transactions

		Remaining	Weighted	Weighted
		Balance at	Average	Average
	Original	December 31,	Contract	Investor	Gross	Net
Securitization	Balance	2003	Rate(1)	Rate(1)	Spread(2)	Spread(3)

	(Dollars in thousands)
1994-1 Grantor Trust	$38,601	Paid in Full	13.75%	6.90%	6.85%	1.94%
1995-1 Grantor Trust	105,000	Paid in Full	14.94	7.00	7.94	1.86
1996-1 Grantor Trust	100,500	Paid in Full	15.07	5.40	9.67	3.83
1996-2 Grantor Trust	85,013	Paid in Full	14.84	6.40	8.44	3.61
1996-3 Grantor Trust	120,000	Paid in Full	14.54	6.45	8.09	3.14
1996-4 Grantor Trust	100,000	Paid in Full	14.80	6.20	8.60	3.28
1997-1 Grantor Trust	90,000	Paid in Full	13.86	6.55	7.31	2.78
1997-2 Grantor Trust	121,676	Paid in Full	14.85	6.35	8.50	3.11
1997-3 Grantor Trust	149,600	Paid in Full	14.77	6.35	8.42	3.30
1997-4 Grantor Trust	166,000	Paid in Full	14.69	6.30	8.39	3.27
1998-1 Grantor Trust	173,000	Paid in Full	14.91	5.95	8.96	3.40
1998-A Owner Trust	208,759	Paid in Full	14.73	5.87	8.86	3.34
1998-B Owner Trust	250,000	Paid in Full	14.73	5.78	8.95	3.18
1998-C Owner Trust	280,000	Paid in Full	14.89	5.72	9.17	3.51
1999-A Owner Trust	310,000	Paid in Full	14.33	5.73	8.60	3.44
1999-B Owner Trust	350,000	Paid in Full	14.65	5.86	8.79	3.54
1999-C Owner Trust	400,000	Paid in Full	14.82	6.62	8.20	2.86
1999-D Owner Trust	390,000	Paid in Full	15.01	6.90	8.11	2.87
2000-A Owner Trust	430,000	Paid in Full	14.86	7.26	7.60	2.67
2000-B Owner Trust	450,000	45,147	15.18	7.29	7.89	2.64
2000-C Owner Trust	440,000	56,681	15.16	7.18	7.98	2.52
2000-D Owner Trust	400,000	62,127	13.95	6.76	7.19	1.87
2001-A Owner Trust	400,000	73,723	13.39	6.43	6.96	2.14
2001-B Owner Trust	400,000	88,507	12.69	5.08	7.61	2.23
2001-C Owner Trust	400,000	106,477	11.92	4.82	7.10	1.57
2001-D Owner Trust	400,000	122,734	10.90	3.80	7.10	1.73
2002-A Owner Trust	375,000	140,959	10.68	3.91	6.77	1.61
2002-B Owner Trust	400,000	176,999	10.46	4.07	6.39	1.33
2002-C Owner Trust	450,000	230,377	10.45	3.51	6.94	1.92
2002-D Owner Trust	450,000	256,876	10.02	2.69	7.33	2.11
2003-A Owner Trust	400,000	268,787	9.79	2.53	7.26	2.15
2003-B Owner Trust	400,000	307,809	9.15	2.03	7.12	2.15
2003-C Owner Trust	400,000	336,812	8.75	2.17	6.58	2.21
2003-D Owner Trust	400,000	369,417	9.34	2.63	6.71	2.21

Total	$10,033,149	$2,643,432

(1)	As of issue date.

(2)	Difference between weighted average Contract rate and weighted average investor rate as of the issue date.

(3)	Difference between weighted average Contract rate and weighted average investor rate, net of unearned dealer participation payments, underwriting costs, other issuance costs, servicing fees, estimated credit losses, ongoing financial guarantee insurance policy premiums and the hedging gain or loss.

      The Company completed four securitizations totaling $1.6 billion during the year ended December 31, 2003, resulting in gains on sale of Contracts of $35.5 million or 2.2% of the dollar amount of Contracts securitized, compared to four securitizations totaling $1.675 billion during the year ended December 31, 2002, resulting in gains on sale of Contracts totaling $28.0 million or 1.7% and four securitizations totaling $1.6 billion during the year ended December 31, 2001, resulting in gains on sale of Contracts of $34.1 million or 2.1%. During 2003, the Company recorded an $8.6 million pre-tax impairment charge on its RISA assets versus $15.1 million in 2002 and $3.3 million in 2001. While the Company has experienced a significant reduction in its overall delinquency rates since December 31, 2001, certain pre-2001 securitizations experienced higher losses and delinquency rates than initially projected at the inception of the transactions, related to the slow-down in the economy and the lower credit quality of the borrowers. The impairment charges have been recorded to reduce the gain on sale recorded during the period. The table below depicts the components of the net gain as reported in the consolidated statements of income.

	For the Years Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Gain on Sale	$34,105	$27,990	$35,505
Impairment	(3,340)	(15,178)	(8,606)
Residual securitization sale	—	883	—

Total net gain on sale of Contracts	$30,765	$13,695	$26,899

      The increase in the gain as a percentage of the Contracts securitized for 2003 was attributable to an increase in net interest rate spreads during the year. During 2003, the Company reduced its projected loss rate to approximately 3.73% cumulative versus approximately 4.03% cumulative during 2002. Over the past two years, management has targeted higher credit-worthy borrowers resulting in a reduction in the static pool losses on securitizations executed since 2001. As a result of the decrease, the weighted average estimated net interest rate spread for all securitizations executed in 2003 increased to 2.18%, compared to 1.76% in 2002 and 1.91% in 2001. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a greater percentage of higher credit quality products. The result has been increased credit scores and an improvement in overall borrower statistics. This improvement continued throughout 2003. The allowance for credit loss on the serviced portfolio has declined as a percentage of Contracts outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts. Delinquency has declined due in part to the Contracts originated since 2001.

      The estimated net interest rate spread is the difference between the weighted average Contract rate of the securitized assets, the weighted average investor rate inclusive of all costs related to the transaction and estimated annualized net credit losses. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities.

      During the first quarter of 2002, the Company completed its second residual securitization from the residual cash flows of nine then outstanding securitizations. The Company did not record a gain on the transaction, as it was structured as a financing transaction rather than a sale. The transaction was rated by Moody’s Investors Service, Inc. as Ba2, with proceeds of approximately $75.0 million. The proceeds of the residual securitization were used to pay down the Company’s Residual Lines with affiliates of its securitization underwriters. In August 2003 a clean-up call was executed on this residual securitization. Monthly cash releases arising from the excess spread in the underlying transactions now flow directly to the Company.

      Provision for Credit Losses. The provision for credit losses represents net credit losses incurred on Contracts held for investment. The provision for credit losses increased to $3.2 million for the year ended December 31, 2003 compared to $8,000 and $1.1 million for 2002 and 2001 respectively. The small negative provision for credit losses for the year ended December 31, 2002 reflects a sales tax refund from the State of California of approximately $2.0 million. The refund was treated as a recovery as it related to pro-rata sales taxes paid by the Company in financing the purchases of vehicles for which the related Contracts were charged off. The Company plans to pursue additional refunds from the state of California, and other states as available, but does not expect future refunds to be of the magnitude of the 2002 amount.

      Changes in the allowance for credit losses were as follows:

	December 31,

	2001	2002	2003

	(In thousands)
Balance at beginning of period	$1,175	$1,280	$1,851
Provision for credit losses	1,079	(8)	3,216
Charged-off loans	(2,121)	(3,946)	(7,424)
Recoveries-tax refund	—	2,043	—
Recoveries-general	1,147	2,482	4,843

Balance at end of period	$1,280	$1,851	$2,486

      Operating Expenses. The Company has made a significant effort to control operating expenses though renegotiation of existing service contracts and the further implementation of technology and automation, including the conversion of its loan accounting and collection systems to an in-house system and the development of an automated front-end credit application system. While these improvements have increased operating efficiencies, the Company has experienced an increase in charges associated with external collection agencies and collection expenses, insurance and legal services creating a combined increase of approximately $6.7 million for the year ended December 31, 2003. Total operating expenses were $91.9 million for the year ended December 31, 2003 compared to $84.7 million and $89.5 million for the same periods in 2002 and 2001. Total operating expenses as a percent of the averaged serviced portfolio were 3.17%, 2.94% and 3.18% for the years ended December 31, 2003, 2002 and 2001, respectively.

      Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $54.8 million during the year ended December 31, 2003, compared to $53.6 million during the year ended December 31, 2002 and $52.8 million for the year ended December 31, 2001. The Company has reduced its operating staff by approximately 5% since December of 2002 as a result of operating efficiencies gained during 2003, with most staff reductions in the data entry area. Additionally, the Company consolidated and renegotiated long-term service contracts with temporary staff agencies thereby reducing the related expenses by approximately $490 thousand for the year versus the same period in 2002. Decreases in salary and temporary staff charges were partially offset by increases in bonus incentives, annual merit increases and higher health care costs in connection with the Company’s benefit plans. The Company employs approximately 63% of its workforce in the state of California.

      System and Servicing Expense. System and servicing expense increased to $4.3 million for the year ended December 31, 2003, compared to $3.1 million and $4.3 million for the years ended December 31, 2002 and 2001, respectively. Toward the end of the third quarter of 2002, the Company implemented a third-party credit application system in an effort to reduce the labor costs incurred to manually input the credit applications from its dealer customers. The new system streamlined the processing of a majority of the Company’s credit applications, which resulted in the reduction of its data entry staff shortly after deployment. Charges in connection this system were approximately $1.2 million for the year ended December 31, 2003. The Company incurred approximately $260 thousand in expenses for the year ended December 31, 2002 for this system, as it was initially deployed in September 2002.

      Telephone and Data Line Expenses. Telephone and data line expenses decreased to $3.1 million for the year ended December 31, 2003, from $3.4 million and $5.0 million for the years ended December 31, 2002 and 2001, respectively. With the consolidation of many local telephone service providers, the Company was able to shift a large portion of its local and long distance services to a single national provider and capitalize on volume discounts provided by the carrier. Additionally, during 2003, management substantially completed a cost study of telephone usage by its branch network, and as a result, reduced the capacity of several branches to better match the required service needs. During 2002, the Company received refunds from its long-distance service carriers as a result of management’s renegotiation of its existing service contracts late in 2001; the refunds totaled approximately $172 thousand.

      Depreciation Expense. Depreciation expense decreased to $2.4 million in 2003 from $3.4 million and $4.6 million for the years ended December 31, 2002 and 2001, respectively. Most system upgrades and leasehold improvements associated with the Company’s corporate office relocation to Foothill Ranch during 1999 have been fully depreciated. The Company uses a three-year straight-line life for most capital purchases. The Company will continue to invest in technology and infrastructure to support the serviced portfolio and increase operating efficiencies.

      Other Operating Expenses. Other operating expenses include professional fees, marketing, supplies, facility related charges, collection expenses, insurance fees and credit bureau fees. Other operating expenses increased by 29% to $27.2 million from $21.1 million for the year ended December 31, 2002, and $22.8 million for the year ended December 31, 2001. The increase in other operating expense stems from higher fees paid to collection agencies and collection expenses, increased insurance costs, and higher legal fees.

      Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 40.5% for 2003, 41.5% for 2002 and 41.0% for 2001.

Financial Condition

Restatement

      As discussed in note 2 to the financial statements, the Company has restated the 2002 balance sheet and the 2002 and 2001 cash flow statements. The 2002 balance sheet and cash flow statement were restated to properly record the cut-off of cash transactions related to trust activity around December 31, 2002. The 2002 cash flow statement was restated to properly record the cut-off of cash transactions related to trust activity around December 31, 2001.

Contracts Held for Sale

      Contracts held for sale are presented at the lower of cost or market value and totaled $195.3 million at December 31, 2003, compared to $176.7 million at December 31, 2002. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

Contracts Held for Investment

      Contracts held for investment are net of a $2.5 million allowance for probable losses as of December 31, 2003 and a $1.9 million allowance as of December 31, 2002. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance or minimum remaining term. The Company maintains an allowance for credit losses to cover inherent losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

Credit Enhancement Assets

      RISA, capitalized upon securitization of Contracts, represents discounted cash flows and cash held in spread accounts to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

      Prepayment and credit loss assumptions are utilized to project future earnings and are based on historical experience. At the time of issuance, the Company uses a 1.75 ABS prepayment rate for all outstanding securitizations with an average Contract life range of 1.67 to 1.76 years. Credit loss assumptions range from 3.5% to 4.4% cumulative depending upon the credit statistics of the underlying portfolio to be securitized. Credit losses are estimated using cumulative loss frequency and severity estimates by management. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Future earnings are discounted at a rate management believes to be representative of market at the time of securitization, which during 2003 ranged from 10.8% to 11.0%. As of December 31, 2003, the discount rates used for valuing RISA ranged from 8.5% to 11%, and loss assumptions ranged from 2.8% to 6.6% cumulative. Changes in loss, prepayment and discount rate assumptions applied upon the execution of a securitization could have a material effect on the original gain recorded. The Company has disclosed under Note-6 to its audited financial statements, a sensitivity analysis of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions.

      During the year ended December 31, 2003, the Company recorded an impairment loss of $8.6 million, compared to $15.1 million for the year ended December 31, 2002. Impairment charges are netted against gain on sale as reported in the statement of income.

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

      The following table presents the estimated future cash flows to be received from securitizations. Estimated future cash flows are calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0%, financial guaranty insurance premiums and other costs and fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses and by discounting to present value.

	December 31,	December 31,
	2002	2003

	(In thousands)
Cash held in spread accounts	$112,080	$108,667
Estimated undiscounted RISA cash flows	219,567	220,906
Off balance sheet allowance for losses	(109,490)	(101,894)
Discount to present value	(38,593)	(45,335)

Retained interest in securitized assets	$183,564	$182,344

Outstanding balance of contracts sold through securitizations	$2,726,878	$2,643,431

      In January 2003, the Financial Accounting Standards Board issued the pronouncement, Financial Interpretation Number 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance in determining which off balance sheet assets, liabilities and obligations should be consolidated with the Company’s financial statements. The guidance as outlined in FIN 46 provides that qualified special purpose entities as defined by FAS 140, like those the Company employs, are excluded from the scope of FIN 46.

Asset Quality

      The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At December 31, 2003, 30+ day delinquencies represented 1.37% of the amount of Contracts in its serviced portfolio compared to 2.58% at December 31, 2002 and 4.01% at December 31, 2001. Net charge-offs as a percentage of the average serviced portfolio were 2.12% for the year ended December 31, 2003, compared to 2.77% and 2.78% for the years ended December 31, 2002, and 2001, respectively. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores and an improvement in overall borrower statistics. This improvement continued throughout 2003. The allowance for loan loss has declined as a percentage of Contracts outstanding as newer transactions have lower loss reserves based on the improved quality of the underlying Contracts. Delinquency has declined due in part to the performance of Contracts originated after 2000.

Delinquency Experience of the Serviced Portfolio

	For the Years Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Serviced portfolio	$2,864,338	$2,905,968	$2,843,446
Delinquencies(1)(2) 30 – 59 days	78,056	51,645	28,084
60 – 89 days	20,859	14,127	5,889
90+ days	15,887	9,118	4,955
Total delinquencies as a percent of serviced portfolio	4.01%	2.58%	1.37%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent repossessed inventory as a percent of the serviced portfolio were 0.58%, 0.61% and 0.77% at December 31, 2003, 2002 and 2001, respectively. Delinquent contracts in bankruptcy as a percent of the serviced portfolio were 0.90%, 1.05% and 1.09% at December 31, 2003, 2002 and 2001 respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

Loan Loss Experience of the Serviced Portfolio

	For the Years Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Number of contracts	289,426	291,898	280,459
Period end serviced portfolio	$2,864,338	$2,905,968	$2,843,446
Average serviced portfolio(1)	$2,818,572	$2,883,497	$2,877,831
Number of gross charge-offs	12,985	13,182	13,341
Gross charge-offs	$90,772	$97,074	$74,398
Net charge-offs(2)	$78,411	$79,803	$60,998
Net charge-offs as a percent of average serviced portfolio	2.78%	2.77%	2.12%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

      The following table illustrates the cumulative net credit loss performance of each of the securitized pools outstanding for the period from the date of securitization through December 31, 2003, stated as a percentage of the original principal balance.

MONTH	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A	03-B	03-C	03-D

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.01%	0.00%	0.01%
4	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%	0.01%	0.01%	0.02%	0.01%
5	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%	0.03%	0.02%	0.04%	0.03%
6	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%	0.07%	0.07%	0.06%	0.08%
7	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%	0.17%	0.17%	0.15%	0.11%	0.12%
8	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%	0.23%	0.26%	0.30%	0.17%	0.21%
9	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%	0.33%	0.34%	0.37%	0.24%
10	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%	0.44%	0.34%	0.41%	0.42%	0.44%	0.31%
11	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%	0.51%	0.39%	0.49%	0.51%	0.51%	0.39%
12	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%	0.59%	0.48%	0.58%	0.60%	0.59%	0.44%
13	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%	0.78%	0.69%	0.56%	0.68%	0.70%	0.67%
14	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%	0.89%	0.77%	0.64%	0.75%	0.79%	0.75%
15	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%	1.62%	1.47%	1.33%	1.00%	0.85%	0.74%	0.84%	0.89%	0.79%
16	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%	1.86%	1.64%	1.43%	1.11%	0.94%	0.83%	0.93%	0.98%
17	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%	2.04%	1.78%	1.55%	1.23%	1.03%	0.91%	1.02%	1.07%
18	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%	2.20%	1.96%	1.67%	1.34%	1.10%	1.00%	1.10%	1.16%
19	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%	2.41%	2.10%	1.80%	1.45%	1.19%	1.12%	1.16%
20	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%	2.60%	2.25%	1.94%	1.58%	1.30%	1.20%	1.26%
21	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%	2.75%	2.36%	2.09%	1.71%	1.39%	1.27%	1.34%
22	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%	2.92%	2.49%	2.23%	1.84%	1.51%	1.39%
23	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%	3.03%	2.61%	2.35%	1.92%	1.59%	1.49%
24	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%	3.16%	2.75%	2.47%	2.02%	1.67%	1.60%
25	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%	4.37%	3.32%	2.86%	2.57%	2.13%	1.73%
26	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%	4.54%	3.45%	3.01%	2.67%	2.25%	1.80%
27	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%	4.74%	3.59%	3.12%	2.77%	2.33%	1.89%
28	3.61%	3.88%	3.90%	4.22%	4.87%	4.91%	4.88%	3.71%	3.27%	2.87%	2.43%
29	3.67%	4.01%	4.03%	4.42%	5.04%	5.07%	5.03%	3.86%	3.41%	2.96%	2.52%
30	3.78%	4.14%	4.19%	4.58%	5.23%	5.22%	5.18%	4.00%	3.52%	3.04%	2.62%
31	3.85%	4.25%	4.28%	4.71%	5.35%	5.36%	5.33%	4.09%	3.60%	3.11%
32	3.96%	4.37%	4.43%	4.84%	5.48%	5.53%	5.43%	4.20%	3.69%	3.19%
33	4.07%	4.49%	4.60%	4.98%	5.61%	5.67%	5.57%	4.28%	3.78%
34	4.18%	4.55%	4.71%	5.11%	5.74%	5.80%	5.67%	4.39%	3.87%
35	4.25%	4.66%	4.83%	5.21%	5.85%	5.91%	5.77%	4.47%	3.93%
36	4.32%	4.79%	4.95%	5.32%	5.96%	6.04%	5.90%	4.55%
37	4.37%	4.86%	5.00%	5.46%	6.06%	6.15%	5.99%	4.64%
38	4.44%	4.94%	5.07%	5.55%	6.16%	6.24%	6.09%	4.73%
39	4.51%	5.00%	5.15%	5.63%	6.25%	6.35%	6.17%
40	4.56%	5.05%	5.22%	5.71%	6.33%	6.43%	6.24%
41	4.66%	5.12%	5.30%	5.78%	6.41%	6.53%	6.31%
42	4.69%	5.17%	5.36%	5.84%	6.48%	6.60%	6.39%
43	4.72%	5.21%	5.42%	5.89%	6.54%	6.67%
44	4.77%	5.23%		5.95%	6.59%	6.76%
45				5.99%	6.62%	6.82%
46				6.02%

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

      The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts. Although the Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, the Company generated positive cash flow beginning in the fourth quarter of 2003 and expects to continue to generate positive cash flow on a quarterly basis provided the volume of Contract purchases remains steady on an annual basis. The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, proceeds from subordinated debt offerings, and cash from operating activities. Cash used in operating activities was $16.8 million for the year ended December 31, 2003, compared to $25.4 million provided by operating activities in 2002 and $24.7 million used in 2001. The decrease in cash provided by operating activities for 2003 is principally due to payments on trade accounts during the year versus 2002. The change in cash used in operating activities is largely dependent upon the amount of cash released from spread accounts, the timing and size of securitization transactions including whether they include pre-funding agreements, the relative size of clean-up calls executed during the respective periods and the size of securitizations executed relative to the volume of Contracts originated during the warehouse period.

      The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and did not open any new branches in 2003. Following a review of market conditions, the Company plans to open an Auto Finance Center in New York in the second quarter of 2004. Capital expenditures of $1.1 million and $593 thousand during the years ended December 31, 2003 and 2002, respectively, were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure.

      CP Facilities: As of December 31, 2003, the Company was party to two warehouse facilities. The Company’s primary warehouse facility was a $300 million facility (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers. During 2003, the size of the Triple-A CP Facility was reduced from $355.0 million to $300.0 million in conjunction with the acquisition of the CDC CP Facility described below.

      In January 2003, a subsidiary of the Company, Onyx Acceptance Receivables Corporation (“OARC”), executed a $150 million warehouse facility with CDC Financial Products Inc. (“CDC”) which provides warehouse funding for the purchase or origination of Contracts and has been used in concert with the Triple-A CP Facility. XL Capital Assurance Inc. provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow under the CDC CP Facility. The CDC CP Facility was renewed and expanded to $300 million in January 2004 with the addition of another lending group. The facility is now set to expire in January 2005.

      The Residual Lines: As of December 31, 2003, the Company, through a special purpose subsidiary of the Company, Onyx Acceptance Funding Corporation (“Fundco”), had two residual financing facilities: a $35 million line with Merrill Lynch International, as buyer (“MLI”), and Merrill Lynch, Pierce, Fenner & Smith Inc., as agent (“Merrill”), and a $21.4 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). The MLI facility was executed in April 2003, and replaced a $50.0 million residual line with Salomon Smith Barney Realty Corporation (“SBRC”). Each loan under the MLI line has a nine-month revolver period followed by a twelve-month amortization period. The CSFB-Europe line was renewed in October 2003, at which time the facility size was reduced from $35 million to $21.4 million, until January 2004. In January 2004, the line was extended through April 2004 as a $20 million facility. The Company expects to renew the line at the $20 million level for another year at that time. The reductions in the CSFB-Europe line were related to the Company entering into a $30 million residual financing facility with Galleon Capital, LLC (“Galleon”), in January 2004. (The Galleon facility together with the MLI facility and the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Galleon facility provides for a twelve-month revolving period followed by an accelerated amortization period.

      Residual Securitizations: As an additional source of funds, the Company has utilized residual securitizations to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction generated approximately $75.0 million in proceeds. The Company retired both of these residual securitizations in 2003.

      Subordinated Debt: As of December 31, 2003, the Company had outstanding approximately $51.1 million of subordinated debt, $12.0 million of which has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $39.1 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of December 31, 2003 was approximately 8.5%. The renewable notes have varying maturities ranging from three months to ten years.

      The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2003.

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

Securitizations

      Off-balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off-balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/ Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a $90 billion annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Business Risks.” The table below provides information about the trusts’ assets and liabilities as of December 31, 2003 and 2002.

	December 31,

	2002	2003

	(In thousands)
Total assets	$2,805	$2,750
Total liabilities	$2,695	$2,642

      The Company completed four AAA/ Aaa rated publicly underwritten asset-backed securitizations in the total amount of $1.6 billion in 2003. Since 1994, the Company has securitized $10.0 billion of its Contracts in 34 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company’s warehouse credit facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

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

Interest Rate Exposure and Hedging

      The Company is able through the use of varying maturities on advances from the CP Facilities to lock in rates during the warehousing period, when in management’s judgment it is appropriate to limit interest rate exposure during such period (See “Business Risks — Interest Rate Risk”).

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

      Management monitors the Company’s hedging activities on a frequent basis to ensure that the value of hedges, their correlation to the Contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The Company’s hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company’s gains on sales of Contracts and results of operations and cash flows could be adversely affected. The amount and timing of hedging transactions are determined by senior management based upon the amount of Contracts purchased and the interest rate environment. Senior management currently expects to hedge substantially all of the Contracts pending securitization.

Contractual Obligations

      The table below provides information about the Company’s contractual obligations by category and expected maturity date, weighted average interest rate and fair value, as of December 31, 2003 (dollars in thousands).

Contractual Obligations Due by Period

	Weighted
	Average
	Interest
	Rate	Fair Value	Total	2004	2005-2008	2009-2012	After 2012

Commercial Paper	1.2%	$183,008	$183,008	$183,008
Subordinated Financing	9.5%	51,077	51,077	23,689	$27,025	$363	—
Residual Lines	6.2%	30,697	30,697	30,697	—	—	—
Capital Leases	9.0%	1,063	1,063	690	373	—	—

Total Obligations		$265,845	$265,845	$238,084	$27,398	$363	—

Operating Leases			$13,115	$3,499	$9,456		$160

Recent Accounting Pronouncements

      In May of 2003, the Financial Accounts Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, (“FAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments having the characteristics of both a liability and equity. This Statement is effective for financial instruments entered into after May 31, 2003, or modified thereafter. The adoption of FAS-150 did not have a material effect on the Company’s consolidated financial statements.

      In April of 2003, the Financial Accounts Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, (“FAS 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of FAS-149 did not have a material effect on the Company’s consolidated financial statements.

      In January of 2003, the Emerging Issues Task Force further discussed Issue No. 02-09, “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.” The Task Force reached a consensus that upon application of paragraph 55 of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, when the transferor’s contingent right becomes exercisable, no gain or loss should be recognized in earnings with respect to any beneficial interests retained by the transferor. The Task Force plans to consider further the accounting for the application of paragraph 55 when an entire SPE is disqualified. Paragraph 55 of Statement 140 requires a transferor to recognize in its financial statements assets previously accounted for appropriately as having been sold when one or more of the conditions in paragraph 9 are no longer met. The transferor recognizes those assets together with liabilities to the former transferee(s) in those assets and initially measures the assets and liabilities at fair value on the date of the change, as if the transferor purchased them on that date. The issue is how to apply the accounting requirements of paragraph 55 with respect to beneficial interests held by the transferor and loans that do not meet the definition of “security,” including whether the transferor should recognize a gain or loss when paragraph 55 is applied. The Company adopted EITF 02-09 in the fourth quarter of 2002. The adoption of EITF 02-09 had no material effect on the Company’s financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which is an interpretation of SFAS No. 5; “Accounting for Contingencies,” SFAS No. 57; “Related Party Disclosures,” and SFAS No. 107; “Disclosures About Fair Value of Financial Instruments.” FIN 45 clarifies the disclosure and liability recognition requirements relating to guarantees issued by an entity. Specifically, FIN 45 clarifies that entities are required to record guarantees at their fair values, including the value of the obligation to stand ready to perform over the term of the guarantee in the event the specified triggering events or conditions occur, regardless of whether the occurrence of the triggering events or conditions is deemed probable of occurring. FIN 45 was effective for new guarantees issued or modification of guarantees made after December 31, 2002. FIN 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45’s measurement requirements did not have a significant impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires business enterprises to consolidate variable interest entities which have one or more of the following characteristics:

      1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.

      2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a. The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights.

b. The obligation to absorb the expected losses of the entity if they occur.

c. The right to receive expected residual returns of the entity if they occur.

      FIN 46 excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46 applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. At December 31, 2003, the Company’s corporate structure included either companies whose accounts were consolidated into the Company’s financial statements or which were classified as qualifying special purpose entities under SFAS 140. Therefore, the adoption of FIN 46 did not have an impact on the Company’s financial statements.

Forward Looking Information

      The preceding Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should” or “continue” or the negative thereof or other variations thereon or comparable terminology. Cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements are included in this Annual Report,, including, without limitation, in Item 1, shown under the heading “Risk Factors”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company’s ability to manage interest rate risk. First, Contracts are purchased at fixed interest rates, while the amounts borrowed under the warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in a securitization is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date Contracts are purchased and the completion and pricing of securitization transactions.

      The Company uses several strategies to minimize interest rate risk, including the utilization of derivative financial instruments, the regular securitization of Contracts and the use of pre-funding in securitization transactions. Pre-funding securitizations is the practice of issuing more asset-backed securities than the amount of Contracts initially sold to the securitization trust. The proceeds from the pre-funded portion are held in an escrow account until additional Contracts are sold to the trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, investor interest rates are locked in with respect to the Contracts subsequently delivered to the securitization trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to the subsequent delivery of Contracts and the interest rate paid on the portion of the asset-backed securities related to the pre-fund amount.

      Derivative financial instruments are utilized to manage the gross interest rate spread on the Company’s securitization transactions. The Company sells fixed rate Contracts to the trusts that, in turn, sell fixed rate securities to investors. The fixed rates on securities issued by the trusts are indexed to swap rates on U.S. Treasury Notes with similar average maturities or various London Interbank Offered Rates (“LIBOR”). The Company periodically executes the sale of forward swap agreements to lock in the indexed rate for specific anticipated securitization transactions. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. All transactions are entered into for purposes other than trading and are settled quarterly upon pricing of the securitization.

      The Company remitted cash payments, net of expenses, of approximately $2.2 million in 2003, $3.6 million in 2002 and $6.6 million in 2001 to settle forward interest rate swap agreements. These amounts were included in the gain on sale of Contracts in securitization transactions. Cash payments are recovered over time through a higher gross interest rate spread on the related securitization transaction, while cash receipts are offset through a lower gross interest rate spread on the related securitization transaction. As of December 31, 2003, the Company had $150.0 million of forward interest rate swap agreements outstanding.

      The table below provides information about the Company’s derivative financial instruments by expected maturity date as of December 31, 2003 (dollars in thousands). Notional amounts, which are used to calculate the contractual payments to be exchanged under the agreements, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company’s exposure to loss through its use of the agreements.

Years Ended December 31,	2004	2005	2006	2007	2008	Fair Value

Interest Rate Swaps:
Average Notional Amounts ($000’s)	$122,311	$82,720	$43,360	$15,388	$3,886	$31
Average interest rate paid	2.45%	2.45%	2.45%	2.45%	2.45%
Average interest rate received	Variable	Variable	Variable	Variable	Variable

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

      On December 10, 2003, the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent auditors and appointed Grant Thornton LLP as the Company’s independent auditors, effective on such date. Other than an explanatory paragraph relating to a restatement of the 2002 financial statements, PwC’s audit reports on the Company’s financial statements for the most recent two fiscal years, which ended December 31, 2002 and 2001, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with its audits of the Company’s financial statements for the two most recent fiscal years, and through December 10, 2003:

a)	there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreements in connection with its reports on the financial statements; and

b)	there were no reportable events (as specified in Item 304(a) (1) (v) of Regulation S-K) except for the item discussed below as described in the 10-Q/ As for the periods ended September 30, 2002 and March 31, 2003 and for the 10-K/ A for the period ended December 31, 2002.

      During the second quarter of 2003, PwC advised the Company of a reportable condition relating to its internal control structure as it relates to the use of cash flow models. The cash flow estimates provided by these models support the Company’s income recognition and impairment calculations. The models are complex and require manual intervention, both of which are factors that increase the propensity for human error. During the second quarter of 2003, the Company identified instances where errors were made in the estimated cash flows and therefore in the residual interest in securitized assets valuation computations for the third and fourth quarters of 2002. In addition, the Company revised the method for amortizing loan premium amortization on contracts acquired in connection with clean-up calls exercised on the Company’s securitization pools. In response to the above, management now prepares a detailed analysis of loan premium amortization and factors underlying any significant changes in estimated cash flows for each trust during the current reporting period versus the previous period’s estimated cash flows to further double-check the evaluation process.

      On December 10, 2003, the Audit Committee of the Board of Directors of Onyx Acceptance Corporation approved the selection of the Company’s new independent auditors. The Board of Directors ratified the selection of Grant Thornton LLP to replace PwC.

      On December 10, 2003, the Company executed a formal engagement letter with Grant Thornton LLP to serve as the Company’s independent public accountants, effective immediately.

      During the Company’s two most recent fiscal years through December 10, 2003, neither the Company nor anyone acting on its behalf consulted Grant Thornton LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

Item 9A.	Controls and Procedures

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

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the foregoing, except as discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      As part of our year end audit for 2003, an item was identified as a material weakness in internal controls related to cash cut off procedures which resulted in restatements to previously issued financial statements. The cut-off issues that led to the restatement relate to cash transactions executed by the Company in January that were recorded as of December 31.

      A material weakness is defined as a significant deficiency in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

      The Company has implemented necessary controls to remediate any potential deficiency related to cash cut off procedures on a continuing basis. This matter and its resolution have been discussed with the Company’s Audit Committee.

      Apart from the cut off procedures described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding the directors and officers of the Company is incorporated herein by reference to the descriptions set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders currently expected to be held May 26, 2004 (the “2004 Proxy Statement”).

Item 11.	Executive Compensation

      Information regarding executive compensation is incorporated herein by reference to the descriptions to be set forth under the caption “Executive Compensation” in the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

      Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information to be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information to be set forth under the caption “Certain Transactions and Related Transactions” in the 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information to be set forth under the caption “Certain Transactions and Related Transactions” in the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits and Reports on Form 8-K

      (a)(1) Financial Statements:

      The Company’s financial statements appear in a separate section of this Annual Report beginning on the pages referenced below:

      (a)(2) Exhibits

      The following Exhibits are attached hereto and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Certificate of Incorporation of the Company.(1)
3.2		Bylaws of the Company.(1)
4.1		Rights Agreement dated as of July 8, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Certificate of Designation for the Series A Participating Preferred Stock and the form of Rights Certificate of the Company.(2)
10.1		Form of Indemnification Agreement of the Company.(1)
10	.2†	Second Amended and Restated 1994 Stock Option Plan.(1)
10	.3†	Form of Notice of Grant of Stock Option under Second Amended and Restated 1994 Stock Option Plan.(1)
10	.4†	Form of Stock Option Agreement under Second Amended and Restated 1994 Option Plan.(1)
10	.5†	Form of Stock Purchase Agreement under Second Amended and Restated 1994 Stock Option Plan.(1)
10	.6†	1994 Special Performance Option Grant Plan.(1)
10	.7†	Form of Notice of Grant of Stock Option under 1994 Special Performance Option Grant Plan.(1)
10	.8†	Form of Stock Option Agreement under 1994 Special Performance Option Grant Plan.(1)
10	.9†	Form of Stock Purchase Agreement under 1994 Special Performance Option Grant Plan.(1)
10.10		Third Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 27, 1995.(1)
10.11		Senior Subordinated Note and Warrant Purchase Agreement between and among Onyx Acceptance Corporation, Capital Resource Lenders II, L.P. and Dominion Fund III, L.P., dated as of November 17, 1994.(1)
10.12		Warrant to purchase Common Stock in favor of Capital Resource Lenders II, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)

Exhibit
Number		Description

10.13		Warrant to purchase Common Stock in favor of Dominion Fund III, L.P. from Onyx Acceptance Corporation dated as of November 17, 1994.(1)
10.14		Amended and Restated Co-Sale and First Refusal Agreement between and among Onyx Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.(1)
10.15		Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation, the Investors and the Management Holders identified therein dated as of November 17, 1994.(1)
10.16		Amended and Restated Voting Agreement between and among Onyx Acceptance Corporation and the Shareholders identified therein dated as of November 17, 1994.(1)
10.20		Sublease and Administrative Services Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 8, 1994.(1)
10.21		Tax Allocation Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 1, 1994.(1)
10.22		Corporate Separateness Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated September 8, 1994.(1)
10.24		First Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and certain Investors identified therein dated as of December 15, 1994.(1)
10.25		Master Lease Agreement between Onyx Acceptance Corporation and Comdisco, Inc. dated January 7, 1994.(1)
10.29		Second Amendment to Amended and Restated Investors’ Rights Agreement between and among Onyx Acceptance Corporation and the Investors identified therein dated as of November 3, 1995.(1)
10	.32†	Option Agreement between Onyx Acceptance Corporation and John W. Hall dated as of December 20, 1994.(1)
10	.33†	Promissory Note in favor of Onyx Acceptance Corporation from John Hall dated as of December 20, 1994.(1)
10	.34†	Option Agreement between Onyx Acceptance Corporation and Brian MacInnis dated as of December 20, 1994.(1)
10	.35†	Promissory Note in favor of Onyx Acceptance Corporation from Brian MacInnis dated as of December 20, 1994.(1)
10	.36†	Stock Purchase Agreement between and among Brian MacInnis and certain Investors identified therein dated as of June 7, 1995.(1)
10	.37†	Stock Purchase Agreement between and among John W. Hall and certain Investors identified therein dated as of June 7, 1995.(1)
10.41		Onyx Acceptance Corporation 401(k) Plan dated January 1, 1994.(1)
10.46		Subordination and Intercreditor Agreement by and among State Street Bank and Trust Company, The First National Bank of Boston, Capital Resource Lenders II, L.P., Dominion Fund III and Onyx Acceptance Corporation dated as of January 31, 1996.(1)
10	.50†	1996 Stock Option/Stock Issuance Plan.(1)
10.73		First Amendment to Loan Agreement and Confirmation of Pledge and Security Agreement dated June 29, 1999.(7)
10.74		Amended and Restated Sale and Servicing Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 4, 1998.(3)
10.75		Amended and Restated Triple-A One Funding Corporation Credit Agreement between and among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, CapMAC Financial Services, Inc. and Capital Markets Assurance Corporation dated as of September 4, 1998.(3)
10.76		Amended and Restated Triple-A One Funding Corporation Security Agreement between and among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation and Capital Markets Assurance Corporation dated as of September 4, 1998.(3)

Exhibit
Number	Description

10.77	Amended and Restated Subordinated Security Agreement between Onyx Acceptance Corporation and Onyx Acceptance Financial Corporation dated as of September 4, 1998.(3)
10.78	Amended and Restated Insurance and Indemnity Agreement between and among Onyx Acceptance Corporation, Capital Markets Assurance Corporation, Onyx Acceptance Financial Corporation and Triple-A One Funding Corporation dated as of September 4, 1998.(3)
10.79	Master Loan Agreement between Onyx Acceptance Financial Corporation and Salomon Brothers Realty Corp. dated September 3, 1998.(3)
10.85	Amendment Number One dated December 22, 1998 to Amended and Restated Onyx Warehouse Facility and Assignment and Assumption Agreement.(5)
10.86	Amendment No. 2 to the Amended and Restated Onyx Warehouse Facility effective as of March 30, 1999 by and among Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, Capital Markets Assurance Corporation, CapMAC Financial Services, Inc. and MBIA Insurance Corporation.(6)
10.92	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-A.(9)
10.93	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-B.(10)
10.94	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-C.(11)
10.95	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Chase Manhattan Bank in connection with the Onyx Acceptance Owners Trust 1999-D.(12)
10.96	Consent and Amendment Agreement between and among Onyx Acceptance Corporation and State Street Bank and Trust Company, BankBoston and the Travelers Insurance Company.(8)
10.97	Sale and Assignment Agreement dated March 29, 2000 among Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, Onyx Acceptance Financial Corporation as Seller, and The Chase Manhattan Bank as Indenture Trustee and as Trust Agent.(13)
10.98	Indenture dated March 29, 2000 between Onyx Acceptance Residual Funding Owner Trust 2000-A as Issuer, and The Chase Manhattan Bank, as Indenture Trustee.(13)
10.99	Trust Agreement dated March 29, 2000 among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust as Owner Trustee and The Chase Manhattan Bank as Trust Agent.(13)
10.101	Indenture dated as of April 17, 2000 between Onyx Acceptance Corporation, as Issuer and
10.102	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-A.(15)
10.103	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-B.(16)
10.104	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-C.(17)
10.105	Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2000-D.(18)
10.106	Master Repurchase Agreement dated October 13, 2000 by and between Credit Suisse First Boston (Europe) Limited, as buyer, Credit Suisse First Boston Corporation, as Agent and Onyx Acceptance Funding Corporation, as Seller.(19)

Exhibit
Number		Description

10	.107†	Onyx Acceptance Corporation Non-Qualified Deferred Compensation Plan.(20)
10	.108†	The Onyx Acceptance Corporation Non-Qualified Deferred Compensation Plan Trust Agreement.(20)
10.109		Daybreak-The Big Picture Master License Agreement.(21)
10.110		SuperSolutions Corporation Daybreak-The Big Picture Service Level Agreement.(21)
10.111		Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-A.(22)
10.112		Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-B.(23)
10.113		Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and The Chase Manhattan Bank in connection with the Onyx Acceptance Owner Trust 2001-C.(24)
10.114		Form of Sale and Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation and Citibank N.A. in connection with the Onyx Acceptance Owner Trust 2001-D.(25)
10.115		Second Amended and Restated Triple-A One Credit Agreement, dated November 30, 2001 among Onyx Acceptance Financial Corporation, Triple-A One Funding Corporation, CapMac Financial Services, Inc., and Capital Markets Assurance Corporation.(26)
10.116		Second Amended and Restated Subordinated Security Agreement dated as of November 30, 2001 between Onyx Acceptance Financial Corporation and Onyx Acceptance Corporation.(26)
10.117		Second Amended and Restated Triple-A One Security Agreement dated as of November 30, 2001 among Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation, Triple-A One Funding Corporation and Capital Markets Assurance Corporation.(26)
10.118		Second Amended and Restated Sale and Servicing Agreement dated as of November 30, 2001 between Onyx Acceptance Financial Corporation and Onyx Acceptance Corporation.(26)
10.119		Second Amended and Restated Definitions List dated as of November 30, 2001 among Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, MBIA Insurance Corporation, Capital Markets Assurance Corporation and CapMac Financial Services, Inc.(26)
10.120		Sale and Assignment Agreement, dated March 15, 2002, among Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, Onyx Acceptance Financial Corporation, as Seller, and JPMorgan Chase Bank, as Indenture Trustee and as Trust Agent.(27)
10.121		Indenture, dated March 15, 2002, between Onyx Acceptance Residual Funding Owner Trust 2002-A, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.(27)
10.122		Trust Agreement, dated March 15, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust, as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent.(27)
10.123		Amended and Restated Indenture, dated April 12, 2002, between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee.(27)
10.124		Amended and Restated Trust Agreement, dated April 12, 2002, among Onyx Acceptance Financial Corporation, as Depositor, Bankers Trust Company (Delaware,) as Owner Trustee, and JPMorgan Chase Bank, as Trust Agent.(27)
10.125		Distribution and Management Agreement, dated as of February 15, 2002, by and between Onyx Acceptance Corporation and Sumner Harrington Ltd., a Minnesota corporation, as agent.(28)
10	.125.1	Indenture dated as of February 11, 2002 between Onyx Acceptance Corporation and U.S. Bank National Association, as Indenture Trustee (41)
10.126		Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-A, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-A.(29)

Exhibit
Number		Description

10.127		Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-B, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A., in connection with the Onyx Acceptance Owner Trust 2002-B.(30)
10.128		Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank, in connection with the Onyx Acceptance Owner Trust 2002-C.(31)
10.129		Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2002-D, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A., in connection with the Onyx Acceptance Owner Trust 2002-D.(32)
10.130		Amendment No. 1 to the Amended and Restated Indenture between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee, dated and effective as of April 15, 2002.*
10.131		Amendment No. 2 to Amended and Restated Indenture between Onyx Acceptance Residual Funding Owner Trust 2000-A1, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee, dated and effective as of November 27, 2002.*
10	.131.1	Master Repurchase Agreement between Merrill Lynch International, as Buyer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent, and Onyx Acceptance Funding Corporation as Seller dated April 30, 2003.(33)
10.132		Sale and Servicing Agreement dated January 9, 2003, between Onyx Acceptance Corporation, a Delaware corporation, as seller and as servicer, and Onyx Acceptance Receivables Corporation, a Delaware corporation, as purchaser.(34)
10.133		Credit Agreement, including definitions list, dated January 9, 2003, among Onyx Acceptance Receivables Corporation, a Delaware corporation (“OARC”), EIFFEL Funding, LLC, a Delaware limited liability company, as conduit lender and CDC Financial Products Inc., a Delaware corporation, as a lender and as program manager.(34)
10.134		Security Agreement, dated January 9, 2003, among Onyx Acceptance Receivables Corporation, a Delaware corporation, Onyx Acceptance Corporation, as servicer and JP Morgan Chase Bank, a New York state banking corporation, as collateral agent on behalf of and for the benefit of the holders of the obligations.(34)
10.135		Subordinated Security Agreement dated January 9, 2003 between Onyx Acceptance Receivables Corporation, a Delaware corporation, and Onyx Acceptance Corporation, a Delaware corporation.(34)
10.136		Sale and Servicing Agreement dated January 9, 2003, between Onyx Acceptance Corporation and Onyx Acceptance Receivables Corporation.(34)
10.137		Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2003-A, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank in connection with the Onyx Acceptance Owner Trust 2003-A.(35)
10.138		Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2003-B, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A. in connection with the Onyx Acceptance Owner Trust 2003-B.(36)
10.139		Amendment No. 1 to Sale and Servicing Agreement, dated as of November 14, 2003, between Onyx Acceptance Owner Trust 2003-B, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and Citibank, N.A.(37)
10.140		Backup Servicing Agreement between the Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, Citibank, N.A., MBIA Insurance Corporation, Onyx Acceptance Owner Trust 2003-B and Systems & Services Technologies, Inc. dated as of November 14, 2003.(37)
10.141		Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2003-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase in connection with the Onyx Acceptance Owner Trust 2003-C.(38)

Exhibit
Number		Description

10.142		Amendment No. 1 to Sale and Servicing Agreement, dated as of November 14, 2003, between Onyx Acceptance Owner Trust 2003-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank.(39)
10.143		Backup Servicing Agreement between the Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, JPMorgan Chase Bank, XL Capital Assurance, Inc., Onyx Acceptance Owner Trust 2003-C and Systems & Services Technologies, Inc. dated as of November 14, 2003.(39)
10.144		Form of Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2003-D, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase in connection with the Onyx Acceptance Owner Trust 2003-D.(40)
10.145		Backup Servicing Agreement between the Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, JPMorgan Chase Bank, XL Capital Assurance, Inc., Onyx Acceptance Owner Trust 2003-D and Systems & Services Technologies, Inc. dated as of October 30, 2003.(40)
10	.146†	Onyx Acceptance Corporation 1996 Stock Option/ Stock Issuance Plan (as Amended and Restated April 23, 1998 and subsequently Amended and Restated March 31, 2000 and December 30, 2003).*
14.1		Onyx Acceptance Corporation Code of Ethics.*
21.1		Subsidiaries of the Registrant.*
23.1		Consent of Independent Certified Public Accountants-Grant Thornton LLP.*
23.2		Consent of Independent Accountants-PriceWaterhouseCoopers LLP.*
31.1		Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of the President, CEO and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		Certification of the EVP, CFO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to Form 10-K pursuant to Item 15(c) thereof.

*	Filed herewith

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-00680).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 8, 1997. (File No. 000-28050).

(3)	Incorporated by reference from the Company’s Form 10-Q for quarterly period ended September 30, 1998. (File No. 000-28050).

(4)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Registration Statement on Form S-3 (Registration No. 333-51239).

(5)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998. (File No. 000-28050).

(6)	Incorporated by reference from the Company’s Form 10-Q for quarterly period ended March 31, 1999. (File No. 000-28050).

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 1999. (File No. 000-28050).

(8)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-28050).

(9)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated March 11, 1999. (File No. 333-28893).

(10)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated May 28, 1999. (File No. 333-28893).

(11)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated September 14, 1999. (File No. 333-28893).

(12)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated November 12, 1999. (File No. 333-28893).

(13)	Incorporated by reference from the Company’s Form 10-Q quarterly period ended June 30, 2000. (File No. 000-28050).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 17, 2000 (File No. 333-92573).

(15)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated February 28, 2000. (File No. 333-92245).

(16)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated April 28, 2000. (File No. 333-92245).

(17)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated July 27, 2000. (File No. 333-92245).

(18)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K dated November 16, 2000. (File No. 333-92245).

(19)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2000. (File No. 000-28050).

(20)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-28050).

(21)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001. (File No. 000-28050).

(22)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed March 14, 2001. (File No. 333-51636).

(23)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 31, 2001. (File No. 333-51636).

(24)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 14, 2001. (File No. 333-51636).

(25)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed October 31, 2001. (File No. 333-51636).

(26)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001. (File No. 000-28050).

(27)	Incorporated by reference from the Company’s Form 10-Q quarterly period ended March 31, 2002. (File No. 000-28050).

(28)	Previously filed with the Commission as an exhibit to the Registrant’s Form 8-K on March 1, 2002.

(29)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed February 7, 2002. (File No. 333-51636).

(30)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 15, 2002 (File No. 333-28893).

(31)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 1, 2002 (File No. 333-28893).

(32)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed November 6, 2002 (File No. 333-28893).

(33)	Incorporated by reference from the Company’s Form 10-Q quarterly period ended June 30, 2003. (File No. 000-28050).

(34)	Incorporated by reference from the Company’s Form 10-Q quarterly period ended September 30, 2003. (File No. 000-28050).

(35)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed February 14, 2003 (File No. 333-28893)

(36)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed May 30, 2003 (File No. 333-28893)

(37)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed December 12, 2003 (File No. 333-103244-01)

(38)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 14, 2003 (File No. 333-28893)

(39)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed December 12, 2003 (File No. 333-103244-02)

(40)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed November 13, 2003 (File No. 333-28893)

(41)	Incorporated by reference from the Company’s Current Report on Form 8-K filed March 1, 2002 (File No. 000-28050)

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

Signature	Title	Date

/s/ THOMAS C. STICKEL Thomas C. Stickel	Chairman of the Board of Directors	March 30, 2004

/s/ JOHN W. HALL John W. Hall	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ G. BRADFORD JONES G. Bradford Jones	Director	March 30, 2004

/s/ C. THOMAS MEYERS C. Thomas Meyers	Director	March 30, 2004

/s/ DON P. DUFFY Don P. Duffy	Executive Vice President, Chief Financial Officer and Director, (Principal Financial and Accounting Officer)	March 30, 2004

ONYX ACCEPTANCE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Onyx Acceptance Corporation

      We have audited the accompanying consolidated statement of financial condition of Onyx Acceptance Corporation and its subsidiaries (the “Company”) as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Acceptance Corporation and its subsidiaries as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Irvine, California

February 13, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Onyx Acceptance Corporation

      In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, stockholders equity and cash flows present fairly, in all material respects, the financial position of Onyx Acceptance Corporation and its subsidiaries (the Company) as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 and Note 7 to the consolidated financial statements, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

      As discussed in Note 2, certain amounts within the 2002 consolidated balance sheet and the 2002 and 2001 consolidated cash flow statement have been restated.

PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 13, 2003, except for the effects of the restatement described in Note 2, for which the date is March 30, 2004

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2003	2002
		(Restated)

	(In thousands)
ASSETS
Cash and cash equivalents	$15,434	$8,231
Restricted cash	500	3,868
Contracts held for sale	195,347	176,679
Contracts held for investment (net of allowance)	8,812	6,555
Credit enhancement assets, at fair value	182,344	183,564
Furniture and equipment (net of accumulated depreciation)	2,632	3,069
Other assets	8,746	8,978

Total Assets	$413,815	$390,944

LIABILITIES
Accounts payable	$21,064	$47,507
Warehouse borrowings	183,008	166,007
Residual lines	30,697	49,103
Subordinated financing	51,077	27,449
Capital lease obligations	1,063	854
Accrued interest payable	1,806	612
Deferred taxes payable	30,585	20,578
Other liabilities	14,596	13,921

Total Liabilities	333,896	326,031
Commitments and Contingencies (Note-11)

STOCKHOLDERS’ EQUITY
Common stock
Par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 5,141,566 as of December 31, 2003 and issued and outstanding 5,086,793 shares as of December 31, 2002	51	51
Additional paid in capital	32,880	32,652
Retained earnings	33,561	27,843
Accumulated other comprehensive income, net of tax	13,427	4,367

Total Equity	79,919	64,913

Total Liabilities and Stockholders’ Equity	$413,815	$390,944

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues:
Interest income	$39,466	$37,992	$25,805
Interest expense-warehouse and residual lines	7,569	11,535	12,824
Interest expense — other	7,167	4,255	2,917

Net Interest Income	24,730	22,202	10,064
Gain on sale of contracts	35,505	28,873	34,105
Impairment	8,606	15,178	3,340

Net Gain on Sale	26,899	13,695	30,765
Servicing fee income	53,083	51,973	57,256

Total Revenue	104,712	87,870	98,085
Expenses:
Provision for credit losses	3,216	(8)	1,079
Operating Expenses:
Salaries and benefits	54,831	53,565	52,848
Systems and servicing	4,307	3,146	4,258
Telephone and data lines	3,114	3,382	5,014
Depreciation	2,443	3,431	4,644
General and administrative expenses	27,179	21,136	22,771

Total Operating Expenses	91,874	84,660	89,535

Total Expenses	95,090	84,652	90,614

Income Before Income Taxes	9,622	3,218	7,471
Income taxes	3,904	1,335	3,061

Net Income	$5,718	$1,883	$4,410

Net Income per share of Common Stock
Basic	$1.12	$0.37	$0.88

Diluted	$1.01	$0.36	$0.84

Basic shares outstanding	5,101,862	5,085,384	5,026,087

Diluted shares outstanding	5,682,690	5,179,098	5,232,390

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Comprehensive	Total
			Paid in	Earnings	Income (Loss),	Stockholders’
	Shares	Amount	Capital	(Deficit)	Net of Tax	Equity

	(In thousands)
Balance, December 31, 2000	4,990	$50	$32,601	$21,550	$1,392	$55,593
Issuance of Common Stock	88	1	46			47
Comprehensive income:
Unrealized loss in credit enhancement assets, net of tax of $242 thousand					(349)	(349)
Adoption of FAS 133, net of tax of $596 thousand					(840)	(840)
Loss on derivatives reclassified to earnings net of tax of $596 thousand					840	840
Net Income				4,410		4,410

Total Comprehensive Income						4,061

Balance, December 31, 2001	5,078	51	32,647	25,960	1,043	59,701

Issuance of Common Stock	9		5			5
Comprehensive income:
Unrealized gain in credit enhancement assets, net of tax of $2.8 million					4,031	4,031
Deferred loss on derivatives, net of tax of $502 thousand					(707)	(707)
Net Income				1,883		1,883

Total Comprehensive Income						5,207

Balance, December 31, 2002	5,087	$51	$32,652	$27,843	$4,367	$64,913

Issuance of Common Stock	55		228			228
Comprehensive income:
Unrealized gain in credit enhancement assets, net of tax of $5.9 million					8,353	8,353
Loss on derivatives reclassified to earnings net of tax of $502 thousand					707	707
Net Income				5,718		5,718

Total Comprehensive Income						14,778

Balance, December 31, 2003	5,142	$51	$32,880	$33,561	$13,427	$79,919

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

		2002	2001
	2003	(Restated)	(Restated)

	(In thousands)
Operating Activities
Net Income	$5,718	$1,883	$4,410
Adjustments to reconcile net income to net cash used in operating activities:
Sale of retained interest in securitized assets	0	13,761	0
Proceeds from the securitization of contracts held for sale	1,600,000	1,675,000	1,600,000
Purchase of contracts held for sale	(1,596,720)	(1,614,041)	(1,606,330)
Repurchase of trust contracts	(177,247)	(109,624)	(56,007)
Principal payments received on contracts held on balance sheet	149,426	60,812	39,892
Amortization of retained interest in securitized assets	0	0	14,552
Decrease in retained interest in securitized assets	(85,825)	(76,992)	(91,059)
Cash released from securitization spread accounts	99,597	63,494	38,402
Write-off of dealer participation on securitized loans	26,426	28,934	31,526
Provision for credit losses	3,216	(8)	1,079
Depreciation	2,443	3,431	4,644
Decrease (increase) in trust receivable	(3,494)	474	(182)
Decrease (increase) in other assets	232	(4,660)	240
(Decrease) Increase in accounts payable	(26,443)	1,886	20,463
(Decrease) increase in accrued interest payable	1,194	163	(291)
Increase in deferred tax payable	10,007	2,676	4,233
Increase (decrease) in other liabilities	675	5,467	1,089
Payments of participation to dealers (net of chargeback collections and amortized expense)	(26,026)	(27,220)	(31,422)

Cash provided by (used in) operating activities	(16,821)	25,436	(24,761)

Investing Activities
Purchase of furniture and equipment	(1,121)	(593)	(2,158)

Cash used in investing activities	(1,121)	(593)	(2,158)

Financing Activities
Payments on capital leases	(676)	(443)	(267)
Proceeds from warehouse line	1,576,711	1,608,761	1,209,809
Payments on warehouse line	(1,559,709)	(1,632,763)	(1,192,310)
Proceeds from drawdown on residual lines	34,398	91,580	46,200
Payments to paydown residual lines	(52,804)	(110,832)	(18,983)
Proceeds from subordinated debt	35,291	15,022	0
Principal payments on subordinated debt	(11,662)	(4,125)	(3,273)
Proceeds from exercise of options/warrants	228	4	47

Cash (used in) provided by financing activities	21,777	(32,796)	41,223

(Decrease) increase in cash and cash equivalents	3,835	(7,953)	14,304
(Increase) decrease in restricted cash	3,368	(3,868)
Cash and cash equivalents at beginning of period	8,231	20,052	5,748

Cash and cash equivalents at end of period	$15,434	$8,231	$20,052

Supplemental disclosure of cash flow information:
Noncash activities:
Additions to capital leases	$885	$900	$415
Cash paid:
Interest	$13,542	$15,627	$16,032
Income taxes	$844	$4,851	$(2,316)

See accompanying notes to consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Operations

      Onyx Acceptance Corporation, a Delaware Corporation, (“Onyx”), and its wholly owned special purpose finance subsidiaries Onyx Acceptance Financial Corporation (“OAFC”), Onyx Acceptance Funding Corporation (“OFC”), and Onyx Acceptance Receivables Corporation (“OARC”), its wholly owned subsidiary, ABNI Inc. (“ABNI”), and its majority owned subsidiary, Credit Union Acceptance Corporation, (“CUAC”), (collectively, the “Company”), is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the “Contracts”). Onyx was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx provides an independent source to automobile dealers to finance their customers’ purchases of new and used vehicles throughout the United States. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of credit applications.

Note 2 —	Summary of Significant Accounting Policies

      Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Onyx, OAFC, OFC, OARC, ABNI and CUAC. All significant intercompany accounts and transactions have been eliminated upon consolidation.

      The Company has formed special purpose entities (securitization trusts) for the purpose of facilitating the sale of its loans. The beneficial interests in these entities are held by third-parties. The structure of these entities limits their activities to holding the transferred assets and transferring cash collected to the entities’ beneficial interest holders. These special purpose entities meet the definition of “qualifying special purpose entities” (QSPEs) as defined in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and the accounts of these QSPEs are not included in the consolidated financial statements.

      Pervasiveness of Estimates: In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. The more significant estimates made in the preparation of the Company’s consolidated financial statements relate to the credit enhancement assets and the gain on sale of motor vehicle retail installment sales and loan contracts (“Contracts”). Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience and expectation of future performance to determine such estimates. Actual results may differ from the Company’s estimates due to numerous factors both within and beyond the control of Company management and it is reasonably possible that a material change will occur in the near term. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

      Cash and Cash Equivalents: The Company considers all significant investments with an original maturity of three months or less to be cash equivalents.

      Restricted Cash: The Company’s restricted cash balance may, from time to time, consist of one or more of the following components: funds held in reserve accounts supporting an on balance sheet residual securitization transaction or backup servicing arrangement; cash collateral to meet margin requirements related to hedging activities; and cash collateral to cure potential borrowing base deficiencies associated with the Company’s warehouse lines.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Contracts Held for Sale: Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include Contracts reacquired upon the exercise of clean-up calls and are available for sale as part of future securitizations. At the time of such clean-up calls, the fair value of such Contracts is reclassified from credit enhancements assets and accounted for as loan premium on the reacquired Contracts. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the Contracts. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (approximately 1.75 ABS) over the estimated remaining contractual life of the Contracts at the date such Contracts are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the Contracts.

      The Company defers certain Contract origination fees and participation paid to dealers. At the time of sale or securitization, these balances are written off and are included as part of the computation of the gain on sale of Contracts.

      Contracts Held for Investment: Contracts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status, minimum balance or minimum remaining term.

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

      Sales of Contracts: The Company purchases Contracts which will be sold to investors with servicing rights retained by the Company. The Company sells a majority of its Contracts at or near par value. For Contracts securitized, the Company retains a participation in the future cash flows released by trusts, while for cash sales no participation is retained in the future cash flows. As of December 31, 2003 the Company was servicing all the Contracts sold to the trusts. As of December 31, 2003 and 2002, 24% and 27% of the sold portfolio was originated in California, respectively.

      Sales, Securitizations and Servicing of Financial Instruments: The Company securitizes substantially all of the Contracts it purchases, and sells those securities on a regular basis in the secondary market. SFAS 140 establishes the criteria used to evaluate whether a securitization transaction will be treated as either a sale or a secured financing. The Company has structured their securitizations so that sale treatment would result. By-products of those securitizations are certain retained interests, including servicing rights. When the Company securitizes Contracts, it allocates the acquisition cost of the Contracts between the security sold and the retained interests, based on their relative fair values. The reported gain is the difference between the cash proceeds from the sale of the security or Contract and its allocated cost. The residual interests in the securitized assets (“RISA”) represent the present value of future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts and completing the securitization. The present value of the estimated future cash flows are determined based upon a cash-out basis, net of charge-offs, dealer participation, gains and losses on hedges and other items associated with servicing the Contracts.

      Under the servicing contract, Onyx performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting Contract payments, responding to borrower inquiries, accounting for principal and interest, counseling delinquent borrowers, supervising repossession and dispositions of financed vehicles, and generally administering the Contracts. For performing these functions, Onyx receives a servicing fee generally approximating 1% annually on the remaining outstanding principal balances of the Contracts. During 2003, Onyx earned approximately $28.0 million in contractual service fee income, versus $28.0 million and $27.0 million for the years ended December 31, 2002 and 2001, respectively. In addition, Onyx generally has the right to retain late charges, documentation fees, deferment fees and other servicing related fees collected.

      The Company records a servicing asset if the benefits of servicing exceed adequate compensation, as defined by SFAS 140, and a liability if the benefits of servicing are less than adequate compensation. Historically, any resulting servicing asset or liability has not been significant. Servicing fees and interest income on the Contracts are recognized over the life of the securitization transaction as contractual servicing income and interest income.

      The Company uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair values of its retained interests. Retained interests are periodically evaluated for impairment, which is defined generally as a reduction in current fair value below carrying value. If the RISA has impairment that is deemed to be other than temporary, such impairment is recognized in current-period earnings. Once permanently impaired, subsequent increases in the value of retained interests are recognized in earnings over the remaining life of the investment through a higher effective yield.

      RISA is classified as available-for-sale securities and carried at estimated fair value. Unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. RISA is included in credit enhancement assets in the statement of financial condition.

      Furniture and Equipment: Furniture and equipment are stated at cost less accumulated depreciation, and are depreciated for financial reporting purposes on a straight-line basis over a three year estimated life. Capitalized leased assets are amortized over the lease term. Leasehold improvements are amortized over a period not exceeding the term of the lease.

      Interest and Fee Income: Interest and fee income on Contracts held for sale and investment are determined on a monthly basis using methods which approximate the effective yield method.

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted earnings per share is based on the weighted average number of common shares outstanding, adjusted to include the impact of potential dilutive common stock options and warrants outstanding.

      Derivative Financial Instruments: The Company maintains an overall risk management strategy that incorporates the use of interest rate and derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. Derivative instruments that are used as part of the Company’s interest rate management strategy are generally forward interest rate swaps. These instruments are designated as cash flow hedges. Onyx does not use any of these instruments for trading or speculative purposes.

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

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

      The Company will discontinue hedge accounting prospectively when (1) it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item such as a firm commitment or a forecasted transaction; (2) it is no longer probable that the forecasted transaction will occur; (3) the derivative expires or is sold, terminated, or exercised; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

      At December 31, 2003, the Company had entered into a four year amortizing forward swap agreement with a notional face amount outstanding of $150.0 million with the cash flows to be received from the RISA

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being hedged. At December 31, 2003, these agreements had a fair value of $31 thousand. At December 31, 2002, the Company had forward swap agreements outstanding totaling $150 million with a fair value of ($1.2) million.

      Gain on Sale of Contracts for the year ended December 31, 2003, included a loss, net of expenses, of $2.2 million related to hedging activities. Included in Gain on Sale of Contracts for the years ended December 31, 2002 and December 31, 2001 were hedging losses, net of expenses, of $3.6 million and $6.6 million, respectively.

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

      The fair value of the options was estimated at date of grant using a Black-Scholes single option pricing model using the following assumptions:

	December 31,

	2003	2002	2001

Risk free interest rate	2.2%	3.8%	4.6%
Expected stock price volatility	80.0%	87.6%	75.0%
Expected life of options	four years	four years	four years
Expected dividends	none	none	none

      The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the years ended December 31:

	2003	2002	2001

Net income, as reported (in thousands)	$5,718	$1,883	$4,410
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$440	$446	$529

Pro forma net income (in thousands)	$5,278	$1,437	$3,881

Earnings per share:
Basic — as reported	$1.12	$0.37	$0.88
Basic — pro forma	$1.03	$0.28	$0.77
Diluted — as reported	$1.01	$0.36	$0.84
Diluted — pro forma	$0.93	$0.28	$0.75

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Collection costs: Direct collection costs related to defaulted contracts are recorded by the Company as general and administrative expenses.

      Reclassification and Restatement: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2003 presentation. In addition, the Company has restated the 2002 balance sheet and the 2002 and 2001 cash flow statements as follows:

(i)	The 2002 balance sheet and cash flow statements were restated to properly record the cut-off of cash transactions related to trust activity around December 31, 2002.

(ii)	The 2001 cash flow statement was restated to properly record the cut-off of cash transactions related to trust activity around December 31, 2001.

      The table below presents the restatements made:

	As of	As of
	December 31,	December 31,
	2002	2002

	As reported	Restated

	(Dollars in thousands)
Cash and cash equivalents	72	8,231

Restricted cash	3,430	3,868

Contracts held for sale	170,353	176,679

Credit enhancement assets	177,108	183,564

Other assets	6,570	8,978

Total Assets	367,157	390,944

Accounts payable	33,871	47,507

Residual lines	45,599	49,103

Subordinated financings	27,128	27,449

Deferred taxes	(A)	20,578
Other liabilities	28,173	13,921

Total liabilities	302,244	326,031

(A)	In addition, the Company has reclassified certain other prior year amounts to conform to the presentation of the 2003 financial statements. These include a reclassification of deferred income tax liabilities of $20,578 at December 31, 2002 from other liabilities to deferred taxes payable and a reclassification of dealer participation payable of $6.3 million at December 31, 2002 from Contracts held for sale to other liabilities.

Note 3 —	Recent Accounting Pronouncements

      In May of 2003, the Financial Accounts Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, (“FAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments having the characteristics of both a liability and equity. This Statement is effective for financial instruments entered into after May 31, 2003, or modified thereafter. The adoption of FAS-150 did not have a material effect on the Company’s consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April of 2003, the Financial Accounts Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, (“FAS 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of FAS-149 did not have a material effect on the Company’s consolidated financial statements.

      In January of 2003, the Emerging Issues Task Force further discussed Issue No. 02-09, “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.” The Task Force reached a consensus that upon application of paragraph 55 of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, when the transferor’s contingent right becomes exercisable, no gain or loss should be recognized in earnings with respect to any beneficial interests retained by the transferor. The Task Force plans to consider further the accounting for the application of paragraph 55 when an entire SPE is disqualified. Paragraph 55 of Statement 140 requires a transferor to recognize in its financial statements assets previously accounted for appropriately as having been sold when one or more of the conditions in paragraph 9 are no longer met. The transferor recognizes those assets together with liabilities to the former transferee(s) in those assets and initially measures the assets and liabilities at fair value on the date of the change, as if the transferor purchased them on that date. The issue is how to apply the accounting requirements of paragraph 55 with respect to beneficial interests held by the transferor and loans that do not meet the definition of “security,” including whether the transferor should recognize a gain or loss when paragraph 55 is applied. The Company adopted EITF 02-09 in the fourth quarter of 2002. The adoption of EITF 02-09 did not have a material affect on the Company’s consolidated financial statement.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which is an interpretation of SFAS No. 5; “Accounting for Contingencies,” SFAS No. 57; “Related Party Disclosures,” and SFAS No. 107; “Disclosures About Fair Value of Financial Instruments.” FIN 45 clarifies the disclosure and liability recognition requirements relating to guarantees issued by an entity. Specifically, FIN 45 clarifies that entities are required to record guarantees at their fair values, including the value of the obligation to stand ready to perform over the term of the guarantee in the event the specified triggering events or conditions occur, regardless of whether the occurrence of the triggering events or conditions is deemed probable of occurring.

      FIN 45 was effective for new guarantees issued or modification of guarantees made after December 31, 2002. FIN 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45’s measurement requirements did not have a significant impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 was amended in December 2003. FIN 46 requires business enterprises to consolidate variable interest entities which have one or more of the following characteristics:

      (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

(a)	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights.

(b)	The obligation to absorb the expected losses of the entity if they occur.

(c)	The right to receive expected residual returns of the entity if they occur.

      FIN 46 excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46 applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. At December 31, 2003, the Company’s corporate structure included either companies whose accounts were consolidated into the Company’s financial statements or which were classified as qualifying special purpose entities under SFAS 140. Therefore, the adoption of FIN 46 did not have an impact on the Company’s financial statements.

Note 4 —	Contracts Held for Sale

      Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include Contracts reacquired upon the exercise of clean up calls and available for sale as part of future securitizations. At the time of such calls, any unamortized RISA balance, net of associated other comprehensive income remaining in stockholders’ equity is reclassified from credit enhancement assets and accounted for as loan premium on the reacquired Contracts. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the Contracts. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (1.75 ABS) over the estimated remaining contractual life of the Contracts at the date such Contracts are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the Contracts.

      Contracts held for sale consist of the following:

	December 31,

	2003	2002

	(In thousands)
Gross Contracts held for sale	$189,561	$171,785
Less unearned interest	(844)	(1,265)

Net Contract balance	188,717	170,520
Loan Premium	4,853	3,981

Contracts held for sale	193,570	174,501
Dealer participation	1,777	2,178

Total	$195,347	$176,679

      As of December 31, 2003 and 2002, 26% and 30% of Contracts held for sale were originated in California, respectively.

      Contracts serviced by the Company for the benefit of others totaled approximately $3.0 billion and $2.7 billion at December 31, 2003 and December 31, 2002, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Contracts Held for Investment

      Contracts held for investment are net of a $2.5 million allowance for probable losses at December 31, 2003 and a $1.9 million allowance at December 31, 2002. Amounts held for investment include Contracts that do not qualify for securitizations as a result of delinquency status, minimum balance or minimum remaining term. Contracts held for investment are carried at amortized cost reduced by a valuation allowance for credit losses inherent in the portfolio as of the balance sheet date.

      Contracts held for investment consist of the following:

	December 31,

	2003	2002

	(In thousands)
Gross Contracts held for investment	$11,312	$8,430
Less unearned interest	(14)	(24)

Contracts held for investment	11,298	8,406
Allowance for credit losses	(2,486)	(1,851)

Total	$8,812	$6,555

      Changes in the allowance for credit losses were as follows:

	December 31,

	2003	2002	2001

	(In thousands)
Balance at beginning of period	$1,851	$1,280	$1,175
Provision for credit losses	3,216	(8)	1,079
Charged-off loans	(7,424)	(3,946)	(2,121)
Recoveries-tax refund	—	2,043	—
Recoveries-general	4,843	2,482	1,147

Balance at end of period	$2,486	$1,851	$1,280

      The provision for credit losses for the year ended December 31, 2002 reflects a sales tax refund of approximately $2.0 million. The refund has been treated as a recovery as it relates to pro-rata sales taxes paid by Onyx in financing the purchases of vehicles for which the related Contracts have been previously charged-off.

      At December 31, 2003, contractual maturities of Contracts held for investment were as follows:

(In thousands)(1)

2004	$7,378
2005	3,710
2006	64
2007	38
2008 and thereafter	108

$11,298

(1)	Actual maturities may vary depending on prepayment speed, charge-offs and deferments.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Credit Enhancement Assets

      SFAS 140 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

      RISA, capitalized upon securitization of Contracts, represents the present value of the estimated future cash flows to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

      Prepayment and credit loss assumptions are utilized to project future cash flows and are based on historical experience. All assumptions are evaluated each quarter and adjusted, if appropriate, to reflect the actual performance of the underlying Contracts. Subsequent changes in loss, prepayment and discount rate assumptions applied upon the execution of the securitization could have a material effect on gains on future securitizations.

      Key economic assumptions used in determining the fair value of RISA at the time of securitization are as follows:

	Years Ending

	December 31,	December 31,	December 31,
	2003	2002	2001

Prepayment rate (ABS Speed)	1.75	1.75	1.75
Cumulative credit losses	3.5% to 4.4%	3.8% to 4.4	4.3% to 4.7%
Average Contract life	1.67 to 1.76	1.67 to 1.70	1.67 to 1.70
Discount rate	10.8% to 11.0%	11.0% to 12.0%	8.3% to 9.5%

      Key economic assumptions used in determining the fair value of the RISA at December 31, 2003, 2002 and 2001 are as follows:

	Years Ending

	December 31,	December 31,	December 31,
	2003	2002	2001

Prepayment rate (ABS Speed)	1.65 to 2.14	1.67 to 2.16	1.75
Cumulative credit losses	2.8% to 6.6%	3.8% to 5.9%	3.5% to 4.6%
Discount rate	8.5% to 11.0%	8.5% to 11.0%	9.5%

      The following table presents information about delinquencies on Contracts that have been securitized:

	Years Ending

	December 31,	December 31,
	2003	2002

	(Dollars in Millions)
Total principal amount outstanding	$2,643	$2,727
Principal delinquent thirty plus days	$33.9	$70.5

      The owner trusts incurred net credit losses of $58.4 million and $80.4 million related to the securitized Contracts above during the years ended December 31, 2003 and 2002, respectively.

      During the year ended December 31, 2003, the Company recorded an impairment loss of $8.6 million, compared to $15.1 million for the year ended December 31, 2002. Impairment charges are netted against gain on sale as reported in the statement of income.

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

      The following table presents the estimated future cash flows to be received from securitizations. Estimated future cash flows are calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0%, financial guaranty insurance premiums and other costs and fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses and by discounting to present value.

	December 31,	December 31,
	2003	2002

	(In thousands)
Cash held in spread accounts	$108,667	$112,080
Estimated undiscounted RISA cash flows	220,906	219,567
Off balance sheet allowance for losses	(101,894)	(109,490)
Discount to present value	(45,335)	(38,593)

Retained interest in securitized assets	$182,344	$183,564

Outstanding balance of Contracts sold through securitizations	$2,643,431	$2,726,878

      At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, 2003

(Dollars in millions)
Expected credit loss assumption (annual rate)	1.73% to 3.74%
Impact to fair value of 10% adverse change	$13.5
Impact to fair value of 20% adverse change	$24.9
Expected prepayment rate assumption (ABS)	1.60 to 2.14
Impact to fair value of 10% adverse change	$4.0
Impact to fair value of 20% adverse change	$5.7
Expected discount rate on RISA (annual rate)	8.5% to 11.0%
Impact to fair value of 10% adverse change	$2.4
Impact to fair value of 20% adverse change	$4.7

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Furniture and Equipment

      Furniture and equipment consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Owned:
Office furniture	$4,351	$4,390
Computer equipment	16,683	15,910
Leasehold improvements	1,996	1,869

Total	23,030	22,169

Capitalized leases:
Computer equipment	1,063	854

Total furniture and equipment	24,093	23,023
Less: accumulated depreciation and amortization	(21,461)	(19,954)

Furniture and equipment, net	$2,632	$3,069

Note 8 —	Warehouse Borrowing

      As of December 31, 2003, the Company was party to two warehouse facilities. The Company’s primary warehouse facility was a $300 million facility (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“OAFC”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers. During 2003, the size of the Triple-A CP Facility was reduced from $355 million to $300 million in conjunction with the acquisition of the CDC CP Facility described below.

      In January 2003, a subsidiary of the Company, Onyx Acceptance Receivables Corporation (“OARC”), executed a $150 million warehouse facility (the “CDC CP Facility”) with CDC Financial Products (“CDC”) which provides warehouse funding for the purchase or origination of Contracts and has been used in concert with the Triple-A CP Facility. XL Capital Assurance Inc. provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow under the CDC CP Facility. The CDC CP Facility was renewed and expanded to $300 million in January 2004 with the addition of another lending group. The facility is now set to expire in January 2005.

      The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, proceeds from subordinated debt offerings, and cash from operating activities.

      The facilities above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2003.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Residual Lines

      As of December 31, 2003, the Company, through a special purpose subsidiary of the Company, Onyx Acceptance Funding Corporation (“OFC”) had two residual financing facilities: a $35 million line with Merrill Lynch International, as buyer (“MLI”), and Merrill Lynch, Pierce, Fenner & Smith Inc., as agent (“Merrill”) and a $21.4 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). The MLI facility was executed in April 2003, and replaced a $50.0 million residual line with Salomon Smith Barney Realty Corporation (“SBRC”). Each loan under the MLI line has a nine-month revolver period followed by a twelve-month amortization period. The CSFB-Europe line was renewed in October 2003, at which time the facility size was reduced from $35 million to $21.4 million, until January 2004. In January 2004, the line was extended through April 2004 as a $20 million facility. The Company expects to renew the line at the $20 million level for another year at that time. The reductions in the CSFB-Europe line were related to the Company entering into a $30 million residual financing facility with Galleon Capital, LLC (“Galleon”), also in January 2004. (The Galleon facility together with the MLI facility and the CSFB-Europe facility are sometimes referred to herein as the “Residual Lines”). The Galleon facility provides for a twelve-month revolving period followed by an accelerated amortization period. The residual lines are collateralized by the Company’s RISA.

      Interest paid under each line is generally tied to the 30 day Libor Rate. The average interest rates for the year ending December 31, 2003 were 6.21% for the CSFB facility, 6.37% for the Merrill facility and 3.84% for the SBRC facility. For the year ending December 31, 2002, the average interest rates were 4.29% for the SBRC facility and 4.82% for the CSFB facility. The increase in average interest rates paid on the facilities from 2002 to 2003 reflects an increase in the interest spread over the Libor Rate charged to the Company.

      As an additional source of funds, the Company has in the past utilized residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction generated approximately $75.0 million in proceeds. The Company retired both of these residual securitizations in 2003.

      The facilities above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2003.

Note 10 —	Subordinated Financing

      As of December 31, 2003, the Company had outstanding approximately $51.1 million of subordinated financings, $12.0 million of which has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $39.1 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of December 31, 2003 was approximately 8.5%. The renewable notes have varying maturities ranging from three months to ten years.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities on the Company’s unsecured subordinated renewable notes are as follows as of December 31, 2003 (dollars in thousands).

(In thousands)

2004	$23,689
2005	6,669
2006	5,760
2007	1,070
2008 and thereafter	1,889

$39,077

      The subordinated financings above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of December 31, 2003.

Note 11 —	Commitments and Contingencies

      Leases: The Company leases furniture, fixtures and equipment under capital leases with terms in excess of one year. The Company leases its office space under operating leases with options to renew. Certain operating lease agreements provide for escalations based on contractual provisions.

      Future minimum lease payments required under capital leases and non-cancelable operating leases are as follows as of December 31, 2003:

	Capital	Operating
	Leases	Leases

	(In thousands)
2004	$693	$3,499
2005	380	3,151
2006	82	2,296
2007	0	2,059
2008 and thereafter	0	2,110

Total	1,155	$13,115

Less amounts representing interest	(92)

Present value of net minimum lease payments	$1,063

      Rental expenses for premises and equipment amounted to approximately $3.9 million, $4.3 million and $4.2 million for the years ended December 31, 2003, 2002, and 2001 respectively.

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

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13 —	Net Income Per Share

      In accordance with Statement of Financial Accounting Standards No. 128, the following is the dilutive effect of the Company’s potential common stock on net income per share.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except net
	income per share)
Net income	$5,718	$1,883	$4,410

Weighted average shares outstanding	5,102	5,085	5,026
Net effect of dilutive stock options/warrants	581	94	206

Fully diluted weighted average shares outstanding	5,683	5,179	5,232

Net income per share	$1.12	$0.37	$0.88

Net income per share assuming full dilution	$1.01	$0.36	$0.84

      As of December 31, 2003, 2002 and 2001, 235,000, 1.4 million and 2.4 million of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were anti-dilutive.

Note 14 —	Stock Options

      As of December 31, 2003, the Company has reserved 2,077,433 shares for future issuance to certain employees under its stock option plan. The options may be exercised at prices ranging from $0.51 per share to $11.50 per share at any time, in whole or part, within ten years after the date of grant. Options available for grant totaled 15,569 at December 31, 2003, 41,305 at December 31, 2002 and 65,743 at December 31, 2001.

      A summary of the status of the Company’s stock option plan as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,953,867	$4.70	1,785,835	$4.86	1,611,359	$5.22
Granted	198,754	$2.95	244,250	$3.76	347,581	$3.73
Exercised	(54,773)	$4.18	(8,747)	$0.51	(11,111)	$4.27
Forfeited	(20,415)	$4.51	(67,471)	$6.23	(161,994)	$6.81

Outstanding at end of year	2,077,433	$4.70	1,953,867	$4.70	1,785,835	$4.86

Options exercisable at year end	1,606,957	$4.88	1,373,540	$5.05	1,127,364	$5.34

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average
	Number	Remaining		Number
	Outstanding	Contractual Life	Weighted-Average	Exercisable	Weighted-Average
Range of Exercise Prices	at 12/31/03	(in Years)	Exercise Price	at 12/31/03	Exercise Price

$ 0.51	73,575	0.2	$.51	73,575	$.51
$ 2.70 – 3.76	785,414	8.0	3.45	360,152	3.64
$ 4.25 – 5.81	1,131,970	5.0	5.21	1,086,756	5.25
$ 6.75 – 9.13	45,016	4.8	7.63	45,016	7.63
$10.29 – 11.50	41,458	3.5	10.88	41,458	10.88

$ 0.51 – 11.50	2,077,433	5.9	$4.55	1,606,957	$4.88

      Substantially all of the options granted by the Company vest over a four year period, 25% after one year and the remaining 75% ratably over the following 36 month period. All of the options are granted at the closing price on the date of the grant.

Note 15 —	Warrants

      At December 31, 2003, the Company had the following warrants outstanding to purchase shares of common stock:

		Balance	Net	Balance	Net	Balance
		Outstanding at	Reductions to	Outstanding at	Reductions to	Outstanding at
	Exercise	December 31,	Outstanding	December 31,	Outstanding	December 31,
	Price	2001	Warrants	2002	Warrants	2003

Warrants	$17.15	3,791	0	3,791	3,791	0
Warrants	$8.88	180,529	0	180,529	0	180,529

Total		184,320	0	184,320	3,791	180,529

      At December 31, 2002, all the Company’s warrants outstanding to purchase shares of common stock were exercisable. No warrants were exercised during 2003; 3,791 warrants expired during 2003.

Note 16 —	Employee 401K Deferred Savings Plan

      The Company has established a salary deferral savings program pursuant to IRS Code Section 401(k) (the “401(k) Plan”) for qualified employees. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. Effective July 1, 1998, the Company amended the 401(k) Plan to permit matching Company contributions. Employee contributions up to the lesser of $12,000 or 6% of pre-tax earnings made after one year of service may be matched by a Company contribution equal to 50% of the employee’s contribution upon Board approval. Matching contributions are made in the Company’s common stock and begin vesting 20% per year following the completion of one year of service. Company expense related to the 401(k) Plan totaled approximately $470,000 in 2003 and approximately $439,000 in 2002.

Note 17 —	Shareholders’ Equity

      Preferred Stock: The Company has 3 million shares of preferred stock authorized of which 200,000 shares have been designated Series A participating Preferred Stock. No shares of preferred stock were outstanding as of December 31, 2003 and December 31, 2002.

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

      Dividends: The Company’s ability to pay or declare dividends is subject to the terms of certain of its credit facilities.

Note 18 —	Share Repurchases

      On May 31, 2000, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $7,500,000 of the Company’s Common Stock. The Company did not repurchase stock during 2003. As of December 31, 2003, 1,200,254 shares had been repurchased under the program for an aggregate amount of $5.3 million.

Note 19 — Income Taxes

      The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(In thousands)
Current:
Federal	$347	$65	$256
State	377	569	288

Total	724	634	544

Deferred:
Federal	2,680	900	2,105
State	500	(199)	412

Total	3,180	701	2,517

Combined Total	$3,904	$1,335	$3,061

      The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Statutory regular federal income tax rate	34%	34%	34%
State taxes (net of federal benefit)	6	6	6
Other	0	1	1

	40%	41%	41%

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the deferred income tax liability as of December 31, 2003 and 2002 are as follows:

	2003	2002

	(In thousands)
Property and equipment	$1,416	$1,691
Accrued liabilities	857	788
Allowance for credit losses	998	746
Net operating losses	7,410	9,686
Credit carryover	223	223
State taxes	1,413	1,245

Deferred tax asset	12,317	14,379
Gain on sale of Contracts	(32,411)	(31,532)
Capitalized costs	(1,325)	(1,050)
Unrealized (loss) in credit enhancement assets	(9,166)	(2,375)

Deferred tax liability	(42,902)	(34,957)

Net deferred tax liability	$(30,585)	$(20,578)

      As of December 31, 2003, the Company had net operating loss carryforwards for federal and state purposes of approximately $19.0 million and $16.4 million, respectively. These carryforwards will begin to expire in 2020 and 2012 for federal and state taxes respectively.

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

      Warehouse Borrowings, Residual Lines and Subordinated Financing: The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics.

      Contracts Held for Sale: The fair value of Contracts held for sale is based on the estimated proceeds expected on securitization of the Contracts held for sale.

      Contracts Held for Investment: The fair value of Contracts held for investment is based on the estimated proceeds expected on securitization of the Contracts held for investment.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Credit Enhancement Assets: The carrying amount is accounted for at an estimated fair value which is calculated by discounting the excess spread using a current market discount rate.

      Hedging. The fair value of the Company’s outstanding forward agreements are estimated based on current rates offered to the Company for forward agreements with similar terms and conditions.

      The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(In millions)
Cash and cash equivalents	$15.4	$15.4	$8.2	$8.2
Restricted cash	$0.5	$0.5	$3.9	$3.9
Contracts held for sale	$188.7	$198.7	$170.5	$184.6
Contracts held for investment	$11.3	$11.8	$8.4	$8.9
Credit enhancement assets	$182.3	$182.3	$183.6	$183.6
Warehouse borrowings	$(183.0)	$(183.0)	$(166.0)	$(166.0)
Residual lines	$(30.7)	$(30.7)	$(49.1)	$(49.1)
Subordinated financing	$(51.1)	$(51.1)	$(27.4)	$(27.4)
Hedging Forward agreements	$(0.0)	$(0.0)	$(1.5)	$(1.2)

Note 21 —	Related Party Transactions

      The Company has an unsecured note receivable from a certain officer and shareholder in the amount of $175,000. Principal and accrued interest under the terms of the note are due on December 20, 2004.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Quarterly Results of Operations (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2003
Interest income	$10,639	$10,831	$8,670	$9,326
Interest expense-warehouse and residual lines	3,499	3,650	3,916	3,671
Net interest income	7,140	7,181	4,754	5,655
Provision for credit losses	858	396	967	995
Income before income taxes	1,252	1,575	3,142	3,653
Income taxes	520	654	1,304	1,426
Net income	732	921	1,838	2,227
Net income per common share (Basic)	$0.14	$0.18	$0.36	$0.44
Net income per common share (Diluted)	$0.14	$0.17	$0.31	$0.36

2002
Interest income	$8,308	$9,752	$10,145	$9,786
Interest expense-warehouse and residual lines	3,633	4,454	4,070	3,633
Net interest income	4,675	5,299	6,075	6,153
Provision for credit losses	479	(1,758)	818	453
Income before income taxes	699	621	574	1,324
Income taxes	290	257	238	550
Net income	409	364	336	774
Net income per common share (Basic)	$0.08	$0.07	$0.07	$0.15
Net income per common share (Diluted)	$0.08	$0.07	$0.07	$0.14

      The Company has elected to reclassify other miscellaneous income from interest income into service fee income for the prior quarters.

Note 23 — Subsequent Events

      In the first quarter of 2004, the Company securitized Contracts in the amount of $450.0 million. In addition, the Company expanded its borrowing capacity under its CDC CP Facility line to $300 million as described in Note 8 above. The Company also executed a residual line with Galleon Capital, LLC, as described in Note 9 above, in the amount of $30.0 million.

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Description	Page

3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1 through 10.145 omitted
10.146†	Onyx Acceptance Corporation 1996 Stock Option/ Stock Issuance Plan (as Amended and Restated April 23, 1998 and subsequently Amended and Restated March 31, 2000 and December 30, 2003).*
14.1	Onyx Acceptance Corporation Code of Ethics*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Certified Public Accountants — Grant Thornton LLP.*
23.2	Consent of Independent Accountants-PriceWaterhouseCoopers LLP.*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President, CEO and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the EVP, CFO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-00680).