Form 10-Q
period 2004-03-31
ONYX ACCEPTANCE CORP
filed 2004-05-17
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐      NO ☒

     As of May 14, 2004 there were 5,306,079 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2004	2003
	(DOLLARS IN THOUSANDS)

ASSETS
Cash and cash equivalents	$19,960	$15,434
Restricted cash	1,563	500
Credit enhancement assets, at fair value	185,185	182,344
Contracts held for sale	172,615	195,347
Contracts held for investment (net of allowance)	7,875	8,812
Other assets	8,636	11,378

Total assets	$395,834	$413,815
LIABILITIES
Accounts payable	$31,281	$21,064
Debt:
Warehouse lines	149,006	183,008
Residual lines	29,726	30,697
Subordinated financing	50,497	51,077

Total debt	229,229	264,782
Other liabilities	51,276	48,050

Total liabilities	311,786	333,896
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,296,154 as of March 31, 2004 and 5,141,566 as of December 31, 2003	53	51
Paid in capital	33,171	32,880
Retained earnings	35,849	33,561
Accumulated other comprehensive income, net of tax	14,975	13,427

Total equity	84,048	79,919

Total liabilities and equity	$395,834	$413,815

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(DOLLARS IN THOUSANDS, EXCEPT
	PER SHARE AMOUNTS)
REVENUES:
Interest income	$9,944	$10,639
Interest expense-warehouse and residual lines	1,835	2,237
Interest expense-other	2,361	1,262

Net interest income	5,748	7,140
Gain on sale of contracts (net)	9,075	4,127
Service fee income	13,093	13,238

Total Revenues	27,916	24,505
EXPENSES:
Provision for credit losses	313	858
OPERATING EXPENSES:
Salaries and benefits	14,429	13,778
Systems and servicing	1,211	948
Telephone and data lines	807	813
Depreciation	455	684
General and administrative expenses	6,888	6,172

Total Operating Expenses	23,790	22,395

Total Expenses	24,103	23,253

Income before income taxes	3,813	1,252
Income Taxes	1,525	520

Net Income	$2,288	$732

Net Income per share — Basic	$0.44	$0.14
Net Income per share — Diluted	$0.37	$0.14
Basic Shares Outstanding	5,256,341	5,086,793
Diluted Shares Outstanding	6,181,135	5,157,277

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED OTHER
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	INCOME
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL
BALANCE, DECEMBER 31, 2003	5,142	$51	$32,880	$33,561	$13,427	$79,919
Issuance of Common Stock	154	2	291			293
Comprehensive income:
Unrealized gain in credit enhancement assets, net of tax of $1.1 million					1,578	1,578
Deferred loss on derivatives, net of tax of $20 thousand					(30)	(30)
Net income				2,288		2,288

Total comprehensive income						3,836

BALANCE, MARCH 31, 2004	5,296	$53	$33,171	$35,849	$14,975	$84,048

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003 (Restated)
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$41,167	$(31,905)
INVESTING ACTIVITIES:
Cash used for purchases of property and equipment	(139)	(551)
FINANCING ACTIVITIES:
Proceeds from exercise of employee options	293	—
Payments on capital lease obligations	(179)	(124)
Payments on residual lines of credit	(20,970)	(12,138)
Proceeds from drawdown on residual lines of credit	20,000	5,500
Paydown of warehouse lines related to securitizations	(435,897)	(391,576)
Proceeds from warehouse lines	401,894	436,570
Proceeds from issuance of subordinated debt	5,357	8,243
Principal payments on subordinated debt	(5,937)	(2,131)

Net cash provided by financing activities	(35,439)	44,344

Increase (decrease) in cash and cash equivalents	5,589	11,888
Decrease in restricted cash	(1,063)	(3,220)
Cash and cash equivalents at beginning of period	15,434	8,231

Cash and cash equivalents at end of period	$19,960	$16,899

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

     Onyx Acceptance Corporation, a Delaware Corporation, (“Onyx”), and its wholly owned special purpose finance subsidiaries Onyx Acceptance Financial Corporation (“OAFC”), Onyx Acceptance Funding Corporation (“OFC”), and Onyx Acceptance Receivables Corporation (“OARC”), its wholly owned subsidiary, ABNI Inc. (“ABNI”), and its majority owned subsidiary, Credit Union Acceptance Corporation (“CUAC”), (collectively, the “Company”), is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the “Contracts”). Onyx was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx provides an independent source to automobile dealers to finance their customers’ purchases of new and used vehicles throughout the United States. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of credit applications.

     RECLASSIFICATION

     Certain amounts in the 2003 periods’ condensed consolidated statements have been reclassified to conform to the corresponding 2004 presentation.

     The table below presents the reclassifications made:

	As of	As of
	March 31,	March 31,
	2003	2003
	As reported	Reclassified
	(Dollars in thousands)
Cash and cash equivalents	2,758	16,899
Contracts held for sale	210,284	216,942
Credit enhancement assets	170,327	178,089
Total Assets	407,858	436,419

Accounts payable	27,115	45,695
Residual lines	39,141	42,464
Other Liabilities	30,524	37,182
Total Liabilities	341,342	369,903
Provision for credit losses	2,227	858
General and administrative expenses	4,803	6,172

NOTE 2 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

     USE OF ESTIMATES

     In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. The more significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the credit enhancement assets and the gain on sale of motor vehicle retail installment sales and loan Contracts. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience and expectation of future performance to determine such estimates. Actual results may differ from the Company’s estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

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

NOTE 4 — CONTRACTS HELD FOR SALE

     Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include Contracts reacquired upon the exercise of clean up calls and available for sale as part of future securitizations. At the time of such calls, any unamortized Retained Interest in Securitized Assets (“RISA”) balance, net of associated other comprehensive income remaining in stockholders’ equity is reclassified from credit enhancement assets and accounted for as loan premium on the reacquired Contracts. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the Contracts. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (1.75 ABS) over the estimated remaining contractual life of the Contracts at the date such Contracts are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the Contracts.

     Contracts held for sale consist of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Gross Contracts held for sale	$166,285	$189,561
Less unearned interest	(926)	(844)

Net Contract balance	165,359	188,717
Loan Premium	5,475	4,853

Contracts held for sale	170,834	193,570
Dealer participation	1,781	1,777

Total	$172,615	$195,347

     As of March 31, 2004 and December 31, 2003, 25% and 26% of Contracts held for sale were originated in California, respectively.

     Contracts serviced by the Company for the benefit of others totaled approximately $3.2 billion and $3.0 billion at March 31, 2004 and December 31, 2003, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE 5 — CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.2 million allowance for probable losses at March 31, 2004 and a $2.5 million allowance at December 31, 2003. Amounts held for investment include Contracts that do not qualify for securitizations as a result of delinquency status, minimum balance or minimum remaining term. Contracts held for investment are carried at amortized cost reduced by a valuation allowance for credit losses inherent in the portfolio as of the balance sheet date.

     Contracts held for investment consist of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Gross Contracts held for investment	$10,109	$11,312
Less unearned interest	(12)	(14)

Contracts held for investment	10,097	11,298
Allowance for credit losses	(2,222)	(2,486)

Total	$7,875	$8,812

     Changes in the allowance for credit losses were as follows:

	March 31,	December 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$2,486	$1,851
Provision for credit losses	313	3,216
Charged-off loans	(2,228)	(7,424)
Recoveries-general	1,651	4,843

Balance at end of period	$2,222	$2,486

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

     Key economic assumptions used in determining the fair value of RISA at the time of securitization are as follows:

	March 31,	December 31,
	2004	2003
Prepayment rate (ABS Speed)	1.75	1.75
Cumulative credit losses	3.5% to 4.4%	3.5% to 4.4%
Average Contract life	1.67 to 1.76	1.67 to 1.76
Discount rate	10.8% to 11.0%	10.8% to 11.0%

     Key economic assumptions used in determining the fair value of the RISA at March 31, 2004, and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003
Prepayment rate (ABS Speed)	1.60 to 2.10	1.65 to 2.14
Cumulative credit losses	2.6% to 6.3%	2.8% to 6.6%
Discount rate	8.3% to 11.0%	8.5% to 11.0%

     The owner trusts incurred net credit losses of $12.0 million and $16.9 million related to the securitized Contracts above during the quarters ended March 31, 2004 and 2003, respectively.

     During the quarter ended March 31, 2003, the Company recorded an impairment loss of $5.1 million. There was no impairment during the first quarter of 2004. Impairment charges are netted against gain on sale as reported in the statement of income.

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

	March 31,	December 31,
	2004	2003
	(In thousands)
Cash held in spread accounts	$102,651	$108,667
Estimated undiscounted RISA cash flows	222,719	220,906
Off balance sheet allowance for losses	(97,231)	(101,894)
Discount to present value	(42,954)	(45,335)

Credit Enhancement Assets	$185,185	$182,344

Outstanding balance of Contracts sold through securitizations	$2,671,583	$2,643,431

NOTE 7 — NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is the dilutive effect of the Company’s potential common stock on net income per share.

	Quarter Ended March 31,
	2004	2003
	(In thousands, except net
	income per share)
Net income	$2,288	$732
Weighted average shares outstanding	5,256,341	5,086,793
Net effect of dilutive stock options/warrants	924,794	70,484

Fully diluted weighted average shares outstanding	6,181,135	5,157,277

Net income per share	$0.44	$0.14

Net income per share assuming full dilution	$0.37	$0.14

     As of March 31, 2004 and 2003, 0.1 million and 2.0 million of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were anti-dilutive.

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

	March 31,
	2004	2003
Risk free interest rate	3.0%	2.9%
Expected stock price volatility	82.0%	79.7%
Expected life of options	six years	four years
Expected dividends	none	none

     The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the three-month periods ended March 31:

	For the Quarters Ended,
	March 31,
	2004	2003
	(Dollars in Thousands,
	Except Per Share Data)
Net income, as reported (in thousands)	$2,288	$732
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$161	$111

Pro forma net income (in thousands)	$2,127	$621

Earnings per share: Basic — as reported	$0.44	$0.14
Basic — pro forma	$0.41	$0.12
Diluted — as reported	$0.37	$0.14
Diluted — pro forma	$0.34	$0.12

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

NOTE 10 — SUBSEQUENT EVENTS

     In April, the Company announced that its Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of its common stock. The shares will be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. In January 2004, a $20.0 million residual line with Credit Suisse First Boston (Europe) Limited, was extended through April 2004, at which time the Company renewed the line at the $20 million level for another year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $10.7 billion in Contracts and currently has relationships with over 12,000 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers serving many regions of the United States.

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

HEDGING ACTIVITIES

     The Contracts originated and held by the Company earn interest at a fixed rate and, accordingly, the Company has exposure to changes in interest rates during the warehouse period. The Company therefore employs a hedging strategy that is intended to minimize the risk of interest rate fluctuations. Such transactions involve the execution of forward interest rate swaps and/or the use of a pre-funding structure for securitizations.

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

     The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the RISA attributable to the risk of changing interest rates. The Company’s interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions. Interest rate swap agreements are unwound upon securitization, whereby the gain or loss on the hedge is recorded to income and the associated component of the gain or loss previously recorded in other comprehensive income in reversed. As of March 31, 2004, the Company had $150 million of forward interest rate swaps outstanding with a AA-rated counterparty.

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

RESULTS OF OPERATIONS

     The Company had net income of $2.3 million for the three-month period ended March 31, 2004, compared to net income of $0.7 million for the same period in 2003. The increase in net income was principally due to the increase in net gain on sale for the quarter, partially offset by a reduction in net interest income. The gain on the first quarter securitization increased to $9.1 million compared to a net gain of $4.1 million for the same period in 2003, after an impairment charge of 5.1 million. There was no impairment during the first quarter of 2004.

     Net Interest Income. Net interest income consists primarily of (1) the difference between the finance revenue earned on Contracts held on balance sheet during the warehousing period and the interest costs associated with the Company’s borrowings to purchase such Contracts; (2) the difference between income accreted on RISA and the interest costs associated with residual line borrowings secured by RISA and (3) interest and amortized fees charged in connection with the Company’s subordinated debt financings, capital lease obligations and the costs associated with hedging activities under the guidelines of FAS 133.

     Net interest income was $5.7 million for the quarter ended March 31, 2004, compared to $7.1 million for the same period in 2003. The decrease in net interest income for the period was due to a combined increase in interest expense incurred on the Company’s renewable unsecured subordinated notes and a reduction in finance revenue earned on Contracts held for investment and sale during the warehouse period. Interest expense in connection with the Company’s renewable unsecured subordinated notes increased $950 thousand, and was principally due to an increase in the balance of notes outstanding between the two periods. As of March 31, 2003, the balance of the renewable unsecured subordinated notes was $21.6 million, compared to $38.5 million as of March 31, 2004. Finance revenue earned on Contracts held for sale and investment decreased to $3.3 million for the three-month period ended March 31, 2004, versus $4.7 million for the same period in 2003. The reduction in finance revenue is principally due to a reduction in the weighted average interest rate on Contracts held for Sale and Investment during the warehouse period. For the three months ended March 31, 2004, the weighted average interest rate was 11.2%, versus 12.6% for three months ended March 31, 2003. The reduction in interest income for the quarter was partially offset by a reduction in interest expense on the Company’s residual lines of credit, stemming from a clean-up call executed on the 2002-A residual securitization in August of 2003. During the quarter, interest expense incurred on the residual lines of credit totaled $0.6 million, compared to $1.2 million for the same period in 2003.

     The Company has increased the fair value on certain of its outstanding securitization transactions through other comprehensive income on the statement of financial condition. The increase is principally due to the improved loss performance of certain securitization transactions, and may result in higher earnings on the RISA assets in future quarters. The table below depicts the major components of net interest income.

	For the Three Months Ended,
	March 31,
	2004	2003
	(Dollars in Thousands)
Income:
Finance Revenue (net of participation amortization)	$3,322	$4,673
RISA income	6,622	5,966

Total interest income	9,944	10,639
Expense:
Warehouse lines	1,208	1,039
Residual lines	628	1,198
Other Interest expense	2,360	1,262

Total interest expense	4,196	3,499

Net interest income	$5,748	$7,140

     Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of Contracts securitized. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts. Service fee income was $13.1 million and $13.2 million for the quarters ended March 31, 2004 and 2003, respectively. The decrease reflects the relative size of the serviced portfolio for the two periods and a decrease in late fees principally due to the improved performance of the serviced portfolio. As of March 31, 2004, and 2003, the Company’s serviced portfolio was $2.9 billion.

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

     The Company completed one securitization in the amount of $450 million during the quarter, resulting in a gain on sale of Contracts of $9.1 million or 2.0% of the dollar amount of Contracts securitized, compared to a securitization of $400 million during the first quarter of 2003, which resulted in a gain on sale of Contracts totaling $9.2 million or 2.3% of the dollar amount of the Contracts securitized. The decrease in gain recorded for 2004 was principally due to the decrease in the weighted average net spread realized. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets and the weighted average investor rate inclusive of all costs related to the transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities.

	2004-A	2003-A
Weighted average A.P.R	8.97%	9.79%
Projected loss rate (Annualized)	(2.05)	(2.21)
Service fee, dealer participation & other	(1.96)	(2.19)
Cost of funds, including investor rate	(2.93)	(3.24)

Net spread	2.03%	2.15%

     The Company recorded a $5.1 million pre-tax impairment charge on its RISA assets during the first quarter of 2003. There was no impairment of RISA during the first quarter of 2004.

     Provision for Credit Losses. The Provision for credit losses represents net credit losses incurred on Contracts held for Investment and the future provision based on the net change in Contracts held for Investment during the period. The provision for credit losses decreased to $313 thousand for the quarter ended March 31, 2004, compared to $858 thousand for the same period in 2003. The decrease is principally due to a decrease in Contracts held for investment from December 31, 2003 to March 31, 2004 versus an increase in Contracts held for investment between December 31, 2002 and March 31, 2003.

     Operating Expenses. The Company has made a significant effort to control operating expenses though renegotiation of existing service contracts and the further implementation of technology and automation, including the conversion of its loan accounting and collection systems to an in-house system and the development of an automated front-end credit application system. While these improvements have increased operating efficiencies, the Company has experienced an increase in charges associated with external collection agencies, insurance, legal services and health benefit charges creating a combined increase of approximately $1.8 million for the quarter ended March 31, 2004 versus March 31, 2003. Total operating expenses were $23.8 million for the quarter ended March 31, 2004, compared to $23.3 million for the same period in 2003.

     Salaries and Benefits Expense. The Company incurred salary and benefit expenses of $14.4 million for the quarter ended March 31, 2004, compared to $13.8 million for the same period in 2003. The increase is principally due to increases in health care costs and general insurance premiums along with higher bonus payments in connection with Contract purchases during the quarter versus 2003. Partially offsetting these increases, was a reduction in temporary staff agency charges of approximately $250 thousand, stemming from the renegotiation of long-term service contracts with temporary staff agencies and the reduction in the number of temporary employees.

     System and Servicing Expense. System and servicing expense was $1.2 million for the quarter ended March 31, 2004, an increase of approximately $263 thousand versus the quarter ended March 31, 2003. The increase is principally due to charges for consulting services in connection with the Company’s reorganization of its data lines and an increase in charges for billing and correspondence services. The Company uses an outside service provider for substantially all correspondence with its borrowers, including billing, adverse action notices, welcome letters and insurance notifications. The charges for these services are largely affected by the volume of Contracts purchased and the relative size of the serviced portfolio. For the quarter ended March 31, 2004, total Contracts purchased was $422.0 million, compared to $393.1 million for the three months ended March 31, 2003.

     Telephone and Data Line Expenses. Telephone and data line expenses remained at $0.8 million for the quarters ended March 31, 2004 and 2003. With the consolidation of many local telephone service providers, the Company was able to shift a large portion of its local and long distance services during 2003 to a single national provider and capitalize on volume discounts provided by the carrier.

Additionally, during 2003, management substantially completed a cost study of telephone usage by its branch network, and, as a result, adjusted the capacity of several branches to better match the required service needs.

     Depreciation Expense. Depreciation expense decreased to $0.5 million from $0.7 million for the quarter ended March 31, 2004. Substantially all of the system upgrades in connection with the Company’s corporate office relocation to Foothill Ranch during 1999 have been fully depreciated. The Company uses a three-year life and a straight-line depreciation method for most capital purchases. The Company will continue to invest in technology and infrastructure to support the serviced portfolio as a means to increase operating efficiencies.

     Other Operating Expenses. Other operating expenses include professional fees, marketing, supplies, facility related charges, insurance fees, collection fees and credit bureau fees. Other operating expenses were $4.0 million for the quarter ended March 31, 2004 versus $3.4 million for the same period in 2003. The increase in other operating expense is principally due to an increase in insurance and legal fees.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 40.0% for the first quarter of 2004 and 41.5% for the first quarter of 2003.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale are presented at the lower of cost or market value and totaled $172.6 million at March 31, 2004, compared to $195.3 million at December 31, 2003. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.2 million allowance for probable losses as of March 31, 2004 and a $2.5 million allowance as of December 31, 2003. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status or minimum balance or remaining term. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	For the Quarters Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2004	2003	2003	2003	2003
	(Dollars in Thousands)
Contracts purchased during period	$422,055	$392,107	$386,945	$424,575	$393,096
Average monthly volume during period	140,685	130,702	128,981	141,525	131,032
Contracts securitized during period.	450,000	400,000	400,000	400,000	400,000
Servicing portfolio at period end	2,847,039	2,843,446	2,849,201	2,894,435	2,894,883

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At March 31, 2004, delinquencies represented 0.84% of the amount of Contracts in its serviced portfolio compared to 1.37% at December 31, 2003. Net charge-offs as a percentage of the average serviced portfolio were 1.74% for the quarter ended March 31, 2004, compared to 2.39% for the quarter ended March 31, 2003. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores and an improvement in overall borrower statistics.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	March 31, 2004	December 31, 2003
	Amount	Amount
	(Dollars in Thousands)
Serviced portfolio	$2,847,039	$2,843,446
Delinquencies(1)(2)
30 - 59 days	$16,047	$28,084
60 - 89 days	3,440	5,889
90+ days	4,462	4,955

Total	$23,949	$38,928

Total delinquencies as a percent of Serviced portfolio	0.84%	1.37%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.46% and 0.58% at March 31, 2004 and December 31, 2003, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 0.82% and 0.90% at March 31, 2004 and December 31, 2003, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Average servicing portfolio(1)	$2,889,788	$2,901,503
Number of gross charge-offs	3,489	3,534
Gross charge-offs	$16,520	$20,893
Net charge-offs(2)	$12,587	$17,342
Annualized net charge-offs as a percent of average Servicing portfolio	1.74	2.39

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the cumulative net credit loss performance of each of the securitized pools outstanding for the period from the date of securitization through March 31, 2004, stated as a percentage of the original principal balance.

MONTH	99-A	99-B	99-C	99-D	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A	03-B	03-C	03-D	04-A
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.03%	0.03%	0.01%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.01%	0.00%	0.01%
4	0.05%	0.07%	0.06%	0.04%	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%	0.01%	0.01%	0.02%	0.01%	0.02%
5	0.11%	0.14%	0.16%	0.09%	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%	0.03%	0.02%	0.04%	0.03%	0.05%
6	0.21%	0.27%	0.28%	0.15%	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%	0.07%	0.07%	0.06%	0.08%	0.08%
7	0.35%	0.43%	0.47%	0.24%	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%	0.17%	0.17%	0.15%	0.11%	0.12%	0.11%
8	0.49%	0.60%	0.64%	0.43%	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%	0.23%	0.26%	0.30%	0.17%	0.21%	0.18%
9	0.63%	0.85%	0.83%	0.59%	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%	0.33%	0.34%	0.37%	0.24%	0.27%	0.23%
10	0.81%	1.07%	1.09%	0.76%	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%	0.44%	0.34%	0.41%	0.42%	0.44%	0.31%	0.35%
11	1.04%	1.34%	1.31%	0.99%	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%	0.51%	0.39%	0.49%	0.51%	0.51%	0.39%	0.42%
12	1.29%	1.56%	1.47%	1.20%	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%	0.59%	0.48%	0.58%	0.60%	0.59%	0.44%
13	1.49%	1.79%	1.62%	1.41%	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%	0.78%	0.69%	0.56%	0.68%	0.70%	0.67%	0.50%
14	1.72%	1.90%	1.77%	1.52%	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%	0.89%	0.77%	0.64%	0.75%	0.79%	0.75%	0.59%
15	1.90%	2.08%	2.00%	1.70%	2.25%	2.08%	1.93%	1.62%	1.47%	1.33%	1.00%	0.85%	0.74%	0.84%	0.89%	0.79%	0.67%
16	2.10%	2.23%	2.08%	2.00%	2.48%	2.26%	2.16%	1.86%	1.64%	1.43%	1.11%	0.94%	0.83%	0.93%	0.98%	0.88%
17	2.26%	2.42%	2.29%	2.17%	2.64%	2.42%	2.42%	2.04%	1.78%	1.55%	1.23%	1.03%	0.91%	1.02%	1.07%	0.99%
18	2.46%	2.63%	2.48%	2.40%	2.80%	2.69%	2.65%	2.20%	1.96%	1.67%	1.34%	1.10%	1.00%	1.10%	1.16%	1.07%
19	2.59%	2.71%	2.61%	2.61%	2.98%	2.96%	2.97%	2.41%	2.10%	1.80%	1.45%	1.19%	1.12%	1.16%	1.29%
20	2.71%	2.89%	2.73%	2.87%	3.25%	3.20%	3.25%	2.60%	2.25%	1.94%	1.58%	1.30%	1.20%	1.26%	1.38%
21	2.83%	3.08%	2.92%	3.05%	3.52%	3.44%	3.48%	2.75%	2.36%	2.09%	1.71%	1.39%	1.27%	1.34%	1.48%
22	2.88%	3.21%	3.07%	3.20%	3.69%	3.69%	3.70%	2.92%	2.49%	2.23%	1.84%	1.51%	1.39%	1.44%
23	3.03%	3.31%	3.22%	3.33%	3.91%	3.94%	3.95%	3.03%	2.61%	2.35%	1.92%	1.59%	1.49%	1.52%
24	3.21%	3.43%	3.32%	3.53%	4.12%	4.18%	4.18%	3.16%	2.75%	2.47%	2.02%	1.67%	1.60%	1.60%
25	3.28%	3.55%	3.43%	3.70%	4.32%	4.39%	4.37%	3.32%	2.86%	2.57%	2.13%	1.73%	1.69%
26	3.34%	3.67%	3.65%	3.88%	4.52%	4.57%	4.54%	3.45%	3.01%	2.67%	2.25%	1.80%	1.76%
27	3.47%	3.77%	3.79%	4.03%	4.71%	4.74%	4.74%	3.59%	3.12%	2.77%	2.33%	1.89%	1.82%
28	3.61%	3.88%	3.90%	4.22%	4.87%	4.91%	4.88%	3.71%	3.27%	2.87%	2.43%	1.96%
29	3.67%	4.01%	4.03%	4.42%	5.04%	5.07%	5.03%	3.86%	3.41%	2.96%	2.52%	2.01%
30	3.78%	4.14%	4.19%	4.58%	5.23%	5.22%	5.18%	4.00%	3.52%	3.04%	2.62%	2.06%
31	3.85%	4.25%	4.28%	4.71%	5.35%	5.36%	5.33%	4.09%	3.60%	3.11%	2.72%
32	3.96%	4.37%	4.43%	4.84%	5.48%	5.53%	5.43%	4.20%	3.69%	3.19%	2.81%
33	4.07%	4.49%	4.60%	4.98%	5.61%	5.67%	5.57%	4.28%	3.78%	3.28%	2.89%
34	4.18%	4.55%	4.71%	5.11%	5.74%	5.80%	5.67%	4.39%	3.87%	3.35%
35	4.25%	4.66%	4.83%	5.21%	5.85%	5.91%	5.77%	4.47%	3.93%	3.41%
36	4.32%	4.79%	4.95%	5.32%	5.96%	6.04%	5.90%	4.55%	4.03%
37	4.37%	4.86%	5.00%	5.46%	6.06%	6.15%	5.99%	4.64%	4.10%
38	4.44%	4.94%	5.07%	5.55%	6.16%	6.24%	6.09%	4.73%	4.16%
39	4.51%	5.00%	5.15%	5.63%	6.25%	6.35%	6.17%	4.81%
40	4.56%	5.05%	5.22%	5.71%	6.33%	6.43%	6.24%	4.85%
41	4.66%	5.12%	5.30%	5.78%	6.41%	6.53%	6.31%	4.91%
42	4.69%	5.17%	5.36%	5.84%	6.48%	6.60%	6.39%
43	4.72%	5.21%	5.42%	5.89%	6.54%	6.67%	6.47%
44	4.77%	5.23%		5.95%	6.59%	6.76%	6.53%
45				5.99%	6.62%	6.82%	6.60%
46				6.02%		6.86%

CREDIT ENHANCEMENT ASSETS

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

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts. Although the Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, the Company generated positive cash flow beginning in the fourth quarter of 2003 and expects to continue to generate positive cash flow on a quarterly basis provided the volume of Contract purchases remains steady on an annual basis. The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, proceeds from subordinated debt offerings, and cash from operating activities. Cash provided by operating activities was $41.2 million for the three months ended March 31, 2004, compared to $31.9 million used during the same period in 2003. During the first quarter of 2003, the Company executed two clean-up calls on outstanding securitizations in the amount of $74.2 million, compared to one clean-up call during the first quarter of 2004 in the amount of $40.8 million. The change in cash provided by operating activities is also largely dependent upon the amount of cash released from spread accounts, the timing and size of securitization transactions including whether they include pre-funding agreements and the size of securitizations executed relative to the volume of Contracts originated during the warehouse period.

     The Company continued to focus its efforts on building and maintaining its dealer relations through its existing branch locations and commenced operations in its newest dealer center located in New York as of April 1, 2004. Capital expenditures of $139 thousand and $551 thousand during the three-month periods ended March 31, 2004 and 2003, respectively, were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure.

     CP Facilities: As of March 31, 2004, the Company was party to two warehouse facilities. The Company has a warehouse facility of $300 million (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“Finco”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

     A subsidiary of the Company, Onyx Acceptance Receivables Corporation (“OARC”), has a $300 million warehouse facility with CDC Financial Products Inc. (“CDC”) and Wachovia Bank, N.A., which provides warehouse funding for the purchase or origination of Contracts and is used in concert with the Triple-A CP Facility. XL Capital Assurance Inc. provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow under the OARC CP Facility. The OARC CP Facility was renewed and expanded to $300 million in January 2004. The facility is now set to expire in January 2005.

     The Residual Lines: As of March 31, 2004, the Company, through a special purpose subsidiary of the Company, Onyx Acceptance Funding Corporation (“Fundco”), had three residual financing facilities:

•	A $35 million line with Merrill Lynch International, as buyer (“MLI”), and Merrill Lynch, Pierce, Fenner & Smith Inc., as agent (“Merrill”). The MLI facility was executed in April 2003. Each loan under the MLI line has a nine-month revolver period followed by a twelve-month amortization period.

•	A $20.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). In January 2004, the line was extended through April 2004, at which time the Company renewed the line at the $20 million level for another year.

•	A $30.0 million facility with Galleon Capital, LLC (“Galleon”) executed in January of 2004. The Galleon facility provides for a twelve-month revolving period followed by an accelerated amortization period.

The facilities described above are sometimes referred to herein as the “Residual Lines”.

     Residual Securitizations: As an additional source of funds, the Company has in the past utilized residual securitizations to pay down its residual financing facilities to increase the Company’s liquidity. During the first quarter of 2000, the Company securitized the residual cash flows from 15 of its then outstanding securitizations. The proceeds of this transaction were used by the Company to pay down two residual financing facilities and pay off another residual financing facility. The Company refinanced this residual securitization in the amount of $21.0 million during the second quarter of 2002 and in the amount of $9.2 million during the fourth quarter of 2002. During the first quarter of 2002, the Company completed its second residual interest securitization for the purpose of providing additional borrowing capacity under its Residual Lines. This transaction generated approximately $75.0 million in proceeds. The Company retired both of these residual securitizations in 2003.

     Subordinated Debt: As of March 31, 2004, the Company had outstanding approximately $50.5 million of subordinated debt, $12.0 million of which has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $38.5 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of March 31, 2004 was approximately 8.3%. The renewable notes have varying maturities ranging from three months to ten years.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of March 31, 2004.

SECURITIZATIONS

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risk Factors”. The table below provides information about the trust’s assets and liabilities as of March 31, 2004 and December 31, 2003.

	March 31,	December 31,
	2004	2003
	(In millions)
Total assets	$2,732	$2,750
Total liabilities	$2,628	$2,642

     The Company completed one AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $450 million during the first quarter of 2004. Since 1994, the Company has securitized $10.5 billion of its Contracts in 35 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company’s warehouse financing facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy or bond (the “Financial Guarantee Insurance Policy”) insuring the payment of principal and interest due on the asset-backed securities. The policies or bonds have been issued by MBIA Insurance Corporation or a predecessor and XL Capital Assurance Inc.

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

     The Company uses several strategies to minimize interest rate risk, including the utilization of derivative financial instruments, the regular securitization of Contracts and the use of pre-funding in securitization transactions. Pre-funding securitizations is the practice of issuing more asset-backed securities than the amount of Contracts initially sold to the securitization trust. The proceeds from the pre-funded portion are held in an escrow account until additional Contracts are sold to the trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, investor interest rates are locked in with respect to the Contracts subsequently delivered to the securitization trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to the subsequent delivery of Contracts and the interest rate paid on the portion of the securities proceeds related to the pre-fund amount.

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

     The Company remitted cash payments, net of expenses, of approximately $0.4 million during the first quarter of 2004 and $1.7 million during the first quarter of 2003 to settle forward interest rate swap agreements. These amounts were included in the gain on sale of Contracts in respective securitization transactions. Cash payments are recovered over time through a higher gross interest rate spread on the related securitization transaction, while cash receipts are offset through a lower gross interest rate spread on the related securitization transaction. As of March 31, 2004, the Company had $150.0 million of forward interest rate swap agreements outstanding.

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

ITEM 5. OTHER INFORMATION

FORWARD LOOKING STATEMENTS

     The preceding Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of the Company with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by consumers and demographics of the lending markets of the Company; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto finance operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions and (7) the availability and cost of warehouse and residual financing.

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

     We have historically operated on a negative cash flow basis. We generated positive cash flow beginning in the fourth quarter of 2003, and will likely continue to remain cash flow positive on a quarterly basis, provided the volume of Contract purchases remains steady on an annual basis. We have historically funded negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of subordinated debt. We cannot assure you, however, that (1) we will remain cash flow positive, (2) we will have access to capital markets in the future for equity, debt issuances or securitizations, or (3) financing through borrowings or other means will be available on acceptable terms to satisfy our cash requirements. If we are unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

     We Depend on Credit Enhancement.

     From inception through March 31, 2004, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy or bond in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

•	we will be able to continue to obtain credit enhancement in any form from our current providers;

•	we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

•	future securitizations will be similarly rated.

     We also rely on a financial guarantee insurance policy or bond to reduce our borrowing cost under the CP Facilities. If our current providers’ credit ratings are downgraded or if they withdraw the credit enhancement, we could be subject to higher interest costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

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

     We Are Subject to System Risks.

     The Company maintains an in-house loan accounting and collections system to service its loans. If issues with the in-house system arise in the future, we may be unable to acquire Contracts and service the outstanding portfolio. The failure of this system could materially and adversely affect our results of operations, financial condition and cash flows.

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

ITEM 2. PROPERTIES

     The Company did not own any real property at March 31, 2004. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri service center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood service center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE
4.2	Indenture dated as of February 11, 2002 between Onyx Acceptance Corporation and U.S. Bank National Association, as Indenture Trustee. (1)

4.2.1	Supplement No. 1 to Indenture dated as of January 29, 2004 between Onyx Acceptance Corporation and U.S. Bank National Association, as Indenture Trustee. (2)

10.147	Residual Loan and Security Agreement dated as of January 13, 2004 between Onyx Acceptance Funding Corporation, as Borrower, and Galleon Capital LLC, as Lender. *

10.148	Amended and Restated Credit Agreement, including Definitions list, dated as of January 29, 2004, among Onyx Acceptance Receivables Corporation, CDC Financial Products Inc., Eiffel Funding, LLC, Variable Funding Capital Corporation,Wachovia Bank, National Association and Wachovia Capital Markets, LLC.*

10.149	Amended and Restated Sale and Servicing Agreement dated January 29, 2004, between Onyx Acceptance Corporation and Onyx Acceptance Receivables Corporation.*

10.150	Amended and Restated Security Agreement, dated January 29, 2004, among Onyx Acceptance Receivables Corporation, Onyx Acceptance Corporation and JP Morgan Chase Bank.*

10.151	Amendment No. 1 to Distribution and Management Agreement dated as of January 29, 2004 between Onyx Acceptance Corporation, Sumner Harrington Ltd. and Sumner Harrington Agency, Inc. (2)

10.152	Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2004-A, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank in connection with the Onyx Acceptance Owner Trust 2004-A.(3)

10.153	Backup Servicing Agreement between the Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, JPMorgan Chase Bank, MBIA Insurance Corporation, Onyx Acceptance Owner Trust 2004-A and Systems & Services Technologies, Inc. dated as of February 17, 2004.(3)

21.1	Subsidiaries of the Registrant.*

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed March 1, 2002 (File No. 000-28050)

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed February 13, 2004 (File No. 000-28050)

(3)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed March 1, 2004 — (File No. 333-28893)

(b) REPORTS ON FORM 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION
Date: May 17, 2004	By:	/s/ JOHN W. HALL
John W. Hall
President, CEO and Principal Executive Officer

Date: May 17, 2004	By:	/s/ DON P. DUFFY
Don P. Duffy
Executive Vice President, CFO and Principal Financial Officer

EXHIBIT INDEX

10.147	Residual Loan and Security Agreement dated as of January 13, 2004 between Onyx Acceptance Funding Corporation, as Borrower, and Galleon Capital LLC, as Lender.

10.148	Amended and Restated Credit Agreement, including Definitions list, dated as of January 29, 2004, among Onyx Acceptance Receivables Corporation, CDC Financial Products Inc., Eiffel Funding, LLC, Variable Funding Capital Corporation,Wachovia Bank, National Association and Wachovia Capital Markets LLC.

10.149	Amended and Restated Sale and Servicing Agreement dated January 29, 2004, between Onyx Acceptance Corporation and Onyx Acceptance Receivables Corporation.

10.150	Amended and Restated Security Agreement, dated January 29, 2004, among Onyx Acceptance Receivables Corporation, Onyx Acceptance Corporation and JP Morgan Chase Bank.

21.1	Subsidiaries of the Registrant.

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.