Form 10-Q
period 2004-06-30
ONYX ACCEPTANCE CORP
filed 2004-08-13
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

YES ☐   NO ☒

     As of August 12, 2004 there were 5,237,044 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2004	2003
	(DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents	$31,552	$15,434
Restricted cash	1,489	500
Credit enhancement assets, at fair value	181,634	182,344
Contracts held for sale	150,291	195,347
Contracts held for investment (net of allowance)	8,966	8,812
Other assets	13,911	11,378

Total assets	$387,843	$413,815
LIABILITIES
Accounts payable	$40,866	$21,064
Debt:
Warehouse lines	127,200	183,008
Residual lines	28,290	30,697
Subordinated financing	51,362	51,077

Total debt	206,852	264,782
Other liabilities	54,418	48,050

Total liabilities	302,136	333,896
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,192,417 as of June 30, 2004 and 5,141,566 as of December 31, 2003	52	51
Paid in capital	31,088	32,880
Retained earnings	39,079	33,561
Accumulated other comprehensive income, net of tax	15,488	13,427

Total equity	85,707	79,919

Total liabilities and equity	$387,843	$413,815

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Interest income	$11,023	$10,831	$20,967	$21,470
Interest expense-warehouse and residual lines	2,001	2,168	3,836	4,405
Interest expense-other	2,113	1,482	4,474	2,744

Net interest income	6,909	7,181	12,657	14,321
Gain on sale of contracts (net)	7,516	5,205	16,591	9,332
Service fee income	14,310	13,188	27,403	26,426

Total Revenues	28,735	25,574	56,651	50,079
EXPENSES:
Provision for credit losses	442	396	755	1,254
OPERATING EXPENSES:
Salaries and benefits	14,471	13,984	28,900	27,762
Systems and servicing	1,078	1,100	2,289	2,048
Telephone and data lines	539	772	1,346	1,585
Depreciation	416	626	871	1,310
General and administrative expenses	5,482	7,121	12,370	13,293

Total Operating Expenses	21,986	23,603	45,776	45,998

Total Expenses	22,428	23,999	46,531	47,252

Income before income taxes	6,307	1,575	10,120	2,827
Income Taxes	2,554	654	4,079	1,174

Net Income	$3,753	$921	$6,041	$1,653

Net Income per share - Basic	$0.71	$0.18	$1.15	$0.32
Net Income per share - Diluted	$0.60	$0.17	$0.97	$0.31
Basic Shares Outstanding	5,259,141	5,088,806	5,257,741	5,087,800
Diluted Shares Outstanding	6,295,642	5,383,121	6,238,389	5,270,199

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED OTHER
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	INCOME
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL
BALANCE, DECEMBER 31, 2003	5,142	$51	$32,880	$33,561	$13,427	$79,919
Issuance of Common Stock	217	2	724			726
Repurchase of Common Stock	(167)	(1)	(2,516)			(2,517)
Dividends Paid				(523)		(523)
Comprehensive income:
Unrealized gain in credit enhancement assets, net of tax of $1.5 million					2,147	2,147
Deferred loss on derivatives, net of tax of $61 thousand					(86)	(86)
Net income				6,041		6,041

Total comprehensive income						8,117

BALANCE, JUNE 30, 2004	5,192	$52	$31,088	$39,079	$15,488	$85,707

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
		2003
	2004	(Restated)
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$77,950	$(28,432)
INVESTING ACTIVITIES:
Cash used for purchases of property and equipment	(273)	(703)
FINANCING ACTIVITIES:
Proceeds from exercise of employee options	726	28
Repurchase of Common Stock	(2,517)
Payments on capital lease obligations	(326)	(299)
Dividends paid	(522)
Payments on residual lines of credit	(22,407)	(29,428)
Proceeds from drawdown on residual lines of credit	20,000	23,500
Paydown of warehouse lines related to securitizations	(867,750)	(780,102)
Proceeds from warehouse lines	811,941	808,602
Proceeds from issuance of subordinated debt	6,956	15,708
Principal payments on subordinated debt	(6,671)	(4,421)

Net cash provided by financing activities	(58,053)	33,588

Increase (decrease) in cash and cash equivalents	17,107	4,453
(Increase) Decrease in restricted cash	(989)	2,611
Cash and cash equivalents at beginning of period	15,434	8,231

Cash and cash equivalents at end of period	$31,552	$15,295

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

     Onyx Acceptance Corporation, a Delaware Corporation, (“Onyx”), and its wholly owned special purpose finance subsidiaries, Onyx Acceptance Financial Corporation (“OAFC”), Onyx Acceptance Funding Corporation (“OFC”), and Onyx Acceptance Receivables Corporation (“OARC”), its wholly owned subsidiary, ABNI Inc. (“ABNI”), and its majority owned subsidiary, C .U. Acceptance Corporation (“CUAC”), (collectively, the “Company”), is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the “Contracts”). Onyx was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx provides an independent source to automobile dealers to finance their customers’ purchases of new and used vehicles throughout the United States. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of credit applications.

RECLASSIFICATION

     Certain amounts in the 2003 periods’ condensed consolidated statements have been reclassified to conform to the corresponding 2004 presentation.

     The table below presents the reclassifications made:

	As of	As of
	June 30,	June 30,
	2003	2003
	As reported	Reclassified
	(Dollars in thousands)
Cash and cash equivalents	1,762	15,294
Contracts held for sale	196,823	203,697
Credit enhancement assets	171,319	178,917
Total Assets	388,049	416,053
Accounts payable	19,248	38,525
Residual lines	41,322	43,175
Other Liabilities	29,197	36,071
Total Liabilities	323,008	351,012

NOTE 2 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

USE OF ESTIMATES

     In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. The more significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the credit enhancement assets and the gain on sale of Contracts. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount rates. The Company uses a combination of its own historical experience and expectation of future performance to determine such estimates. Actual results may differ from the Company’s estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles.

NOTE 3 — RESTRICTED CASH

     The Company’s restricted cash balance may, from time to time, consist of one or more of the following components: funds held in reserve accounts supporting an on balance sheet residual transaction or backup servicing arrangement; cash collateral to meet margin requirements related to hedging activities; and cash collateral to cure potential borrowing base deficiencies associated with the Company’s warehouse lines.

NOTE 4 — CONTRACTS HELD FOR SALE

     Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include Contracts reacquired upon the exercise of securitization clean up calls and available for sale as part of future securitizations. At the time of such calls, any unamortized Retained Interest in Securitized Assets (“RISA”) balance, net of associated other comprehensive income remaining in stockholders’ equity, is reclassified from credit enhancement assets and accounted for as loan premium on the reacquired Contracts. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the Contracts. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (1.75 ABS) over the estimated remaining contractual life of the Contracts at the date such Contracts are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the Contracts.

     Contracts held for sale consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Gross Contracts held for sale	$144,649	$189,561
Less unearned interest	(1,392)	(844)

Net Contract balance	143,257	188,717
Loan Premium	5,886	4,853

Contracts held for sale	149,143	193,570
Dealer participation	1,148	1,777

Total	$150,291	$195,347

     As of June 30, 2004 and December 31, 2003, 24% and 26% of Contracts held for sale were originated in California, respectively.

     Contracts serviced by the Company totaled approximately $3.3 billion and $3.0 billion at June 30, 2004 and December 31, 2003, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE 5 — CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.5 million allowance for probable losses at June 30, 2004 and a $2.5 million allowance at December 31, 2003. Amounts held for investment include Contracts that do not qualify for securitizations as a result of delinquency status, minimum balance or minimum remaining term. Contracts held for investment are carried at amortized cost reduced by a valuation allowance for credit losses inherent in the portfolio as of the balance sheet date.

     Contracts held for investment consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Gross Contracts held for investment	$11,504	$11,312
Less unearned interest	(9)	(14)

Contracts held for investment	11,495	11,298
Allowance for credit losses	(2,529)	(2,486)

Total	$8,966	$8,812

     Changes in the allowance for credit losses were as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$2,486	$1,851
Provision for credit losses	755	3,216
Charged-off loans	(4,299)	(7,424)
Recoveries-general	3,587	4,843

Balance at end of period	$2,529	$2,486

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

     Key economic assumptions used in determining the fair value of RISA at the time of securitization are as follows:

	For the Period Ended	For the Period Ended
	June 30,	December 31,
	2004	2003
Prepayment rate (ABS Speed)	1.75	1.75
Cumulative credit losses	3.5%	3.5% to 4.4%
Average Contract life	1.71 to 1.73	1.67 to 1.76
Discount rate	11.0 to 11.7%	10.8% to 11.0%

     Key economic assumptions used in determining the fair value of the RISA at June 30, 2004, and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003
Prepayment rate (ABS Speed)	1.60 to 2.05	1.65 to 2.14
Cumulative credit losses	2.4% to 4.8%	2.8% to 6.6%
Discount rate	9.0% to 11.7%	8.5% to 11.0%

     The outstanding owner trusts incurred net credit losses of $9.3 million and $15.2 million related to the securitized Contracts above during the quarters ended June 30, 2004 and 2003, respectively.

     During the quarter and six month period ended June 30, 2003, the Company recorded an impairment loss of $5.1 million and $8.3 million, respectively. There was no impairment during the first half of 2004. Impairment charges are netted against gain on sale as reported in the statement of income.

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

	June 30,	December 31,
	2004	2003
	(In thousands)
Cash held in spread accounts	$105,151	$108,667
Estimated undiscounted RISA cash flows	201,322	220,906
Off balance sheet allowance for losses	(97,748)	(101,894)
Discount to present value	(27,091)	(45,335)

Credit Enhancement Assets	$181,634	$182,344

Outstanding balance of Contracts sold through securitizations	$2,694,525	$2,643,431

NOTE 7 — NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is the dilutive effect of the Company’s potential common stock on net income per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Net Income	$3,753	$921	$6,041	$1,653

Weighted average shares outstanding	5,259	5,089	5,258	5,087
Net effect of dilutive stock options/warrants	1,037	294	980	183

Diluted weighted average shares outstanding	6,296	5,383	6,238	5,270

Net income per share:
Basic EPS	$0.71	$0.18	$1.15	$0.32

Diluted EPS	$0.60	$0.17	$0.97	$0.31

     As of June 30, 2004 and 2003, 0.2 million and 1.2 million of combined options and warrants, respectively, were not included in the calculation of full dilution, as they were anti-dilutive.

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

	June 30,
	2004	2003
Risk free interest rate	3.0%	2.9%
Expected stock price volatility	82.0%	79.7%
Expected life of options	six years	four years
Expected dividends	none	none

     The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the three-month periods ended June 30:

	For the Quarters Ended,		For the Six Months Ended,
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported (in thousands)	$3,753	$921	$6,041	$1,653
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$149	$111	$310	$222

Pro forma net income (in thousands)	$3,604	$810	$5,731	$1,431

Earnings per share:
Basic — as reported	$0.71	$0.18	$1.15	$0.32
Basic — pro forma	$0.69	$0.16	$1.09	$0.28
Diluted — as reported	$0.60	$0.17	$0.97	$0.31
Diluted — pro forma	$0.57	$0.15	$0.92	$0.27

NOTE 9 — STOCK REPURCHASES

     In April, the Company announced that its Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of its common stock. The shares will be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2004, the Company repurchased approximately 166,000 shares or $2.5 million in open market transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $11.1 billion in Contracts and currently has relationships with over 12,000 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers serving many regions of the United States.

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

     The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the RISA attributable to the risk of changing interest rates. The Company’s interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions. Interest rate swap agreements are unwound upon securitization, whereby the gain or loss on the hedge is recorded to income and the associated component of the gain or loss previously recorded in other comprehensive income in reversed. As of June 30, 2004, the Company had $150 million of forward interest rate swaps outstanding.

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

RESULTS OF OPERATIONS

     The Company had net income of $3.7 million for the three-month period ended June 30, 2004, compared to net income of $0.9 million for the same period in 2003. For the six-month period ended June 30, 2004, net income was $6.0 million, versus $1.7 million for the same period in 2003. The increase in net income was due to an increase in gains recorded on securitizations and service fee income. Additionally, collection related operating expenses decreased due to the improved performance of the serviced portfolio.

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

     Net interest income was $6.9 million for the quarter ended June 30, 2004, compared to $7.2 million for the same period in 2003. For the six-month period ended June 30, 2004, net interest income was $12.7 million, versus $14.3 million for the same period in 2003. The decrease in net interest income for the three and six-month periods ended June 30, 2004 was principally due to an increase in interest expense incurred on the Company’s renewable unsecured subordinated notes as a result of an increase in the balance of the notes outstanding between the two periods. As of June 30, 2004, the balance of the renewable unsecured subordinated notes was $39.4 million, compared to $26.7 million as of June 30, 2003. Interest expense in connection with the Company’s renewable unsecured subordinated notes increased $0.5 million and $1.4 million for the three and six-month periods ended June 30, 2004, respectively. These increases were partially offset by a corresponding decrease in interest expense related to the Company’s residual lines of credit, stemming from a clean-up call executed on the Company’s 2002-A residual securitization in August of 2003. During the quarter and six-month period ended June 30, 2004, interest expense incurred on the residual lines of credit totaled $0.6 million and $1.2 million, compared to $0.9 million and $2.1 million for the same periods in 2003.

     The table below depicts the major components of net interest income.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in Thousands)
Income:
Finance Revenue (net of participation amortization)	$4,394	$4,668	$7,716	$9,341
RISA income	6,629	6,163	13,251	12,129

Total interest income	11,023	10,831	20,967	21,470
Expense:
Warehouse lines	1,402	1,235	2,610	2,274
Residual lines	599	933	1,227	2,131
Other interest expense	2,113	1,482	4,473	2,744

Total interest expense	4,114	3,650	8,310	7,149

Net interest income	$6,909	$7,181	$12,657	$14,321

     The Company has increased the fair value on certain of its outstanding securitization transactions through other comprehensive income on the statement of financial condition. The increase is principally due to the improved loss performance of certain securitization transactions, and may result in higher earnings on the RISA assets in future quarters.

     Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of the serviced Portfolio. The Company also earns servicing fees on Contracts originated through its Onyx Gold program. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts. Service fee income was $14.3 million and $27.4 million for the quarter and six-month periods ended June 30, 2004, compared to $13.2 million and $26.4 million for the same periods in 2003, respectively. The increase reflects the additional revenue generated from the Onyx Gold program. During the three and six-month period ended June 30, 2004, the Gold program generated $0.7 million and $1.8 million in service fees, respectively. As of June 30, 2004, and 2003, the Company’s Gold portfolio was $631.6 million and $0.9 million, respectively.

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

     The Company completed one securitization in the amount of $450 million during the quarter, resulting in a gain on sale of Contracts of $7.5 million or 1.7% of the dollar amount of Contracts securitized, compared to a securitization of $400 million during the second quarter of 2003, which resulted in a gross gain on sale of Contracts totaling $8.3 million or 2.1% of the dollar amount of the Contracts securitized. The decrease in gain recorded for 2004 was principally due to the decrease in the weighted average net spread realized. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets and the weighted average investor rate inclusive of all costs related to the transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities.

     The table below depicts the major components of net spread.

	2004-A	2004-B	2003-A	2003-B
Weighted average A.P.R.	8.97%	8.90%	9.79%	9.14%
Projected loss rate	(2.05)	(2.02)	(2.21)	(2.20)
Service fee, dealer participation & other	(1.96)	(2.02)	(2.19)	(2.01)
Cost of funds, including investor rate	(2.93)	(3.08)	(3.24)	(2.78)

Net spread	2.03%	1.78%	2.15%	2.15%

     The Company recorded $5.1 and $3.1 million pre-tax impairment charges on its RISA assets during the first and second quarters of 2003, respectively. There was no impairment of RISA during the first and second quarters of 2004.

     Provision for Credit Losses. The provision for credit losses represents net credit losses incurred on Contracts held for Investment and the future provision based on the net change in Contracts held for Investment during the period. The provision for credit losses increased to $442 thousand for the quarter ended June 30, 2004, compared to $396 thousand for the same period in 2003. For the six-month period ended June 30, 2004, the provision for credit losses was $755 thousand, versus $1.3 million for the same period in 2003.

     The table below depicts the components of the provision for the relative periods

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
		(In Thousands)
Net change in Contracts held for Investment	$1,398	($1,025)	$197	$647

Net Charge-offs-(Contracts held for Investment)	$135	$621	$712	$1,113
Future Provision	307	(225)	43	141

Balance at end of period	$442	$396	$755	$1,254

     Operating Expenses. For the three and six-month periods ended June 30, 2004, total operating expenses were $22.0 million and $45.8 million, versus $23.6 million and $46.0 million for the same periods in 2003. Total operating expenses as a percent of the managed portfolio decreased to 2.6%, versus 3.26% for the quarter ended June 31, 2003. For the six-month period ended June 30, 2004, operating expenses as a percent of the managed portfolio was 2.8%, versus 3.1% for the same period in 2003. (The managed portfolio includes contracts held for sale and investment, contracts sold on a whole loan basis and outstanding securitized contracts).

     The Company has made a significant effort to control operating expenses through renegotiation of existing service contracts and the further implementation of technology and automation, including the conversion of its loan accounting and collection systems to an in-house system and the implementation of an automated front-end credit application system. Higher health care and general insurance premiums contributed to increases in salary and benefit expenses during the quarter, which was partially offset by reductions in temporary staff agency charges during the quarter and six-month period ended June 30, 2004. These reductions stem from the renegotiation of long-term service contracts with temporary staff agencies and the reduction in the number of temporary employees. The Company shifted a large portion of its local and long distance services during 2003 to a single national provider as a means to capitalize on volume discounts provided by the carrier. Additionally, during 2003, management completed a cost study of telephone usage by its branch network, and, as a result, adjusted the capacity of several branches to better match the required service needs. Assuming no additional reduction in local and long distance rates, the Company expects these charges to increase relative to the growth of the managed portfolio. Other operating expenses include professional fees, marketing, supplies, facility related charges, insurance fees, collection fees and credit bureau fees. The decrease in other operating expense is principally due to reductions in collection related charges as a result of the improved performance of the serviced portfolio.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 40.0% for the first and second quarters of 2004 and 41.5% for the first and second quarters of 2003.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale are presented at the lower of cost or market value and totaled $150.3 million at June 30, 2004, compared to $195.3 million at December 31, 2003. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $2.5 million allowance for probable losses as of June 30, 2004 and a $2.5 million allowance as of December 31, 2003. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status, minimum balance or remaining term. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	For the Quarters Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2004	2004	2003	2003	2003
		(Dollars in Thousands)
Contracts purchased during period	$425,745	$422,055	$392,107	$386,945	$424,575
Contracts purchased during period-Gold program	$261,915	$257,753	$143,285	$70,904	$957
Average combined monthly volume during period	229,220	226,603	178,464	152,617	141,844
Contracts securitized during period	450,000	450,000	400,000	400,000	400,000
Servicing portfolio at period end	2,849,279	2,847,039	2,843,446	2,849,201	2,894,435
Managed portfolio at period end	3,480,864	3,271,617	3,041,726	2,918,122	2,895,368

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At June 30, 2004, 30+ day delinquencies represented 0.90% of the amount of Contracts in its serviced portfolio compared to 1.37% at December 31, 2003. Net charge-offs as a percentage of the average serviced portfolio were 1.33% for the quarter ended June 30, 2004, compared to 2.19% for the quarter ended June 30, 2003. For the six-month periods ended June 30, 2004 and 2003, net charge-off as a percentage of the average serviced portfolio were 1.55% and 2.39%, respectively. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores and an improvement in overall borrower statistics.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	June 30, 2004	December 31, 2003
	Amount	Amount
	(Dollars in Thousands)
Serviced portfolio	$2,849,279	$2,843,446
Delinquencies(1)(2)
30 - 59 days	$18,319	$28,084
60 - 89 days	4,136	5,889
90+ days	3,213	4,955

Total	$25,668	$38,928

Total delinquencies as a percent of Serviced portfolio	0.90%	1.37%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.37% and 0.58% at June 30, 2004 and December 31, 2003, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 0.80% and 0.90% at June 30, 2004 and December 31, 2003, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in Thousands)
Average servicing portfolio(1)	$2,842,317	$2,892,493	$2,844,977	$2,896,998
Number of gross charge-offs	2,738	3,476	6,227	7,010
Gross charge-offs	$13,468	$19,092	$29,987	$41,355
Net charge-offs(2)	$9,461	$15,836	$22,047	$34,548
Annualized net charge-offs as a percent of average Servicing portfolio	1.33%	2.19%	1.55%	2.39%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the cumulative net credit loss performance of each of the securitized pools outstanding for the period from the date of securitization through June 30, 2004, stated as a percentage of the original principal balance.

MONTH

1	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A	03-B	03-C	03-D	04-A	04-B
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.01%	0.00%	0.01%	0.02%
5	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%	0.01%	0.01%	0.02%	0.01%	0.02%	0.05%
6	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%	0.03%	0.02%	0.04%	0.03%	0.05%	0.09%
7	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%	0.07%	0.07%	0.06%	0.08%	0.08%
8	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%	0.17%	0.17%	0.15%	0.11%	0.12%	0.11%	0.15%
9	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%	0.23%	0.26%	0.30%	0.17%	0.21%	0.18%	0.21%
10	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%	0.33%	0.34%	0.37%	0.24%	0.27%	0.23%	0.27%
11	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%	0.44%	0.34%	0.41%	0.42%	0.44%	0.31%	0.35%	0.31%
12	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%	0.51%	0.39%	0.49%	0.51%	0.51%	0.39%	0.42%	0.35%
13	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%	0.59%	0.48%	0.58%	0.60%	0.59%	0.44%	0.49%	0.42%
14	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%	0.78%	0.69%	0.56%	0.68%	0.70%	0.67%	0.50%	0.54%
15	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%	0.89%	0.77%	0.64%	0.75%	0.79%	0.75%	0.59%	0.60%
16	2.25%	2.08%	1.93%	1.62%	1.47%	1.33%	1.00%	0.85%	0.74%	0.84%	0.89%	0.79%	0.67%
17	2.48%	2.26%	2.16%	1.86%	1.64%	1.43%	1.11%	0.94%	0.83%	0.93%	0.98%	0.88%	0.74%
18	2.64%	2.42%	2.42%	2.04%	1.78%	1.55%	1.23%	1.03%	0.91%	1.02%	1.07%	0.99%	0.81%
19	2.80%	2.69%	2.65%	2.20%	1.96%	1.67%	1.34%	1.10%	1.00%	1.10%	1.16%	1.07%	0.89%
20	2.98%	2.96%	2.97%	2.41%	2.10%	1.80%	1.45%	1.19%	1.12%	1.16%	1.29%	1.15%
21	3.25%	3.20%	3.25%	2.60%	2.25%	1.94%	1.58%	1.30%	1.20%	1.26%	1.38%	1.22%
22	3.52%	3.44%	3.48%	2.75%	2.36%	2.09%	1.71%	1.39%	1.27%	1.34%	1.48%	1.30%
23	3.69%	3.69%	3.70%	2.92%	2.49%	2.23%	1.84%	1.51%	1.39%	1.44%	1.60%
24	3.91%	3.94%	3.95%	3.03%	2.61%	2.35%	1.92%	1.59%	1.49%	1.52%	1.69%
25	4.12%	4.18%	4.18%	3.16%	2.75%	2.47%	2.02%	1.67%	1.60%	1.60%	1.76%
26	4.32%	4.39%	4.37%	3.32%	2.86%	2.57%	2.13%	1.73%	1.69%	1.66%
27	4.52%	4.57%	4.54%	3.45%	3.01%	2.67%	2.25%	1.80%	1.76%	1.73%
28	4.71%	4.74%	4.74%	3.59%	3.12%	2.77%	2.33%	1.89%	1.82%	1.77%
29	4.87%	4.91%	4.88%	3.71%	3.27%	2.87%	2.43%	1.96%	1.93%
30	5.04%	5.07%	5.03%	3.86%	3.41%	2.96%	2.52%	2.01%	1.99%
31	5.23%	5.22%	5.18%	4.00%	3.52%	3.04%	2.62%	2.06%	2.02%
32	5.35%	5.36%	5.33%	4.09%	3.60%	3.11%	2.72%	2.09%
33	5.48%	5.53%	5.43%	4.20%	3.69%	3.19%	2.81%	2.14%
34	5.61%	5.67%	5.57%	4.28%	3.78%	3.28%	2.89%	2.19%
35	5.74%	5.80%	5.67%	4.39%	3.87%	3.35%	2.92%
36	5.85%	5.91%	5.77%	4.47%	3.93%	3.41%	2.97%
37	5.96%	6.04%	5.90%	4.55%	4.03%	3.48%	3.00%
38	6.06%	6.15%	5.99%	4.64%	4.10%	3.51%
39	6.16%	6.24%	6.09%	4.73%	4.16%	3.56%
40	6.25%	6.35%	6.17%	4.81%	4.20%
41	6.33%	6.43%	6.24%	4.85%	4.24%
42	6.41%	6.53%	6.31%	4.91%	4.28%
43	6.48%	6.60%	6.39%	4.95%
44	6.54%	6.67%	6.47%	4.98%
45	6.59%	6.76%	6.53%	5.02%
46	6.62%	6.82%	6.60%
47		6.86%

CREDIT ENHANCEMENT ASSETS

     Retained interest in securitized assets (“RISA”) capitalized upon securitization of Contracts represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors less contractually specified servicing and guarantor fees and projected credit losses, after giving effect to estimated prepayments.

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

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts. Although the Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, the Company generated positive cash flow beginning in the fourth quarter of 2003 and expects to continue to generate positive cash flow on a quarterly basis provided the volume of Contract purchases remains steady on an annual basis. The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, proceeds from subordinated debt offerings, and cash from operating activities. Cash provided by operating activities was $77.9 million for the six months ended June 30, 2004, compared to $28.4 million used during the same period in 2003. During the first half of 2003, the Company executed two securitizations in the amount of $800 million, compared to two securitizations during the first half of 2004 in the amount of $900 million. The change in cash provided by operating activities is also largely dependent upon the amount of cash released from spread accounts, the timing of securitization transactions (including whether they include pre-funding agreements) and the size of securitizations executed relative to the volume of Contracts originated during the warehouse period.

     The Company continues to focus its efforts on building and maintaining its dealer relations through its existing branch locations and commenced operations in its newest dealer center located in New York as of April 1, 2004. Capital expenditures of $273 thousand and $703 thousand during the six-month periods ended June 30, 2004 and 2003, respectively, were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure.

     CP Facilities: As of June 30, 2004, the Company was party to two warehouse facilities. The Company has a warehouse facility of $300 million (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“OAFC”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers.

     A subsidiary of the Company, Onyx Acceptance Receivables Corporation (“OARC”), has a $300 million warehouse facility with CDC Financial Products Inc. (“CDC”) and Wachovia Bank, N.A., which provides warehouse funding for the purchase or origination of Contracts and is used in concert with the Triple-A CP Facility. XL Capital Assurance Inc. provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow under the OARC CP Facility. The facility expires in January 2005. The Triple-A CP Facility and the OARC CP Facility are sometimes referred to herein as the “CP Facilities.”

     The Residual Lines: As of June 30, 2004, the Company, through a special purpose subsidiary of the Company, Onyx Acceptance Funding Corporation (“OFC”), had three residual financing facilities:

•	A $35 million line with Merrill Lynch International, as buyer (“MLI”), and Merrill Lynch, Pierce, Fenner & Smith Inc., as agent (“Merrill”). The MLI facility was renewed for another year in April 2004. Each loan under the MLI line has a nine-month revolver period followed by a twelve-month amortization period.

•	A $20.0 million facility with Credit Suisse First Boston (Europe) Limited, as buyer (“CSFB-Europe”), and Credit Suisse First Boston Corporation, as agent (“CSFB”). In April 2004, this facility was renewed for another year.

•	A $30.0 million facility with Galleon Capital, LLC (“Galleon”) executed in January of 2004. The Galleon facility provides for a twelve-month revolving period followed by an accelerated amortization period.

The facilities described above are sometimes referred to herein as the “Residual Lines”.

     Subordinated Debt: As of June 30, 2004, the Company had outstanding approximately $51.4 million of subordinated debt, $12.0 million of which has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $39.4 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of June 30, 2004 was approximately 8.0%. The renewable notes have varying maturities ranging from three months to ten years.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of June 30, 2004.

SECURITIZATIONS

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risk Factors”. The table below provides information about the outstanding trusts’ assets and liabilities as of June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003
	(In millions)
Total assets	$2,800	$2,750
Total liabilities	$2,702	$2,642

     The Company completed one AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $450 million during the second quarter of 2004. Since 1994, the Company has securitized approximately $11.0 billion of its Contracts in 36 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company’s warehouse financing facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

     To improve the level of profitability from the sale of securitized Contracts, the Company arranges for credit enhancement to achieve an improved credit rating on the asset-backed securities issued. This credit enhancement has taken the form of a financial guaranty insurance policy or bond (the “Financial Guarantee Insurance Policy”) insuring the payment of principal and interest due on the asset-backed securities. The policies or bonds have been issued by MBIA Insurance Corporation (or a predecessor) and XL Capital Assurance Inc.

     The Company receives servicing fees for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to the future excess cash flows arising from the trusts. Generally, the Company sells the Contracts at face value and without recourse, except that certain representations and warranties with respect to the Contracts are provided by the Company as the servicer and OAFC as the seller to the trusts.

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

     Management monitors the Company’s hedging activities on a frequent basis to ensure that the value of hedges, their correlation to the Contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The Company’s hedging strategy requires estimates by management of monthly Contract acquisition volume and timing of its securitizations. If such estimates are materially inaccurate, then the Company’s gain on sales of Contracts and results of operations and cash flows could be adversely affected. The amount and timing of hedging transactions are determined by senior management based upon the amount of Contracts purchased and the interest rate environment. Senior management currently expects to hedge substantially all of its Contract originations pending securitization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company’s ability to manage interest rate risk. First, Contracts are purchased at fixed interest rates, while the amounts borrowed under the warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in a securitization is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the Contracts purchased by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date Contracts are purchased and the completion and pricing of the related securitization transaction.

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

     The Company received cash payments, net of expenses, of approximately $4.3 million during the second quarter of 2004 and remitted cash payments, net of expenses, of approximately $1.6 million during the second quarter of 2003 to settle forward interest rate swap agreements. These amounts were included in the gain on sale of Contracts in the related securitization transactions. Cash payments are recovered over time through a higher gross interest rate spread on the related securitization transaction, while cash receipts are offset through a lower gross interest rate spread on the related securitization transaction. As of June 30, 2004, the Company had $150.0 million of forward interest rate swap agreements outstanding.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table presents the total number of shares repurchased during the second quarter of fiscal 2004, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that were available for repurchase as of June 30, 2004, pursuant to the $5.0 million share repurchase program:

	(a)	(b)	(c)	(d)

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans	Plans or
Period	Shares Purchased(1)	Paid per Share	or Programs	Programs(2)
April 1 through April 30	—	—	—	$5.0 Million
May 1 through May 31	186,761	$14.73	146,868	$2.8 Million
June 1 through June 30	19,500	$15.65	19,500	$2.5 Million

Total	206,261	$14.81	166,368

(1)	39,893 shares were purchased on the open market in May 2004 to provide shares to participants in the Onyx Acceptance Corporation 401(k) Plan as a matching contribution.

(2)	The Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $5.0 million of the Company’s Common Stock in February 2004. The repurchase program does not have an expiration date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 26, 2004 (the “Meeting”). At the Meeting, the stockholders were asked to vote on certain Company proposals.

1. Election of directors.

     The stockholders elected the director nominees, John W. Hall and Thomas C. Stickel, to serve for a three year term expiring at the Annual Meeting in the year 2007.

	VOTES FOR	VOTES AGAINST	ABSTENTIONS
THE VOTING WENT AS FOLLOWS:
John W. Hall	4,224,068	0	149,974
Thomas C. Stickel	4,224,068	0	149,974

2. Ratification of the selection of independent accountants.

     The proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was also approved by the stockholders.

	VOTES FOR	VOTES AGAINST	ABSTENTIONS
THE VOTING WENT AS FOLLOWS:	4,366,262	4,500	1,280

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

     Whether the CP Facilities continue to be available to us depends on, among other things, whether we maintain a target net yield for the Contracts financed under the CP Facilities and comply with certain financial covenants contained in the sale and servicing agreements between us, as seller, and our respective wholly-owned special purpose subsidiary, OAFC or OARC, as purchaser. These financial covenants include:

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

We Depend on Residual Financing.

     When we sell our Contracts in securitizations, we receive cash and a residual interest in the securitized assets (“RISA”). The RISA represents the future cash flows to be generated by the Contracts in excess of the interest paid on the securities issued in the securitization and other costs of servicing the Contracts and completing the securitization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securitizations”). We can use the RISA from each securitization as collateral to borrow cash under our Residual Lines to finance our operations. The amount of cash advanced by our lenders under our Residual Lines depends on a collateral formula that is determined in large part by how well our securitized Contracts perform. If our portfolio of securitized Contracts experience higher delinquency and loss ratios than expected, then the amount of money we can borrow under the Residual Lines would be reduced. The reduction in availability under these Residual Lines could materially and adversely affect our operations, financial condition and cash flows. Additionally, we are subject, under the documentation governing the Residual Lines, to certain financial covenants.

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

We Depend on Credit Enhancement.

     From inception through June 30, 2004, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy or bond in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

•	we will be able to continue to obtain credit enhancement in any form from our current providers;

•	we will be able to obtain credit enhancement from any other provider of credit enhancement on acceptable terms; or

•	future securitizations will be similarly rated.

     We also rely on a financial guarantee insurance policy or bond to reduce our costs of borrowing under the CP Facilities. If our current providers’ credit ratings are downgraded or if they withdraw the credit enhancement, we could be subject to higher interest costs for our future securitizations and financing costs during the warehousing period. Such events could have a material adverse effect on our results of operations, financial condition and cash flows.

We Are Subject to Interest Rate Fluctuations.

     Our profitability is largely determined by the difference, or “spread,” between the effective rate of interest received by us on the Contracts acquired and the interest rates payable under our credit facilities during the warehousing period and for securities issued in our securitizations.

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

Our Quarterly Earnings May Fluctuate.

     Our revenues have fluctuated in the past and can be expected to fluctuate in the future principally as a result of the following factors:

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

We Are Subject to System Risks.

     The Company maintains an in-house loan accounting and collections system to service its Contract portfolio. If issues with the in-house system arise in the future, we may be unable to acquire Contracts and service the outstanding portfolio. The failure of this system could materially and adversely affect our results of operations, financial condition and cash flows.

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

ITEM 2. PROPERTIES

     The Company did not own any real property at June 30, 2004. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri service center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood service center is in approximately 20,000 square feet. One Auto Finance Center is located in the corporate headquarters building.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE
10.154	Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2004-B, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank in connection with the Onyx Acceptance Owner Trust 2004-B. (1)

10.155	Backup Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, JPMorgan Chase Bank, XL Capital Assurance Inc., Onyx Acceptance Owner Trust 2004-B and Systems & Services Technologies, Inc. dated as of May 27, 2004. (2)

21.1	Subsidiaries of the Registrant.*

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed June 3, 2004 — (File No. 333-28893)

(2)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed June 3, 2004 — (File No. 333-28893)

(b) REPORTS ON FORM 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

Date: August 12, 2004	By:	/s/ JOHN W. HALL

John W. Hall
President, CEO and Principal Executive Officer

Date: August 12, 2004	By:	/s/ DON P. DUFFY

Don P. Duffy
Executive Vice President, CFO and Principal
Financial Officer

EXHIBIT INDEX

21.1	Subsidiaries of the Registrant.

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.