Form 10-Q
period 2004-09-30
ONYX ACCEPTANCE CORP
filed 2004-11-15
CIK 1006614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                        TO

COMMISSION FILE NUMBER: 028050

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

YES ☐ NO ☒

     As of November 12, 2004 there were 5,551,629 shares of registrant’s Common Stock, par value $.01 per share outstanding.

ONYX ACCEPTANCE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents	$28,367	$15,434
Restricted cash	1,576	500
Credit enhancement assets, at fair value	184,269	182,344
Contracts held for sale	161,573	195,347
Contracts held for investment (net of allowance)	10,900	8,812
Other assets	12,449	11,378

Total assets	$399,134	$413,815
LIABILITIES
Accounts payable	$35,528	$21,064
Debt:
Warehouse lines	127,701	183,008
Residual lines	27,190	30,697
Subordinated financing	52,821	51,077

Total debt	207,712	264,782
Other liabilities	59,528	48,050

Total liabilities	302,768	333,896
EQUITY
Common stock
Par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 5,260,577 as of September 30, 2004 and 5,141,566 as of December 31, 2003	53	51
Paid in capital	31,237	32,880
Retained earnings	42,126	33,561
Accumulated other comprehensive income, net of tax	22,950	13,427

Total equity	96,366	79,919

Total liabilities and equity	$399,134	$413,815

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Interest income	$11,421	$8,670	$32,388	$30,140
Interest expense-warehouse and residual lines	2,100	1,666	5,936	6,071
Interest expense-other	1,992	2,250	6,466	4,994

Net interest income	7,329	4,754	19,986	19,075
Gain on sale of contracts (net)	8,508	8,725	25,099	18,057
Service fee income	15,003	13,616	42,406	40,042

Total Revenues	30,840	27,095	87,491	77,174
EXPENSES:
Provision for credit losses	760	967	1,515	2,221
OPERATING EXPENSES:
Salaries and benefits	14,755	13,474	43,655	41,236
Systems and servicing	1,221	1,088	3,510	3,135
Telephone and data lines	877	781	2,223	2,366
Depreciation	372	575	1,243	1,885
General and administrative expenses	5,596	7,068	17,966	20,362

Total Operating Expenses	22,821	22,986	68,597	68,984

Total Expenses	23,581	23,953	70,112	71,205

Income before income taxes	7,259	3,142	17,379	5,969
Income Taxes	2,903	1,304	6,982	2,478

Net Income	$4,356	$1,838	$10,397	$3,491

Net Income per share – Basic	$0.83	$0.36	$1.98	$0.69
Net Income per share – Diluted	$0.69	$0.31	$1.66	$0.63
Basic Shares Outstanding	5,225,551	5,103,395	5,247,011	5,092,998
Diluted Shares Outstanding	6,310,967	6,002,979	6,262,581	5,514,459

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)
(UNAUDITED)

					ACCUMULATED OTHER
			ADDITIONAL		COMPREHENSIVE
		COMMON	PAID-IN	RETAINED	INCOME
	SHARES	STOCK	CAPITAL	EARNINGS	NET OF TAX	TOTAL
BALANCE, DECEMBER 31, 2003	5,142	$51	$32,880	$33,561	$13,427	$79,919
Issuance of Common Stock	300	3	1,101			1,104
Repurchase of Common Stock	(181)	(1)	(2,744)			(2,745)
Dividends Paid				(1,832)		(1,832)
Comprehensive income:
Unrealized gain in credit enhancement assets, net of tax of $6.3 million					9,523	9,523
Net income				10,397		10,397

Total comprehensive income						19,920

BALANCE, SEPTEMBER 30, 2004	5,261	$53	$31,237	$42,126	$22,950	$96,366

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
		2003
	2004	(Restated)
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$75,399	$(10,963)
INVESTING ACTIVITIES:
Cash used for purchases of property and equipment	(364)	(975)
FINANCING ACTIVITIES:
Proceeds from exercise of employee options	1,104	151
Repurchase of Common Stock	(2,745)
Payments on capital lease obligations	(481)	(480)
Dividends paid	(1,832)
Payments on residual lines of credit	(23,507)	(44,897)
Proceeds from drawdown on residual lines of credit	20,000	29,398
Paydown of warehouse lines related to securitizations	(1,296,918)	(1,170,121)
Proceeds from warehouse lines	1,241,609	1,189,120
Proceeds from issuance of subordinated debt	12,899	25,179
Principal payments on subordinated debt	(11,155)	(7,192)

Net cash provided by financing activities	(61,026)	21,158

Increase (decrease) in cash and cash equivalents	14,009	9,220
(Increase) Decrease in restricted cash	(1,076)	2,611
Cash and cash equivalents at beginning of period	15,434	9,488

Cash and cash equivalents at end of period	$28,367	$21,319

See the accompanying notes to the condensed consolidated financial statements.

ONYX ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

     Onyx Acceptance Corporation, a Delaware Corporation, (“Onyx”), and its wholly owned special purpose finance subsidiaries, Onyx Acceptance Financial Corporation (“OAFC”), Onyx Acceptance Funding Corporation (“OFC”), and Onyx Acceptance Receivables Corporation (“OARC”), its wholly owned subsidiary, ABNI Inc. (“ABNI”), and its recently dissolved majority owned subsidiary, C .U. Acceptance Corporation (“CUAC”), (collectively, the “Company”), is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment contracts originated by franchised and select independent automobile dealerships (collectively the “Contracts”). Onyx was incorporated on August 17, 1993, and commenced operations in February 1994. Onyx provides an independent source to automobile dealers to finance their customers’ purchases of new and used vehicles throughout the United States. The Company attempts to meet the needs of dealers through consistent buying practices, competitive rates, a dedicated customer service staff, fast turnaround time and systems designed to expedite the processing of credit applications.

RECLASSIFICATION

     Certain amounts in the 2003 periods’ condensed consolidated statements have been reclassified to conform to the corresponding 2004 presentation.

     The table below presents the reclassifications made:

	As of	As of
	September 30,	September 30,
	2003	2003
	As reported	Reclassified
	(Dollars in thousands)
Cash and cash equivalents	19,149	21,319
Contracts held for sale	186,630	193,819
Credit enhancement assets	177,923	185,613
Total Assets	401,519	418,569
Accounts payable	27,005	36,865
Other Liabilities	36,525	43,714
Total Liabilities	327,575	344,625

NOTE 2 — BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and have been prepared by Onyx Acceptance Corporation (“Onyx” or the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the regulations. In the opinion of management, the financial statements reflect all adjustments (all of a normal and recurring nature) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

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

NOTE 4 — CONTRACTS HELD FOR SALE

     Contracts held for sale are carried at the lower of cost or market value on an aggregate basis. Contracts held for sale include Contracts reacquired upon the exercise of securitization clean up calls and available for sale as part of future securitizations. At the time of such calls, any remaining Retained Interest in Securitized Assets (“RISA”) balance, net of associated other comprehensive income remaining in stockholders’ equity, is reclassified from credit enhancement assets and accounted for as loan premium on the reacquired Contracts. Loan premiums are amortized in a manner that results in a constant effective yield over the remaining life of the Contracts. In amortizing loan premium, the Company anticipates prepayments will occur at a rate consistent with that utilized in valuing its residual interests (1.75 ABS) over the estimated remaining contractual life of the Contracts at the date such Contracts are reacquired. If the Company’s actual prepayment experience differs materially from anticipated prepayment experience, the Company will recalculate the effective yield to reflect actual payments to date and anticipated future payments. The unamortized loan premium is adjusted, through a charge or credit to interest income, to the amount that would have existed had the new effective yield been applied since the acquisition of the Contracts.

     Contracts held for sale consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Gross Contracts held for sale	$150,686	$189,561
Less unearned interest	(973)	(844)

Net Contract balance	149,713	188,717
Loan Premium	10,931	4,853

Contracts held for sale	160,644	193,570
Dealer participation	929	1,777

Total	$161,573	$195,347

     As of September 30, 2004 and December 31, 2003, 25% and 26% of Contracts held for sale were originated in California, respectively.

     Contracts originated by the Company through its Gold program totaled approximately $602.7 million and $198.3 million at September 30, 2004 and December 31, 2003, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE 5 — CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $3.1 million allowance for probable losses at September 30, 2004 and a $2.5 million allowance at December 31, 2003. Amounts held for investment include Contracts that do not qualify for securitizations as a result of delinquency status, minimum balance or minimum remaining term. Contracts held for investment are carried at amortized cost reduced by a valuation allowance for credit losses inherent in the portfolio as of the balance sheet date.

     Contracts held for investment consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Gross Contracts held for investment	$13,990	$11,312
Less unearned interest	(16)	(14)

Contracts held for investment	13,974	11,298
Allowance for credit losses	(3,074)	(2,486)

Total	$10,900	$8,812

     Changes in the allowance for credit losses were as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$2,486	$1,851
Provision for credit losses	1,515	3,216
Charged-off loans	(6,388)	(7,424)
Recoveries-general	5,461	4,843

Balance at end of period	$3,074	$2,486

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

     Key economic assumptions used in determining the fair value of RISA at the time of securitization are as follows:

	For the Period Ended	For the Period Ended
	September 30,	December 31,
	2004	2003
Prepayment rate (ABS Speed)	1.75	1.75
Cumulative credit losses	3.25% to 3.5%	3.5% to 4.4%
Average Contract life	1.71% to 1.74%	1.67% to 1.76%
Discount rate	11.0% to 11.8%	10.8% to 11.0%

     Key economic assumptions used in determining the fair value of the RISA at September 30, 2004, and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003
Prepayment rate (ABS Speed)	1.61 to 2.07	1.65 to 2.14
Cumulative credit losses	2.4% to 3.8%	2.8% to 6.6%
Discount rate	9.2% to 11.8%	8.5% to 11.0%

     The outstanding owner trusts incurred net credit losses of $8.6 million and $13.6 million related to the securitized Contracts above during the quarters ended September 30, 2004 and 2003, respectively.

     During the quarter and nine-month period ended September 30, 2003, the Company recorded impairment losses of $0.45 million and $8.7 million, respectively. There was no impairment during the nine month period of 2004. Impairment charges are netted against gain on sale as reported in the statement of income.

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

     The following table presents the estimated future cash flows to be received from securitizations. Estimated future cash flows are calculated by taking the difference between the weighted average coupon rate of the Contracts sold and the weighted average security rate paid to the investors, less the contractually specified servicing fee of 1.0% per annum, financial guaranty insurance premiums and other costs and fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses and by discounting to present value.

	September 30,	December 31,
	2004	2003
	(In thousands)
Cash held in spread accounts	$101,215	$100,821
Estimated undiscounted RISA cash flows	205,395	211,544
Off balance sheet allowance for losses	(94,034)	(101,894)
Discount to present value	(28,307)	(28,127)

Credit Enhancement Assets	$184,269	$182,344

Outstanding balance of Contracts sold through securitizations	$2,688,922	$2,643,431

NOTE 7 — NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, the following is the dilutive effect of the Company’s potential common stock on net income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Net Income	$4,356	$1,838	$10,397	$3,491

Weighted average shares outstanding	5,226	5,103	5,247	5,093
Net effect of dilutive stock options/warrants	1,085	900	1,016	421

Diluted weighted average shares outstanding	6,311	6,003	6,263	5,514

Net income per share:
Basic EPS	$0.83	$0.36	$1.98	$0.69

Diluted EPS	$0.69	$0.31	$1.66	$0.63

     As of September 30, 2003, 49,182 of combined options and warrants were not included in the calculation of full dilution, as they were anti-dilutive. As of September 30, 2004, there were no options that were anti-dilutive. Additionally, the Company has no warrants outstanding as of September 30, 2004.

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

	September 30,
	2004	2003
Risk free interest rate	3.0%	2.9%
Expected stock price volatility	82.0%	79.7%
Expected life of options	six years	four years
Expected dividends	none	none

     The following table presents the pro forma disclosures required for SFAS 123 and SFAS 148 for the three and nine-month periods ended September 30:

	For the Quarters Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported (in thousands)	$4,356	$1,838	$10,397	$3,491
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (in thousands)	$117	$110	$427	$332

Pro forma net income (in thousands)	$4,239	$1,728	$9,970	$3,159

Earnings per share:
Basic — as reported	$0.83	$0.36	$1.98	$0.69
Basic — pro forma	$0.81	$0.34	$1.90	$0.62
Diluted — as reported	$0.69	$0.31	$1.66	$0.63
Diluted — pro forma	$0.67	$0.29	$1.59	$0.57

NOTE 9 — STOCK REPURCHASES

     In April, the Company announced that its Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of its common stock. As of September 30, 2004, the Company repurchased 180,768 shares or $2.7 million in open market transactions; no purchases were made after August 4, 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Onyx is a specialized consumer finance company engaged in the purchase, origination, securitization and servicing of Contracts originated by franchised and select independent automobile dealerships in the United States. The Company focuses its efforts on acquiring Contracts that are collateralized by late model used and, to a lesser extent, new automobiles, that are entered into with purchasers whom the Company believes have a favorable credit profile. Since commencing the purchase of Contracts in February 1994, the Company has acquired more than $12.3 billion in Contracts and currently has relationships with over 13,000 dealerships. The Company has expanded its operations from a single office in California to 19 Auto Finance Centers and one centralized buying center, together serving most of the United States.

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

     The Company uses forward interest rate swaps to hedge the variability in the forecasted future net cash flows it will receive from the RISA attributable to the risk of changing interest rates. The Company’s interest rate swap agreements involve arrangements to pay a fixed interest rate and receive a floating interest rate, at specified intervals, calculated on agreed-upon amortizing notional amounts. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific securitization transactions. Interest rate swap agreements are unwound upon securitization, whereby the gain or loss on the hedge is recorded to income and the associated component of the gain or loss previously recorded in other comprehensive income is reversed. As of September 30, 2004, the Company had no forward interest rate swaps outstanding.

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

RESULTS OF OPERATIONS

     The Company had net income of $4.4 million for the three-month period ended September 30, 2004, compared to net income of $1.8 million for the same period in 2003. For the nine-month period ended September 30, 2004, net income was $10.4 million, versus $3.5 million for the same period in 2003. The increase in net income for the three-month period was principally due to an increase in service fee income. The increase in net income for the nine-month period was principally due to higher gains from securitization sales. Additionally, collection related operating expenses decreased due to the improved performance of the serviced portfolio.

     Net Interest Income. Net interest income consists primarily of (1) the difference between the finance revenue earned on Contracts held on balance sheet during the warehousing period and the interest costs associated with the Company’s borrowings to purchase such Contracts; (2) the difference between income accreted on RISA and the interest costs associated with residual line borrowings secured by RISA and (3) interest and amortized fees charged in connection with the Company’s subordinated debt financings, capital lease obligations, the costs associated with hedging activities under the guidelines of FAS 133, and amortization of loan premiums.

     Net interest income was $7.3 million for the quarter ended September 30, 2004, compared to $4.8 million for the same period in 2003. For the nine-month period ended September 30, 2004, net interest income was $20.0 million, versus $19.1 million for the same period in 2003. The increase in net interest income for the three and nine-month periods ended September 30, 2004 was principally due to an increase in interest income generated from the Company’s retained interest in securitized assets. Partially offsetting this increase for the nine-month period ending September 30, 2004, was an increase in interest expense incurred on the Company’s renewable unsecured subordinated notes. Interest expense in connection with the Company’s renewable unsecured subordinated notes increased by $1.5 million for the nine-month period ended September 30, 2004. As of September 30, 2004, the balance of the renewable unsecured subordinated notes was $40.8 million, compared to $33.4 million as of September 30, 2003. The reduction in other interest expense for the third quarter of 2004 versus 2003 was principally due to a reduction in interest expense under the guidelines of FAS 133.

     The table below depicts the major components of net interest income.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Income:
Finance Revenue (net of participation amortization)	$2,902	$3,806	$10,618	$13,147
RISA income	8,519	4,864	21,770	16,993

Total interest income	11,421	8,670	32,388	30,140
Expense:
Warehouse lines	1,485	990	4,094	3,265
Residual lines	615	676	1,842	2,806
Other interest expense	1,992	2,250	6,466	4,994

Total interest expense	4,092	3,916	12,402	11,065

Net interest income	$7,329	$4,754	$19,986	$19,075

     The Company has increased the fair value on certain of its outstanding securitization transactions through other comprehensive income on the statement of financial condition. The increase is principally due to the improved loss performance of certain securitization transactions, and may result in higher earnings on the RISA assets in future quarters.

     Contractual servicing fee income is earned at a rate of 1.0% per annum on the outstanding principal balance of the serviced Portfolio. The Company also earns servicing fees on Contracts originated through its Onyx Gold program. Servicing fee income is related to the size of the serviced portfolio and also includes investment interest, late fees, extension fees, document fees and other fees charged to customer accounts. Service fee income was $15.0 million and $42.4 million for the quarter and nine-month periods ended September 30, 2004, compared to $13.6 million and $40.0 million for the same periods in 2003, respectively. The increase reflects the additional revenue generated from the Onyx Gold program. During the three and nine-month period ended September 30, 2004, the Gold program generated $0.8 million and $2.6 million in service fees, respectively, versus $0.1 million for the nine months ended September 30, 2003. As of September 30, 2004, and 2003, the Company’s Gold portfolio was $602.7 million and $68.9 million, respectively.

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

     The Company completed one securitization in the amount of $450 million during the quarter, resulting in a gain on sale of Contracts of $8.5 million or 1.9% of the dollar amount of Contracts securitized, compared to a securitization of $400 million during the third quarter of 2003, which resulted in a gross gain on sale of Contracts totaling $9.2 million or 2.3% of the dollar amount of the Contracts securitized. The decrease in gain recorded for 2004 was principally due to the decrease in the weighted average net spread realized. The net interest rate spread is the difference between the weighted average Contract rate of the securitized assets and the weighted average investor rate inclusive of all costs related to the transaction. Interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are partially reduced through hedging activities.

     The table below depicts the major components of net spread.

	2004-A	2004-B	2004-C	2003-A	2003-B	2003-C
Weighted average A.P.R	8.97%	8.90%	9.63%	9.79%	9.14%	8.75%
Projected net annualized loss rate	(2.05)	(2.02)	(1.86)	(2.21)	(2.20)	(2.07)
Service fee, dealer participation & other	(1.96)	(2.02)	(1.97)	(2.19)	(2.01)	(1.99)
Cost of funds, including investor rate	(2.93)	(3.08)	(3.66)	(3.24)	(2.78)	(2.48)

Net interest rate spread	2.03%	1.78%	2.14%	2.15%	2.15%	2.21%

     There was no impairment of RISA for the nine-month period ending September 30, 2004. The Company recorded $0.5 million and $8.7 million pre-tax impairment charges on its RISA assets during the three and nine-month periods ending September 30, 2003, respectively.

     Provision for Credit Losses. The provision for credit losses represents net credit losses incurred on Contracts held for Investment and the future provision based on the net change in Contracts held for Investment during the period. The provision for credit losses decreased to $760 thousand for the quarter ended September 30, 2004, compared to $967 thousand for the same period in 2003. For the nine-month period ended September 30, 2004, the provision for credit losses was $1.5 million, versus $2.2 million for the same period in 2003.

     The table below depicts the components of the provision for the relative periods

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
	(In Thousands)
Net change in Contracts held for Investment	$2,479	$1,194	$2,676	$1,841

Net Charge-offs-(Contracts held for Investment)	$215	$704	$927	$1,817
Future Provision	545	263	588	404

Total provision	$760	$967	$1,515	$2,221

     Operating Expenses. For the three and nine-month periods ended September 30, 2004, total operating expenses were $22.8 million and $68.6 million, versus $23.0 million and $69.0 million for the same periods in 2003. Total operating expenses as a percent of the managed portfolio decreased to 2.6%, versus 3.2% for the quarter ended September 30, 2003. For the nine-month period ended September 30, 2004, operating expenses as a percent of the managed portfolio were 2.8%, versus 3.2% for the same period in 2003. (The managed portfolio includes contracts held for sale and investment, contracts sold on a whole loan basis with retained servicing and outstanding securitized contracts).

     The Company has been able to keep operating expenses in check through ongoing implementation of technology and automation to further enhance operating efficiencies. However, higher health care and general insurance premiums have contributed to increases in salary and benefit expenses during the quarter and nine-month period ending September 2004. Increases in salary and benefit expenses were offset with reductions in collection related expenses stemming from the continued improvement of the performance of the serviced portfolio. Collection related expenses decreased by approximately $1.0 million for the quarter versus the same period in 2003 and by approximately $1.8 million for the nine-month period ending September 2004 versus the same period in 2003. Additionally, as a direct result of the improved portfolio performance, physical damage insurance related charges for uninsured motorists decreased by approximately $0.8 million for the quarter and nine-month periods ending September 2004 versus the same periods in 2003. Other operating expenses include professional fees, marketing, supplies, facility related charges, insurance fees, collection fees and credit bureau fees. The decrease in other operating expense is principally due to reductions in collection related charges as a result of the improved performance of the serviced portfolio.

     Income Taxes. The Company files federal and certain state tax returns as a consolidated group. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for Onyx was 40.0% for the nine months ended September 30, 2004 and 41.5% for the same period in 2003.

FINANCIAL CONDITION

CONTRACTS HELD FOR SALE

     Contracts held for sale are presented at the lower of cost or market value and totaled $161.6 million at September 30, 2004, compared to $195.3 million at December 31, 2003. The number and principal balance of Contracts held for sale is largely dependent upon the timing and size of the Company’s securitizations.

CONTRACTS HELD FOR INVESTMENT

     Contracts held for investment are net of a $3.1 million allowance for probable losses as of September 30, 2004 and a $2.5 million allowance as of December 31, 2003. Amounts held for investment include Contracts that do not qualify for Contract securitizations as a result of delinquency status, minimum balance or remaining term. The Company maintains an allowance for credit losses to cover anticipated losses on the Contracts held for investment on the statement of financial condition. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the Contracts held for investment. The level of the allowance is based principally on the outstanding balance of Contracts held for investment and historical loss trends.

     The following table illustrates the changes in the Company’s Contract acquisition volume, securitization activity and servicing portfolio during the past five fiscal quarters:

SELECTED QUARTERLY FINANCIAL INFORMATION

	For the Quarters Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2004	2004	2004	2003	2003
	(Dollars in Thousands)
Contracts purchased during period	$422,307	$425,745	$422,055	$392,107	$386,945
Contracts purchased during period-Gold program	$31,834	$261,915	$257,753	$143,285	$70,904
Average combined monthly volume during period	151,381	229,220	226,603	178,464	152,617
Contracts securitized during period	450,000	450,000	450,000	400,000	400,000
Servicing portfolio at period end	2,852,609	2,849,279	2,847,039	2,843,446	2,849,201
Managed portfolio at period end	3,455,352	3,480,864	3,271,617	3,041,726	2,918,122

ASSET QUALITY

     The Company monitors and attempts to minimize delinquencies and losses through timely collections and the use of a predictive dialing system. At September 30, 2004, 30+ day delinquencies represented 0.87% of the amount of Contracts in its serviced portfolio compared to 1.37% at December 31, 2003. Net charge-offs as a percentage of the average serviced portfolio were 1.23% for the quarter ended September 30, 2004, compared to 1.98% for the quarter ended September 30, 2003. For the nine-month periods ended September 30, 2004 and 2003, net charge-off as a percentage of the average serviced portfolio were 1.44% and 2.19%, respectively. In an effort to improve borrower credit statistics, the Company modified its incentive compensation system during the fourth quarter of 2000 to shift purchases of Contracts to a higher percentage of higher credit quality product. The result has been increased credit scores and an improvement in overall borrower statistics.

DELINQUENCY EXPERIENCE OF SERVICED PORTFOLIO

	Sept. 30, 2004	December 31, 2003
	Amount	Amount
	(Dollars in Thousands)
Serviced portfolio	$2,852,609	$2,843,446
Delinquencies(1)(2)
30 - 59 days	$16,315	$28,084
60 - 89 days	4,735	5,889
90+ days	3,812	4,955

Total	$24,862	$38,928

Total delinquencies as a percent of Serviced portfolio	0.87%	1.37%

(1)	Delinquencies include principal amounts only, net of repossessed inventory and accounts in bankruptcy. Delinquent thirty-plus day repossessed inventory as a percent of the serviced portfolio was 0.42% and 0.58% at September 30, 2004 and December 31, 2003, respectively. Delinquent thirty-plus day Contracts in bankruptcy as a percent of the serviced portfolio were 0.75% and 0.90% at September 30, 2004 and December 31, 2003, respectively.

(2)	The period of delinquency is based on the number of days payments are contractually past due.

LOAN LOSS EXPERIENCE OF SERVICING PORTFOLIO

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Average servicing portfolio(1)	$2,852,197	$2,873,953	$2,847,384	$2,889,316
Number of gross charge-offs	2,420	3,205	8,647	10,215
Gross charge-offs	$12,312	$17,625	$42,299	$57,611
Net charge-offs(2)	$8,797	$14,255	$30,844	$47,433
Annualized net charge-offs as a percent of average Servicing portfolio	1.23%	1.98%	1.44%	2.19%

(1)	Average is based on daily balances.

(2)	Net charge-offs are gross charge-offs minus recoveries on Contracts previously charged off.

     The following table illustrates the cumulative net credit loss performance of each of the securitized pools outstanding for the period from the date of securitization through September 30, 2004, stated as a percentage of the original principal balance.

Month	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A	03-B	03-C	03-D	04-A	04-B	04-C
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
3	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.01%	0.00%	0.01%	0.02%	0.01%
4	0.04%	0.04%	0.03%	0.02%	0.02%	0.03%	0.02%	0.02%	0.01%	0.01%	0.01%	0.01%	0.01%	0.02%	0.01%	0.02%	0.05%	0.02%
5	0.11%	0.10%	0.06%	0.07%	0.07%	0.10%	0.05%	0.04%	0.02%	0.04%	0.06%	0.03%	0.02%	0.04%	0.03%	0.05%	0.09%	0.05%
6	0.18%	0.17%	0.11%	0.15%	0.12%	0.18%	0.11%	0.08%	0.07%	0.10%	0.11%	0.07%	0.07%	0.06%	0.08%	0.08%	0.13%
7	0.37%	0.30%	0.26%	0.26%	0.20%	0.30%	0.18%	0.14%	0.12%	0.17%	0.17%	0.15%	0.11%	0.12%	0.11%	0.15%	0.22%
8	0.63%	0.44%	0.41%	0.39%	0.31%	0.39%	0.29%	0.22%	0.19%	0.23%	0.26%	0.30%	0.17%	0.21%	0.18%	0.21%	0.32%
9	0.87%	0.67%	0.65%	0.50%	0.47%	0.50%	0.38%	0.32%	0.26%	0.33%	0.34%	0.37%	0.24%	0.27%	0.23%	0.27%
10	1.05%	0.90%	0.85%	0.65%	0.60%	0.65%	0.48%	0.44%	0.34%	0.41%	0.42%	0.44%	0.31%	0.35%	0.31%	0.35%
11	1.27%	1.11%	1.08%	0.85%	0.77%	0.77%	0.59%	0.51%	0.39%	0.49%	0.51%	0.51%	0.39%	0.42%	0.35%	0.43%
12	1.59%	1.38%	1.29%	1.03%	0.95%	0.89%	0.70%	0.59%	0.48%	0.58%	0.60%	0.59%	0.44%	0.49%	0.42%	0.50%
13	1.82%	1.57%	1.42%	1.25%	1.14%	1.04%	0.78%	0.69%	0.56%	0.68%	0.70%	0.67%	0.50%	0.54%	0.46%

Month	00-A	00-B	00-C	00-D	01-A	01-B	01-C	01-D	02-A	02-B	02-C	02-D	03-A	03-B	03-C	03-D	04-A	04-B	04-C
14	2.03%	1.84%	1.65%	1.41%	1.31%	1.19%	0.89%	0.77%	0.64%	0.75%	0.79%	0.75%	0.59%	0.60%	0.52%
15	2.25%	2.08%	1.93%	1.62%	1.47%	1.33%	1.00%	0.85%	0.74%	0.84%	0.89%	0.79%	0.67%	0.63%	0.61%
16	2.48%	2.26%	2.16%	1.86%	1.64%	1.43%	1.11%	0.94%	0.83%	0.93%	0.98%	0.88%	0.74%	0.70%
17	2.64%	2.42%	2.42%	2.04%	1.78%	1.55%	1.23%	1.03%	0.91%	1.02%	1.07%	0.99%	0.81%	0.80%
18	2.80%	2.69%	2.65%	2.20%	1.96%	1.67%	1.34%	1.10%	1.00%	1.10%	1.16%	1.07%	0.89%
19	2.98%	2.96%	2.97%	2.41%	2.10%	1.80%	1.45%	1.19%	1.12%	1.16%	1.29%	1.15%	0.97%
20	3.25%	3.20%	3.25%	2.60%	2.25%	1.94%	1.58%	1.30%	1.20%	1.26%	1.38%	1.22%	1.07%
21	3.52%	3.44%	3.48%	2.75%	2.36%	2.09%	1.71%	1.39%	1.27%	1.34%	1.48%	1.30%	1.15%
22	3.69%	3.69%	3.70%	2.92%	2.49%	2.23%	1.84%	1.51%	1.39%	1.44%	1.60%	1.36%
23	3.91%	3.94%	3.95%	3.03%	2.61%	2.35%	1.92%	1.59%	1.49%	1.52%	1.69%	1.43%
24	4.12%	4.18%	4.18%	3.16%	2.75%	2.47%	2.02%	1.67%	1.60%	1.60%	1.76%	1.49%
25	4.32%	4.39%	4.37%	3.32%	2.86%	2.57%	2.13%	1.73%	1.69%	1.66%	1.82%
26	4.52%	4.57%	4.54%	3.45%	3.01%	2.67%	2.25%	1.80%	1.76%	1.73%	1.89%
27	4.71%	4.74%	4.74%	3.59%	3.12%	2.77%	2.33%	1.89%	1.82%	1.77%	1.96%
28	4.87%	4.91%	4.88%	3.71%	3.27%	2.87%	2.43%	1.96%	1.93%	1.80%
29	5.04%	5.07%	5.03%	3.86%	3.41%	2.96%	2.52%	2.01%	1.99%	1.85%
30	5.23%	5.22%	5.18%	4.00%	3.52%	3.04%	2.62%	2.06%	2.02%	1.92%
31	5.35%	5.36%	5.33%	4.09%	3.60%	3.11%	2.72%	2.09%	2.06%
32	5.48%	5.53%	5.43%	4.20%	3.69%	3.19%	2.81%	2.14%	2.11%
33	5.61%	5.67%	5.57%	4.28%	3.78%	3.28%	2.89%	2.19%	2.15%
34	5.74%	5.80%	5.67%	4.39%	3.87%	3.35%	2.92%	2.21%
35	5.85%	5.91%	5.77%	4.47%	3.93%	3.41%	2.97%	2.26%
36	5.96%	6.04%	5.90%	4.55%	4.03%	3.48%	3.00%	2.30%
37	6.06%	6.15%	5.99%	4.64%	4.10%	3.51%	3.05%
38	6.16%	6.24%	6.09%	4.73%	4.16%	3.56%	3.10%
39	6.25%	6.35%	6.17%	4.81%	4.20%	3.59%	3.13%
40	6.33%	6.43%	6.24%	4.85%	4.24%	3.62%
41	6.41%	6.53%	6.31%	4.91%	4.28%	3.65%
42	6.48%	6.60%	6.39%	4.95%	4.30%
43	6.54%	6.67%	6.47%	4.98%	4.33%
44	6.59%	6.76%	6.53%	5.02%
45	6.62%	6.82%	6.60%	5.05%
46		6.86%

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

     The Company’s primary source of funds from continuing operations is securitization proceeds. The Company uses the cash generated from securitizations to pay down outstanding warehouse facilities. These facilities are then used to fund the purchase of Contracts. Although the Company has historically operated on a negative cash flow basis, excluding the effects of securitization transactions, from operating activities, the Company generated positive cash flow beginning in the fourth quarter of 2003. The Company finances dealer participation payments and daily operations principally through credit facilities collateralized by its retained interest in securitized assets, proceeds from subordinated debt offerings, and cash from operating activities. Cash provided by operating activities was $75.4 million for the nine months ended September 30, 2004, compared to $11.0 million used during the same period in 2003. During the nine-month period ending September 2003, the Company executed three securitizations in the amount of $1.2 billion, compared to three securitizations during the nine-month period ending September 2004 in the amount of $1.4 billion. The change in cash provided by operating activities is also largely dependent upon the amount of cash released from spread accounts, the timing of securitization transactions (including whether they include pre-funding agreements) and the size of securitizations executed relative to the volume of Contracts originated during the warehouse period.

     We have entered into an agreement and plan of merger with Capital One Auto Finance, Inc. and its subsidiary, Foothill Services Corporation, under which the Company will be acquired by Capital One Auto Finance for $28.00 per outstanding share of Onyx common stock. The acquisition is expected to close in the first quarter of 2005. Based upon discussions with Capital One Auto Finance and given the pending acquisition it is likely that we will not execute on our original plans to complete a securitization transaction in the fourth quarter of 2004. If a securitization transaction is not completed in the fourth quarter, we will likely experience a fourth quarter GAAP loss and lower than expected annual net income for the full year 2004 due to the lost gain on sale income. Additionally, we may need to request waivers of certain covenants in our warehouse and residual facilities with respect to “equity to asset” ratios, and we may need to obtain bridge financing if our warehouse facilities reach their maximum capacity. However, we anticipate that following the expected closing of the merger, the decreased liquidity we will experience in the fourth quarter of 2004 should be alleviated by future securitization transactions or funding access through Capital One Auto Finance. If the pending merger transaction with Capital One Auto Finance fails to close, the decreased liquidity and net earnings should still be alleviated by future securitization transactions.

     The Company continues to focus its efforts on building and maintaining its dealer relations through its existing branch locations. Capital expenditures of $364 thousand and $975 thousand during the nine-month periods ended September 30, 2004 and 2003, respectively, were due to the ongoing maintenance and upgrade of the Company’s servicing infrastructure.

     CP Facilities: As of September 30, 2004, the Company was party to two warehouse facilities. The Company has a warehouse facility of $300 million (the “Triple-A CP Facility”), with Triple-A One Funding Corporation (“Triple-A”). Onyx Acceptance Financial Corporation (“OAFC”), a special purpose subsidiary of the Company, is the borrower under the Triple-A CP Facility. The Triple-A CP Facility is used to fund the purchase or origination of Contracts. Triple-A is a rated commercial paper asset-backed conduit sponsored by MBIA Insurance Corporation (“MBIA”). MBIA provides credit enhancement for the facility by issuing a financial guarantee insurance policy covering all principal and interest obligations owed for the borrowings under the facility. The Company pledges certain of its Contracts held for sale to borrow from Triple-A. The Triple-A CP Facility was renewed in November 2001 for a three-year term, subject to annual renewals by liquidity providers. The Company is presently negotiating the extension of this facility.

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

     The Residual Lines: As of September 30, 2004, the Company, through a special purpose subsidiary of the Company, Onyx Acceptance Funding Corporation (“OFC”), had three residual financing facilities:

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

     Subordinated Debt: As of September 30, 2004, the Company had outstanding approximately $52.8 million of subordinated debt, $12.0 million of which has a stated interest rate of 12.5% and a maturity of June 2006. The remaining balance of $40.8 million was raised through the Company’s renewable unsecured subordinated note program launched during the first quarter of 2002. The weighted average interest rate on the balance of the renewable notes outstanding as of September 30, 2004 was approximately 7.8%. The renewable notes have varying maturities ranging from three months to ten years.

     As part of the planned merger with Capital One Auto Finance, as outlined in the merger agreement, as a condition to the closing of the merger, all outstanding unsecured subordinated notes with a maturity of June 2006 will be redeemed as of the March 15, 2005 payment date.

     The facilities and lines above contain affirmative, negative and financial covenants typical of such credit facilities. The Company was in compliance with these covenants as of September 30, 2004.

SECURITIZATIONS

     Off balance sheet arrangements are used in the ordinary course of business. Generally, these transactions are structured as off balance sheet sales of Contracts. One of the most common forms of off balance sheet arrangements is Contract securitizations. Regular Contract securitizations are an integral part of the Company’s business plan because they allow the Company to increase its liquidity, provide for redeployment of its capital and reduce risks associated with interest rate fluctuations. The Company has developed a securitization program that involves selling interests in pools of its Contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating each securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of credit enhancement for the underlying securitization, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risk Factors”. The table below provides information about the outstanding trusts’ assets and liabilities as of September 30, 2004 and December 31, 2003.

	Sept. 30,	December 31,
	2004	2003
	(In millions)
Total assets	$2,793	$2,750
Total liabilities	$2,702	$2,642

     The Company completed one AAA/Aaa rated publicly underwritten asset-backed securitization in the amount of $450 million during the third quarter of 2004. Since 1994, the Company has securitized approximately $11.5 billion of its Contracts in 37 separate transactions. In each of its securitizations, the Company has sold its Contracts to a newly formed grantor or owner trust, which issued certificates or notes in an amount equal to the aggregate principal balance of the Contracts. The net proceeds of these securitizations were used to pay down outstanding indebtedness incurred under the Company’s warehouse financing facilities to purchase Contracts, thereby creating availability for the purchase of additional Contracts.

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

     As described under “Liquidity and Capital Resources” above, we do not anticipate completing a securitization transaction in the 4th quarter of 2004, and, as a result, our revenues will be significantly lower than previously expected.

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

FORWARD LOOKING STATEMENTS

     The preceding Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the current views of the Company with respect to future events and financial performance, including the Company’s expectation that it will continue to generate positive cash flow. These forward looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by consumers and demographics of the lending markets of the Company; (2) continued dealer relationships; (3) fluctuations between consumer interest rates and the cost of funds; (4) federal and state regulation of auto finance operations; (5) competition within the consumer lending industry; (6) the availability and cost of securitization transactions; (7) the failure to close the pending acquisition of the Company by Capital One Auto Finance, Inc.; and (8) the availability and cost of warehouse and residual financing.

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

     The Company remitted cash payments, net of expenses, of approximately $2.1 million during the third quarter of 2004 and received cash payments, net of expenses, of approximately $0.8 million during the third quarter of 2003 to settle forward interest rate swap agreements. These amounts were included in the gain on sale of Contracts in the related securitization transactions. Cash payments are recovered over time through a higher gross interest rate spread on the related securitization transaction, while cash receipts are offset through a lower gross interest rate spread on the related securitization transaction. As of September 30, 2004, the Company had no forward interest rate swap agreements outstanding.

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

     As required by SEC rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table presents the total number of shares repurchased during the third quarter of fiscal 2004, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that were available for repurchase as of September 30, 2004, pursuant to the $5.0 million share repurchase program:

(d)
			(c)	Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	(a)	(b)	Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans	Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs(1)
July 1 through July 31	14,400	$15.84	14,400	$2.3 Million
August 1 through August 31	—	—	—	$2.3 Million
Sept. 1 through Sept. 30	—	—	—	$2.3 Million

Total	14,400	$15.84	14,400

(1)	The Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $5.0 million of the Company’s Common Stock in February 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders will be scheduled for stockholders to consider and vote on a proposal to approve and adopt the Agreement and Plan of Merger, dated as of September 21, 2004, by and among Capital One Auto Finance, Inc. (“Capital One Auto Finance”), Foothill Services Corporation, a wholly owned subsidiary of Capital One Auto Finance, and the Company, providing for the acquisition of the Company by Capital One Auto Finance and the other transactions contemplated by the merger agreement.

ITEM 5. OTHER INFORMATION

PLANNED MERGER WITH CAPITAL ONE AUTO FINANCE

     On September 21, 2004, the Company entered into an agreement and plan of merger with Capital One Auto Finance, Inc., a subsidiary of Capital One Financial Corporation under which the Company will be acquired by Capital One Auto Finance for $28.00 per outstanding share of Onyx common stock. The acquisition is expected to close in the first quarter of 2005.

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

     We cannot assure you that our CP Facilities will be available to us or that they will be available on favorable terms. We currently do not anticipate completing a securitization transaction in the 4th quarter of 2004, and, as a result, we may need to request waivers of certain covenants in our CP Facilities and we may need to negotiate increases to the capacity of one or both of our CP Facilities. If we are unable to arrange new warehousing credit facilities, extend our existing credit facilities when they expire or increase the capacity under one or both of our CP Facilities, our results of operations, financial condition and cash flows could be materially and adversely affected.

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

     If we were unable to profitably securitize a sufficient number of our Contracts in a particular financial reporting period, then our revenues for such period could decline and could result in lower net income or a loss for such period. Currently, we do not anticipate completing a securitization transaction in the 4th quarter of 2004, and, as a result, our revenues will decline and we may incur a loss for such quarter. In addition, unanticipated delays in closing a securitization could also increase our interest rate risk by increasing the warehousing period for our Contracts. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

We Depend on Credit Enhancement.

     From inception through September 30, 2004, each of our securitizations has utilized credit enhancement in the form of a financial guarantee insurance policy or bond in order to achieve “AAA/Aaa” ratings. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us. We cannot assure you that:

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

We Depend on Key Personnel.

     Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is presently bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. We cannot assure you that we will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.

Our Industry is Highly Competitive.

     Competition in the field of financing retail motor vehicle sales is intense. The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers and distributors, as well as banks, savings associations, independent finance companies, credit unions and leasing companies. Several of these competitors have greater financial resources than we do. Many of these competitors also have long-standing relationships with automobile dealerships and offer dealerships or their customers other forms of financing or services not provided by us. Our ability to compete successfully depends largely upon our relationships with dealerships and the willingness of dealerships to offer those Contracts that meet our underwriting criteria to us for purchase. We cannot assure you that we will be able to continue to compete successfully in the markets we serve.

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

We Are Subject to Risks if the Merger with Capital One Auto Finance, Inc. Does Not Close.

     Not all of the conditions to the closing of the merger, including the receipt of the approval of our stockholders holding a majority of the outstanding shares entitled to vote at the special meeting of our stockholders and the receipt of necessary governmental approvals, may be fulfilled. If the merger agreement is terminated under certain circumstances set forth in the merger agreement, the requirement to pay a termination fee of $9,000,000 in cash to Capital One Auto Finance could adversely affect our business, financial condition and results of operations.

ITEM 2. PROPERTIES

     The Company did not own any real property at September 30, 2004. The Company’s leases approximately 82,000 square feet of office space for its headquarters located in Foothill Ranch, California. The Company also leases office space for its Auto Finance Centers and its Hazelwood, Missouri service center; the average size of an Auto Finance Center is generally four to five thousand square feet. The Hazelwood service center is in approximately 20,000 square feet. One Auto Finance Center and the centralized buying center are located in the corporate headquarters building.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE
2.1	Agreement and Plan of Merger by and among Capital One Auto Finance, Inc., Foothill Services Corporation and Onyx Acceptance Corporation, dated as of September 21, 2004. (3)

10.156	Sale and Servicing Agreement between Onyx Acceptance Owner Trust 2004-C, Onyx Acceptance Financial Corporation, Onyx Acceptance Corporation and JPMorgan Chase Bank in connection with the Onyx Acceptance Owner Trust 2004-C. (1)

10.157	Backup Servicing Agreement between Onyx Acceptance Corporation, Onyx Acceptance Financial Corporation, JPMorgan Chase Bank, XL Capital Assurance Inc., Onyx Acceptance Owner Trust 2004-C and Systems & Services Technologies, Inc. dated as of August 26, 2004. (2)

21.1	Subsidiaries of the Registrant.*

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 31, 2004 — (File No. 333-28893)

(2)	Incorporated by reference from Onyx Acceptance Financial Corporation’s Current Report on Form 8-K filed August 31, 2004 — (File No. 333-28893)

(3)	Incorporated by reference from Onyx Acceptance Corporation’s Form 8-K filed September 23, 2004 — (File No. 000-28050)

(b)	REPORTS ON FORM 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX ACCEPTANCE CORPORATION

Date: November 12, 2004	By:	/s/ JOHN W. HALL

John W. Hall
President, CEO and Principal Executive Officer

Date: November 12, 2004	By:	/s/ DON P. DUFFY

Don P. Duffy
Executive Vice President, CFO and Principal
Financial Officer

EXHIBIT INDEX

21.1	Subsidiaries of the Registrant.

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.